Form 10-K
period 2018-12-31
SAUL CENTERS INC
filed 2019-02-26
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of February 20, 2019 was 22.7 million.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2018 was $673.7 million.
DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following table lists the significant properties acquired, developed and/or disposed of by the Company since January 1, 2016.

Name of Property	Location	Type	Square Footage	Year of Acquisition/ Development/ Disposal
Acquisitions
Burtonsville Town Square	Burtonsville, Maryland	Shopping Center	121,000	2017
7316 Wisconsin Avenue	Bethesda, Maryland	Mixed-Use	69,600	2018
Developments
Park Van Ness	Washington, DC	Mixed-Use	223,400	2013-2016
750 N. Glebe Road	Arlington, Virginia	Mixed-Use		2017-2018
Ashbrook Marketplace	Ashburn, Virginia	Shopping Center		2018
Dispositions
Crosstown Business Center	Tulsa, Oklahoma	Mixed-Use	197,100	2016
Great Eastern	District Heights, Maryland	Shopping Center	255,400	2017
As of December 31, 2018, the Company’s properties (the “Current Portfolio Properties”) consisted of 49 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties. Shopping Centers and Mixed-Use Properties represent reportable business segments for financial reporting purposes. Revenue, net income, total assets and other financial information of each reportable segment are described in Note 15 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Organizational Structure
The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries. The following diagram depicts the Company’s organizational structure and beneficial ownership of the common and preferred stock of Saul Centers calculated pursuant to Rule 13d-3 of the Exchange Act as of December 31, 2018.

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
The Company will also seek growth opportunities in its Washington, D.C. metropolitan area Mixed-Use portfolio, primarily through development and redevelopment. The Company is developing approximately 490 residential units with approximately 60,000 square feet of street-level retail space at 750 N. Glebe Road in Arlington, Virginia, which is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, a portion of which is being financed by a $157.0 million construction-to-permanent loan. Management also intends to negotiate lease renewals or to re-lease available space in the Mixed-Use Properties, while considering the strategic balance of optimizing short-term cash flow and long-term asset value.
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
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of December 31, 2018, 263 apartments (97.0%) were leased. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.
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

From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space on 2.8 acres of land. Concrete work is substantially complete and pre-cast facade panels, masonry and windows are being installed. Interior framing, electrical, plumbing and HVAC work have commenced. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, a portion of which is being financed by a $157.0 million construction-to-permanent loan. Leases have been executed for a 41,500 square foot Target and 9,000 square feet of retail shop space, resulting in approximately 84% of the retail space being leased.

Albertson's/Safeway, currently a tenant at seven of the Company's shopping centers (two stores of which are operated by subtenants), closed two Safeway stores located at the Company's properties during the June 2016 quarter. The stores that closed were located in Broadlands Village, Loudoun County, Virginia and Briggs Chaney Plaza, Montgomery County, Maryland. The lease at Briggs Chaney remains in full force and effect and Albertson’s/Safeway has executed a sublease with a replacement grocer, Global Food, for that space and Global Food commenced operations in March 2017. In February 2017, the Company terminated the lease with Albertson's/Safeway at Broadlands and received a $3.6 million termination fee which was recognized as revenue in the first quarter. The termination fee revenue was partially offset by the loss of approximately $1.6 million of rental revenue over the course of 2017. The Company executed a lease with Aldi Food Market for 20,000 square feet of this space, which opened in November 2017, and has executed a lease with LA Fitness for substantially all of the remaining space. The fitness center is projected to open for business during the fourth quarter of 2019. In August 2018, Safeway closed its store at Palm Springs Center in Florida. The lease was purchased by Publix, and the store re-opened in November 2018.
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. The purchase was funded with a new $40.0 million mortgage loan and through the Company's credit line facility. The Company has substantially completed construction of the shell of a 16,000 square foot small shop expansion and construction of interior improvements is underway. Delivery of the first leased tenant spaces occurred in late 2018, with initial tenant openings scheduled for the first quarter of 2019. The total development cost is expected to be approximately $5.7 million. Leases have been executed for approximately 55% of the space and the Company has prospects for an additional 3,900 square feet. In addition, a lease has been executed with Taco Bell who will construct a free-standing building on a pad site within the property.
During the three months ended June 30, 2017, the Company executed a termination agreement with Kmart at Kentlands Square II. Kmart closed its 104,000 square foot store at Kentlands in September 2017, and the Company gained possession on October 31, 2017. As a result of the termination, the mortgage loan agreement requires that Saul Centers guarantee approximately $9.2 million of that loan effective October 31, 2017 (the termination date), which will be reduced upon satisfaction of conditions stated in the loan documents. Annual revenue to the Company under the Kmart lease totaled approximately $1.3 million. In September 2018, the Company executed a lease with At Home for all of the space, which opened for business in January 2019.
In May 2018, the Company acquired from the B. F. Saul Real Estate Investment Trust (the "Saul Trust"), in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company has received site plan approval and building permits for an approximately 88,000 square foot neighborhood shopping center. A 29,000 square foot anchor grocery store lease has been executed with Lidl and, including an executed gas station pad lease and shop space leases, overall pre-leasing totals approximately 44% of the planned space. In addition, lease negotiations are in progress for approximately 12,000 square feet of the planned pad building and small shop space. Site work commenced in November 2018, the grocer is scheduled to begin construction in the second quarter of 2019, and the shopping center is scheduled to open in early 2020. After construction of the shopping center and upon stabilization, the Company may be obligated to issue additional limited partnership units to the Saul Trust.

In September 2018, the Company purchased for $35.5 million, plus approximately $0.7 million of acquisition costs, a 69,600 square foot office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. This site has mixed-use development potential of up to 325 apartment units and approximately 10,000 square feet of street level retail pursuant to the approved Bethesda Downtown Plan. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The Company is evaluating concept plans for the combined property in order to increase the mixed-use development potential by up to 40 additional apartment units. The purchase price was funded through the Company's credit facility.
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
Capital Policies
The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2018.
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
Employees
As of February 20, 2019, the Company had approximately 65 full-time equivalent employees at its headquarters office, including seven leasing agents, and 45 employees at its properties. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Recent Developments
The recent period of economic expansion has now run in excess of five years. While economic conditions within the local Washington, DC metropolitan area have remained relatively stable, issues facing the Federal government relating to taxation, spending and interest rate policy will likely impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our shopping centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  Commercial leasing percentages, on a comparable property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 95.7% at December 31, 2018, from 94.3% at December 31, 2017.
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
On January 26, 2018, the Operating Partnership replaced its credit agreement with a New Credit Agreement by and among the Operating Partnership, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Capital One, National Association, as Syndication Agent, Wells Fargo Securities, LLC and Capital One, National Association, as Joint Lead Arrangers, Wells Fargo Securities, LLC, as Sole Bookrunner and Wells Fargo Bank, National Association, Capital One, N.A., U.S. Bank National Association, TD Bank, N.A., Regions Bank and Associated Bank, National Association, as Lenders (the “New Credit Agreement”).
The New Credit Agreement consists of a $400.0 million credit facility (the “New Facility”), of which $325.0 million is a revolving credit facility (the “Revolving Line”) and $75.0 million is a term loan (the “Term Loan”). The Revolving Line matures on January 26, 2022, which term may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The Term Loan matures on January 26, 2023, and may not be extended.
In general, loan availability under the New Facility is primarily determined by operating income from the Company’s existing unencumbered properties. Interest accrues at a rate of LIBOR plus a spread of 135 basis points to 195 basis points under the Revolving Line, and 130 basis points to 190 basis points under the Term Loan, each as determined by certain leverage tests. As of December 31, 2018, the applicable spread for borrowings is 135 basis points under the Revolving Line and 130 basis points under the Term Loan.
The Company and certain subsidiaries of the Operating Partnership and the Company have guaranteed the payment obligations of the Partnership under the New Facility.
The Company had access to debt at attractive terms and pricing during 2016, 2017 and 2018. The Company maintains a ratio of total debt to total asset value of under 50%, which allows it to obtain additional secured borrowings if necessary. As of December 31, 2018, amortizing fixed-rate mortgage debt with staggered maturities from 2019 to 2035, represented approximately 88.2% of the Company’s notes payable, thus minimizing refinancing risk. The floating-rate debt of the Company is comprised of $122.0 million outstanding under the Company's credit facility.

Acquisition and Development Activity
A significant contributor to the Company’s recent growth in its Shopping Center portfolio has been its land acquisitions and subsequent development, redevelopment of existing Shopping Centers and operating property acquisition activities. Redevelopment activities reposition the Company’s Shopping Centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During the period January 1, 2016 through December 31, 2018, the Company acquired seven significant real estate assets. Below is a discussion of significant activities.
2019 / 2018 / 2017 / 2016 Acquisitions, Developments and Redevelopments
700, 726, 730, 750 North Glebe Road
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space on 2.8 acres of land. Concrete work is substantially complete and pre-cast facade panels, masonry, and windows are being installed. Interior framing, electrical, plumbing and HVAC work have commenced. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, a portion of which is being financed by a $157.0 million construction-to-permanent loan. Leases have been executed for a 41,500 square foot Target and 9,000 square feet of retail shop space, resulting in approximately 84% of the retail space being leased.
Park Van Ness
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of December 31, 2018, 263 apartments (97.0%) were leased. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.
Thruway Pad
In August 2016, the Company purchased for $3.1 million, a retail pad site with an occupied 4,200 square foot bank building in Winston Salem, North Carolina, and incurred acquisition costs of $60,400. The property is contiguous with and an expansion of the Company's Thruway Shopping Center.
Ashbrook Marketplace
In May 2018, the Company acquired from the Saul Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The land is zoned for up to 115,000 square feet of retail development. The Company has received site plan approval and building permits for an approximately 88,000 square foot neighborhood shopping center. A 29,000 square foot anchor grocery store lease has been executed with Lidl and, including an executed gas station pad lease and shop space leases, overall pre-leasing totals approximately 44% of the planned space. In addition, lease negotiations are in progress for approximately 12,000 square feet of the planned pad building and small shop space. Site work commenced in November 2018, the grocer is scheduled to begin construction in the second quarter of 2019, and the shopping center is scheduled to open in early 2020. After construction of the shopping center and upon stabilization, the Company may be obligated to issue additional limited partnership units to the Saul Trust.

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
Burtonsville Town Square
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. The purchase was funded with a new $40.0 million mortgage loan and through the Company's credit line facility. The mortgage bears interest at 3.39%, requires monthly principal and interest payments of $197,900 based upon a 25-year amortization schedule, and has a 15-year maturity. The Company has substantially completed construction of the shell of a 16,000 square foot small shop expansion and construction of interior improvements is underway. Delivery of the first leased tenant spaces occurred in late 2018, with initial tenant openings scheduled for the first quarter of 2019. The total development cost is expected to be approximately $5.7 million. Leases have been executed for approximately 55% of the space and the Company has prospects for an additional 3,900 square feet. In addition, a lease has been executed with Taco Bell who will construct a free-standing building on a pad site within the property.
Olney Shopping Center
In March 2017, the Company purchased for $3.1 million, including acquisition costs, the land underlying Olney Shopping Center. The land was previously leased by the Company with an annual rent of approximately $56,000. The purchase price was funded by the revolving credit facility.
7316 Wisconsin Avenue
In September 2018, the Company purchased for $35.5 million, plus approximately $0.7 million of acquisition costs, a 69,600 square foot office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Montgomery County, Maryland. This site has mixed-use development potential of up to 325 apartment units and approximately 10,000 square feet of street level retail pursuant to the approved Bethesda Downtown Plan. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The Company is evaluating concept plans for the combined property in order to increase the mixed-use development potential by up to 40 additional apartment units. The purchase price was funded through the Company's credit facility.
Lansdowne Town Center
In March 2019, the Company plans to commence development of a pad site expansion on land owned at its Lansdowne Town Center property in Ashburn, Virginia. Total development costs are expected to be approximately $4.0 million. A ground lease with Chick-fil-A has been executed for one pad with the building to be constructed by the tenant. A lease with Starbucks has been executed for another pad and the Company will construct the building shell. Both buildings are projected to be completed and occupied by early 2020.

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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.7% of our total revenue for the year ended December 31, 2018. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.
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
Influence of Officers, Directors and Significant Stockholders.
Three of our executive officers, Mr. B. F. Saul II, our President and Chief Operating Officer, J. Page Lansdale, and our Executive Vice President-Chief Legal and Administrative Officer, Christine Nicolaides Kearns, are members of the Saul Organization, and persons associated with the Saul Organization constitute four of the ten members of our Board of Directors. In addition, as of December 31, 2018, Mr. B. F. Saul II had the potential to exercise control over 9,880,694 shares of our common stock representing 43.7% of our issued and outstanding shares of common stock. Mr. B. F. Saul II also beneficially owned, as of December 31, 2018, 7,825,980 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2018,
Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 37.8% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2018, approximately 920,000 of the 7,825,980 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. B. F. Saul II and members of the Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.
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
We own real estate assets in the Twinbrook area of Rockville, Maryland, which are adjacent to real estate assets owned by the Saul Trust, a member of the Saul Organization. We have entered into an agreement with the Saul Trust, which originally expired on December 31, 2015, and which was extended to December 31, 2016, to share, on a pro rata basis, third-party predevelopment costs related to the planning of the future development of the adjacent sites. On December 8, 2016, we entered into a replacement agreement with the Saul Trust which extended the expiration date to December 31, 2017 and provides for automatic twelve month renewals unless either party provides notice of termination. Conflicts with respect to payments and allocations of costs may arise under the agreement.
Shared Services.
We share with the Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2018, are charges totaling $8.4 million, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by the Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and the Saul Organization, we have not obtained a third party appraisal of the value of these services.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $407,900 for the year ended December 31, 2018.

Related Party Rents.
We sublease space for our corporate headquarters from a member of the Saul Organization, the building of which is owned by another member of the Saul Organization. The lease commenced in March 2002 and expires in February 2022. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2018 was $779,800. Although the Company believes that this lease has terms comparable to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.
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
As of December 31, 2018, we had approximately $1.0 billion of debt outstanding, $910.2 million of which was long-term fixed-rate debt secured by 36 of our properties and $122.0 million of which was variable-rate debt due under our credit facility.
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
In addition, our credit facility requires us and our subsidiaries to satisfy financial covenants. The material financial covenants require us, on a consolidated basis, to:

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
As of December 31, 2018, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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
Over 85% of our property operating income is generated by properties in the metropolitan Washington, DC/Baltimore area. As a result, our financial condition, operating results and ability to make distributions could be materially and adversely impacted by significant adverse economic changes affecting the real estate markets in that area. In turn, our common stock is subject to greater risk vis-a-vis other enterprises whose portfolio contains greater geographic diversity.
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
As of December 31, 2018, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 37.8% in value of all our issued and outstanding equity securities. In addition, members of the Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.

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

Cybersecurity risks and cyber incidents could adversely affect our business, disrupt operations and expose us to liabilities to tenants, employees, capital providers and other third parties.
We use information technology and other computer resources to carry out important operational activities and to maintain our business records. As part of our normal business activities, we collect and store certain personal identifying and confidential information relating to our tenants, employees, vendors and suppliers, and maintain operational and financial information related to our business. We have implemented systems and processes intended to address ongoing and evolving cybersecurity risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, hacking, employee error, system error, and faulty password management.
Our ability to conduct our business may be impaired if our information technology resources, including our websites or e-mail systems, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions, or lost connectivity to our networked resources. A significant and extended disruption could damage our reputation and cause us to lose tenants and revenues; result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information; and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings and cause us reputational harm, could have a material and adverse effect on our business and consolidated financial statements. In addition, the costs of maintaining adequate protection against data security threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements in a particular period or over various periods.
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
Item 1B. Unresolved Staff Comments
We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2018 that remain unresolved.
Item 2. Properties
Overview
As of December 31, 2018, the Company is the owner, developer and operator of a real estate portfolio composed of 56 operating properties, totaling approximately 9.3 million square feet of gross leasable area (“GLA”), and four development parcels. The properties are located primarily in the Washington, D.C./Baltimore, Maryland metropolitan area. The operating property portfolio is composed of 49 neighborhood and community Shopping Centers, and seven predominantly Mixed-Use Properties totaling approximately 7.8 million and 1.5 million square feet of commercial GLA, respectively. No single property accounted for more than 6.5% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants. Thirty-two of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (4.7%), a tenant at ten Shopping Centers, and Capital One Bank (2.7%), a tenant at 17 properties, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2018.
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's Commercial properties (all properties except for the Clarendon Center and Park Van Ness apartments). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Year ended December 31,
	2018	2017	2016	2015	2014
Base rent	$20.13	$19.49	$18.73	$18.52	$18.07
Effective rent	$18.20	$17.67	$16.95	$16.81	$16.45

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
In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2018 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 15,100 and 93,800, respectively. The 2018 average household income within the one- and three-mile radius of the Shopping Centers is approximately $115,900 and $119,500, respectively, compared to a national average of $83,700. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.
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
Lease Expirations of Shopping Center Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers that the Company owned as of December 31, 2018, for each of the next ten years beginning with 2019, assuming that none of the tenants exercise renewal options and excluding an aggregate of 312,521 square feet of unleased space, which represented 4.0% of the GLA of the Shopping Centers as of December 31, 2018.

Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2019	907,990	sf	11.7%	$16,438,484	12.6%	$18.10
2020	999,815		12.9%	18,665,941	14.3%	18.67
2021	1,001,163		12.9%	17,466,971	13.4%	17.45
2022	1,001,360		12.9%	18,706,479	14.3%	18.68
2023	1,106,356		14.3%	20,043,966	15.3%	18.12
2024	578,145		7.5%	10,552,704	8.1%	18.25
2025	273,995		3.5%	5,604,990	4.3%	20.46
2026	264,720		3.4%	5,031,965	3.9%	19.01
2027	159,489		2.1%	4,359,926	3.3%	27.34
2028	466,035		6.0%	3,402,090	2.6%	7.30
Thereafter	678,682		8.8%	10,332,432	7.9%	15.22
Total	7,437,750	sf	96.0%	$130,605,948	100.0%	17.56

(1)	Calculated using annualized contractual base rent payable as of December 31, 2018 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
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
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of December 31, 2018, 263 apartments (97.0%) were leased. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.

Lease Expirations of Mixed-Use Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2018, for each of the next ten years beginning with 2019, assuming that none of the tenants exercise renewal options and excluding an aggregate of 87,895 square feet of unleased office and retail space, which represented 7.7% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2018.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2019	86,246	sf	7.5%	$3,425,301	8.5%	$39.72
2020	175,050		15.2%	4,332,403	10.7%	24.75
2021	132,903		11.6%	5,769,589	14.3%	43.41
2022	95,068		8.3%	4,101,692	10.2%	43.14
2023	178,554		15.6%	8,107,854	20.1%	45.41
2024	107,367		9.3%	5,760,408	14.3%	53.65
2025	30,605		2.7%	1,098,657	2.7%	35.90
2026	69,693		6.1%	4,229,511	10.5%	60.69
2027	46,934		4.1%	1,291,465	3.2%	27.52
2028	35,374		3.1%	1,242,629	3.1%	35.13
Thereafter	100,749		8.8%	990,215	2.4%	9.83
Total	1,058,543	sf	92.3%	$40,349,724	100.0%	38.12

(1)	Calculated using annualized contractual base rent payable as of December 31, 2018, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
As of December 31, 2018, the Company had 506 apartment leases, 407 of which will expire in 2019 and 99 of which will expire in 2020. Annual base rent due under these leases is $7.1 million and $4.5 million for the years ending December 31, 2019 and 2020, respectively.

Current Portfolio Properties
The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2018	2017	2016	2015	2014	Anchor / Significant Tenants
Shopping Centers
Ashburn Village	Ashburn, VA	221,596	1994-2006	26.4	97%	94%	91%	95%	93%	Giant Food, Hallmark Cards, McDonald's, Burger King, Dunkin Donuts, Kinder Care, Blue Ridge Grill
Ashland Square Phase I	Dumfries, VA	23,120	2007	2.0	100%	100%	100%	100%	100%	Capital One Bank, CVS Pharmacy, The All American Steakhouse
Beacon Center	Alexandria, VA	356,971	1972 (1993/99/07)	32.3	100%	100%	100%	100%	100%	Lowe's Home Improvement Center, Giant Food, Home Goods, Outback Steakhouse, Marshalls, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave's, Chipotle, Capital One Bank
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	100%	100%	100%	BJ's Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	96%	95%	95%	100%	89%	Publix, Wells Fargo, Palm Beach Fitness, Anthony's Clothing
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	100%	100%	100%	100%	98%	Panera Bread, Party City, Petco, Capital One Bank
Briggs Chaney MarketPlace	Silver Spring, MD	194,258	2004	18.2	92%	100%	98%	99%	99%	Global Food, Ross Dress For Less, Family Dollar, Advance Auto Parts, McDonald's, Dunkin Donuts
Broadlands Village	Ashburn, VA	174,438	2003-2006	24.0	98%	77%	100%	98%	97%	Aldi Grocery, The All American Steakhouse, Bonefish Grill, Dollar Tree, Starbucks, Minnieland Day Care, Capital One Bank, LA Fitness
Burtonsville Town Square	Burtonsville, MD	122,052	2017	26.3	100%	100%	N/A	N/A	N/A	Giant Food, Petco, Starbucks, Green Turtle, Capital One Bank, CVS Pharmacy, Roy Rogers, MR. TIRE
Countryside Marketplace	Sterling, VA	138,804	2004	16.0	96%	94%	94%	93%	91%	Safeway, CVS Pharmacy, Starbucks, McDonald's
Cranberry Square	Westminster, MD	141,450	2011	18.9	97%	100%	100%	97%	97%	Giant Food, Staples, Party City, Pier 1 Imports, Jos. A. Bank, Wendy's, Giant Gas Station
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	96%	87%	92%	92%	88%	Publix, Subway, Orange Theory, Anytime Fitness
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	100%	100%	100%	Capital One Bank, Bank of America
French Market	Oklahoma City, OK	246,148	1974 (1984/98)	13.8	96%	97%	98%	98%	100%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Petco, The Tile Shop, Lakeshore Learning Center, Dollar Tree, Verizon, Raising Cane's
Germantown	Germantown, MD	18,982	1992	2.7	100%	100%	100%	100%	86%	CVS Pharmacy, Jiffy Lube
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	96%	96%	97%	95%	94%	Safeway Marketplace, The All American Steakhouse, Panera Bread, Five Guys, Chipotle
Great Falls Center	Great Falls, VA	91,666	2008	11.0	100%	100%	98%	100%	98%	Safeway, CVS Pharmacy, Capital One Bank, Starbucks, Subway, Long & Foster
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	100%	100%	100%	Mega Mart, Starbucks, Chuck E. Cheese's, Sardi's Chicken, Capital One Bank, Kool Smiles
Hunt Club Corners	Apopka, FL	107,103	2006	13.9	97%	93%	97%	94%	94%	Publix, Pet Supermarket, Sprint
Jamestown Place	Altamonte Springs, FL	96,201	2005	10.9	100%	93%	95%	90%	92%	Publix, Carrabas Italian Grill, Orlando Health

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2018	2017	2016	2015	2014	Anchor / Significant Tenants
Shopping Centers (Continued)
Kentlands Square I	Gaithersburg, MD	114,381	2002	11.5	98%	98%	98%	100%	100%	Lowe's Home Improvement Center, Chipotle
Kentlands Square II	Gaithersburg, MD	246,965	2011, 2013	23.4	99%	57%	100%	100%	98%	Giant Food, At Home, Party City, Panera Bread, Not Your Average Joe's, Hallmark, Chick-Fil-A, Coal Fire Pizza, Cava Mezza Grill, Zengo Cycle, Fleet Feet
Kentlands Place	Gaithersburg, MD	40,697	2005	3.4	93%	93%	100%	96%	100%	Elizabeth Arden's Red Door Salon, Bonefish Grill
Lansdowne Town Center	Leesburg, VA	189,422	2006	23.4	96%	93%	88%	89%	97%	Harris Teeter, CVS Pharmacy, Panera Bread, Starbucks, Capital One Bank, Ford's Fish Shack, Fusion Learning
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	95%	95%	100%	100%	CVS Pharmacy, Party Depot, FedEx Office, Capital One Bank, Five Guys
Lumberton Plaza	Lumberton, NJ	192,718	1975 (1992/96)	23.3	70%	84%	91%	90%	94%	Aldi Grocery, Rite Aid, Family Dollar, Retro Fitness, Big Lots, Pet Valu
Metro Pike Center	Rockville, MD	67,488	2010	4.6	69%	67%	69%	89%	80%	McDonald's, Dunkin Donuts, 7-Eleven, Palm Beach Tan, Mattress Warehouse
Shops at Monocacy	Frederick, MD	109,144	2004	13.0	99%	99%	100%	100%	97%	Giant Food, Giant Gas Station, Panera Bread, Five Guys, California Tortilla, Firehouse Subs, Comcast, Capital One Bank
Northrock	Warrenton, VA	100,032	2009	15.4	100%	99%	99%	92%	95%	Harris Teeter, Longhorn Steakhouse, Ledo's Pizza, Capital One Bank, Jos. A Bank, Novant Health
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	96%	99%	97%	97%	98%	Safeway, Advance Auto Parts, Dollar Tree, McDonald's, Wendy's, Ledo's Pizza, Capital One Bank
Olney	Olney, MD	53,765	1975 (1990)	3.7	94%	92%	90%	97%	92%	Rite Aid, Olney Grill, Ledo's Pizza, Popeye's, Sardi's Fusion
Orchard Park	Dunwoody, GA	87,365	2007	10.5	100%	98%	97%	98%	98%	Kroger, Subway, Jett Ferry Dental
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	100%	94%	100%	98%	91%	Publix, Duffy's Sports Grill, Toojay's Deli, The Tile Shop, Rockler Tools, Humana Health, Sola Salons
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	92%	100%	100%	99%	96%	Giant Food, Starbucks, Dominos, Bank of America
11503 Rockville Pike/5541 Nicholson Lane	Rockville, MD	40,249	2010/2012	3.0	61%	61%	63%	63%	63%	Dr. Boyd's Pet Resort, Metropolitan Emergency Animal Clinic
1500/1580/1582/ 1584 Rockville Pike	Rockville, MD	110,128	2012/2014	10.3	93%	96%	87%	90%	99%	Party City, CVS Pharmacy, Sheffield Furniture
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	99%	98%	98%	95%	97%	Publix, Earth Origins Health Food, Petco, Planet Fitness, Vision Works
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	100%	100%	94%	95%	91%	Seacoast Realty, Armand's Pizza, Candy Kitchen, Summer Salts, Fin's Alehouse
Seven Corners	Falls Church, VA	573,481	1973 (1994)	31.6	100%	100%	100%	100%	100%
The Home Depot, Shoppers Food & Pharmacy, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, Off-Broadway Shoes, JoAnn Fabrics, Dress Barn, Starbucks, Dogfishhead Ale House, Red Robin Gourmet Burgers, Chipotle, Wendy's, Burlington Coat Factory, Mattress Warehouse

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2018	2017	2016	2015	2014	Anchor / Significant Tenants
Shopping Centers (Continued)
Severna Park Marketplace	Severna Park, MD		254,011	2011	20.6	100%	100%	98%	100%	100%	Giant Food, Kohl's, Office Depot, A.C. Moore, Goodyear, Chipotle, McDonald's, Jos. A. Bank, Sprint, Five Guys, Unleashed (Petco), Mod Pizza, Jersey Mike's
Shops at Fairfax	Fairfax, VA		68,762	1975 (1993/99)	6.7	100%	97%	97%	100%	98%	Super H Mart, Subway
Smallwood Village Center	Waldorf, MD		173,341	2006	25.1	79%	83%	80%	69%	72%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD		485,628	1972 (1986)	39.8	100%	99%	98%	95%	89%
The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot, The Tile Shop, Mercy Health Care, Massage Envy, Potbelly, Capital One Bank, Chipotle, Banfield Vets

Southside Plaza	Richmond, VA		371,761	1972	32.8	89%	91%	91%	98%	98%	Community Supermarket, Maxway, Citi Trends, City of Richmond, McDonald's, Burger King, Kool Smiles
South Dekalb Plaza	Atlanta, GA		163,418	1976	14.6	93%	89%	88%	91%	94%	Maxway, Big Lots, Emory Clinic, Dollar Tree, Shoe Land
Thruway	Winston-Salem, NC		366,693	1972 (1997)	31.5	96%	95%	98%	96%	97%
Harris Teeter, Trader Joe's, Stein Mart, Talbots, Hanes Brands, Jos. A. Bank, Bonefish Grill, Chico's, Ann Taylor Loft, Rite Aid, FedEx Office, Plow & Hearth, New Balance, Aveda Salon, Carter's Kids, McDonald's, Chick-Fil-A, Wells Fargo Bank, Francesca's Collections, Great Outdoor Provision Company, White House / Black Market, Soma, J. Crew, Chop't, Lululemon

Village Center	Centreville, VA		145,651	1990	17.2	98%	98%	95%	94%	98%	Giant Food, Tuesday Morning, Starbucks, McDonald's, Pet Supplies Plus, Bikram Yoga, Capital One Bank
Westview Village	Frederick, MD		97,858	2009	11.6	99%	95%	100%	100%	90%	Silver Diner, Sleepy's, Music & Arts, Firehouse Subs, CiCi's Pizza, Café Rio, Five Guys, Regus, Krispy Kreme
White Oak	Silver Spring, MD		480,676	1972 (1993)	27.9	99%	100%	100%	99%	100%	Giant Food, Sears, Walgreens, Boston Market, Sarku
Total Shopping Centers		(3)	7,750,271		753.2	96.0%	94.3%	96.1%	96.2%	95.7%

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2018		2017		2016		2015		2014		Anchor / Significant Tenants
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD		390,683	1981-2000	37.1	90%		88%		83%		84%		88%		General Services Administration, Gene Dx, Inc., American Type Culture Collection, Inc.
Clarendon Center-North Block	Arlington, VA		108,386	2010	0.6	100%		100%		99%		96%		96%		Pete's New Haven Pizza, AT&T Mobility, Dunkin Donuts, Airline Reporting Corporation
Clarendon Center-South Block	Arlington, VA		104,894	2010	1.3	97%		100%		100%		100%		100%		Trader Joe's, Circa, Burke & Herbert Bank, Bracket Room, South Block Blends, Winston Partners, Keppler Speakers Bureau, ECG Management Co., Leadership Institute, Capital One Bank, Massage Envy
Clarendon Center Residential-South Block (244 units)			188,671	2010		100%		96%		97%		99%		98%
Park Van Ness-Residential (271 units)	Washington, DC		214,600	2016	1.4	97%		96%		73%		N/A		N/A
Park Van Ness-Retail	Washington, DC		8,847	2016		100%		100%		100%		N/A		N/A		Uptown Market, Sfoglina Pasta House
601 Pennsylvania Ave.	Washington, DC		227,651	1973 (1986)	1.0	98%		100%		98%		98%		96%		National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Capital Grille, Michael Best & Friedrich LLP
Washington Square	Alexandria, VA		236,376	1975 (2000)	2.0	91%		94%		89%		95%		82%
Freeman Expositions, Academy of Managed Care Pharmacy, Cooper Carry, National PACE Association, Marketing General, Alexandria Economic Development, Trader Joe's, FedEx Office, Talbots, Starbucks, Virginia ABC

7316 Wisconsin Ave.	Bethesda, MD		69,601	2018	0.6	73%		N/A		N/A		N/A		N/A
Total Mixed Use Properties		(3)	1,549,709		44.0	92.3%	(2)	94.5%	(2)	91.0%	(2)	92.2%	(2)	90.3%	(2)
Total Portfolio		(3)	9,299,980		797.2	95.5%	(2)	94.3%	(2)	95.5%	(2)	95.7%	(2)	95.1%	(2)
Land and Development Parcels
Ashbrook Marketplace	Ashburn, VA			2018	13.7			Currently developing an approximately 88,000 square foot neighborhood shopping center. Site work commenced in late 2018.
Ashland Square Phase II	Manassas, VA			2004	17.3			Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
N. Glebe Road	Arlington, VA			2014-2016	2.8			Construction of a 490-unit residential project with 60,000 square feet of retail space is currently in process.
New Market	New Market, MD			2005	35.5			Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.
Total Development Properties					69.3

(1)
Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments. Includes only operating properties owned as of December 31, 2018. As such, prior year totals do not agree to prior year tables.

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
Holders
The approximate number of holders of record of the common stock was 166 as of February 20, 2019.
Dividends and Distributions
Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed more than the required amount in 2018 and 2017. See Notes to Consolidated Financial Statements, No. 13, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.
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
Acquisition of Equity Securities by the Saul Organization
Through participation in the Company’s Dividend Reinvestment Plan, during the quarter ended December 31, 2018, (a) B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, (b) his spouse, (c) the Saul Trust and B. F. Saul Company, for each of which Mr. B. F. Saul II serves as either President or Chairman, and (d) B. F. Saul Property Company, Avenel Executive Park Phase II, LLC, SHLP Unit Acquisition Corp. and Dearborn, LLC, which are wholly-owned subsidiaries of either B. F. Saul Company or the Saul Trust, acquired an aggregate of 162,367 shares of common stock and 13,867 limited partnership units at an average price of $49.41 per share/unit, in respect of the October 31, 2018 dividend distribution.
No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph
Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the National Association of Real Estate Investment Trust Equity Index (“NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on December 31, 2013.

	Period Ended
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Saul Centers, Inc. [1]	$100.00	$123.76	$114.49	$153.66	$142.31	$108.64
S&P 500 [2]	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Russell 2000 [3]	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
NAREIT Equity [4]	$100.00	$130.14	$134.30	$145.74	$153.36	$146.27

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

SELECTED FINANCIAL DATA
	Years Ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Operating Data:
Total property revenue	$227,904	$227,205	$217,019	$209,026	$207,017
Total property expenses	56,263	55,592	53,701	51,143	49,513
Property operating income	171,641	171,613	163,318	157,883	157,504
Other revenue	272	80	51	51	75
Total other expenses	(109,360)	(111,095)	(107,656)	(105,004)	(105,650)
Operating income	62,553	60,598	55,713	52,930	51,929
Non-operating income:
Change in fair value of derivatives	(3)	70	(6)	(10)	(10)
Gains on sales of properties	509	—	1,013	11	6,069
Net income	63,059	60,668	56,720	52,931	57,988
Income attributable to noncontrolling interests	(12,505)	(12,411)	(11,441)	(10,463)	(11,045)
Net income attributable to Saul Centers, Inc.	50,554	48,257	45,279	42,468	46,943
Preferred stock redemption	(2,328)	—	—	—	(1,480)
Preferred dividends	(12,262)	(12,375)	(12,375)	(12,375)	(13,361)
Net income available to common stockholders	$35,964	$35,882	$32,904	$30,093	$32,102
Per Share Data (diluted):
Net income available to common stockholders	$1.60	$1.63	$1.52	$1.42	$1.54
Basic and Diluted Shares Outstanding:
Weighted average common shares - basic	22,383	21,901	21,505	21,127	20,772
Effect of dilutive options	42	107	110	69	49
Weighted average common shares - diluted	22,425	22,008	21,615	21,196	20,821
Weighted average convertible limited partnership units	7,731	7,503	7,375	7,253	7,156
Weighted average common shares and fully converted limited partnership units - diluted	30,156	29,511	28,990	28,449	27,977
Dividends Paid:
Cash dividends to common stockholders (1)	$46,306	$44,576	$39,472	$35,645	$32,346
Cash dividends per share	$2.08	$2.04	$1.84	$1.69	$1.56
Balance Sheet Data:
Real estate investments (net of accumulated depreciation)	$1,422,647	$1,315,034	$1,242,534	$1,197,340	$1,163,542
Total assets	1,527,489	1,422,452	1,343,025	1,295,408	1,257,113
Total debt, including accrued interest	1,026,932	962,162	903,709	869,652	850,727
Preferred stock	180,000	180,000	180,000	180,000	180,000
Total equity	425,220	393,103	373,249	353,727	339,257

SELECTED FINANCIAL DATA
	Years Ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Other Data
Cash flow provided by (used in):
Operating activities	$110,339	$103,450	$89,090	$88,896	$86,568
Investing activities	$(128,650)	$(113,306)	$(86,274)	$(69,587)	$(83,589)
Financing activities	$21,981	$12,442	$(4,497)	$(21,434)	$(8,148)
Funds from operations (2):
Net income	$63,059	$60,668	$56,720	$52,931	$57,988
Real property depreciation and amortization	45,861	45,694	44,417	43,270	41,203
Gain on property dispositions and casualty settlements	(509)	—	(1,013)	(11)	(6,069)
Funds from operations	108,411	106,362	100,124	96,190	93,122
Extinguishment of issuance costs upon redemption of preferred shares	(2,328)	—	—	—	(1,480)
Preferred dividends	(12,262)	(12,375)	(12,375)	(12,375)	(13,361)
Funds from operations available to common stockholders and noncontrolling interests	$93,821	$93,987	$87,749	$83,815	$78,281

1)	During 2018, 2017, 2016, 2015, and 2014, shareholders reinvested $28.8 million, $15.8 million,
$10.3 million, $10.6 million and $9.3 million, respectively, in newly issued common stock through the Company’s dividend reinvestment plan.

2)	Funds from operations (FFO) is a non-GAAP financial measure and is defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 44, discusses the Company’s results of operations for the past two years. Beginning on page 49, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 59, the Company discusses funds from operations, or FFO, which is a non-GAAP financial measure of performance of an equity REIT used by the REIT industry.
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
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of December 31, 2018, 263 apartments (97.0%) were leased. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.
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
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space, on 2.8 acres of land. Concrete work is substantially complete and pre-cast facade panels, masonry and windows are being installed. Interior framing, electrical. plumbing and HVAC work have commenced. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, a portion of which is being financed by a $157.0 million construction-to-permanent loan. Leases have been executed for a 41,500 square foot Target and 9,000 square feet of retail shop space, resulting in approximately 84% of the retail space being leased.

Albertson's/Safeway, currently a tenant at seven of the Company's shopping centers (two stores of which are operated by subtenants), closed two Safeway stores located at the Company's properties during the June 2016 quarter. The stores that closed were located in Broadlands Village, Loudoun County, Virginia and Briggs Chaney Plaza, Montgomery County, Maryland. The lease at Briggs Chaney remains in full force and effect and Albertson’s/Safeway has executed a sublease with a replacement grocer, Global Food, for that space, which commenced operations in March 2017. The Company terminated the lease with Albertson's/Safeway at Broadlands and executed a lease with Aldi Food Market for 20,000 square feet of this space, which opened in November 2017, and has executed a lease with LA Fitness for substantially all of the remaining space. The fitness center is projected to open for business during the fourth quarter of 2019. In August 2018, Safeway closed its store at Palm Springs Center in Florida. The lease was purchased by Publix, and the store re-opened in November 2018.
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. The purchase was funded with a new $40.0 million mortgage loan and through the Company's credit line facility. The Company has substantially completed construction of the shell of a 16,000 square foot small shop expansion and construction of interior improvements is underway. Delivery of the first leased tenant spaces occurred in late 2018, with initial tenant openings scheduled for the first quarter of 2019. The total development cost is expected to be approximately $5.7 million. Leases have been executed for approximately 55% of the space and the Company has prospects for an additional 3,900 square feet. In addition, a lease has been executed with Taco Bell who will construct a free-standing building on a pad site within the property.
During the three months ended June 30, 2017, the Company executed a termination agreement with Kmart at Kentlands Square II. Kmart closed its 104,000 square foot store at Kentlands in September 2017, and the Company gained possession on October 31, 2017. As a result of the termination, the mortgage loan agreement requires that Saul Centers guarantee approximately $9.2 million of that loan effective October 31, 2017 (the termination date), which will be reduced upon satisfaction of conditions stated in the loan documents. Annual revenue to the Company under the Kmart lease totaled approximately $1.3 million. In September 2018, the Company executed a lease with At Home for all of the space, which opened for business in January 2019.
In May 2018, the Company acquired from the Saul Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company has received site plan approval and building permits for an approximately 88,000 square foot neighborhood shopping center. A 29,000 square foot anchor grocery store lease has been executed with Lidl and, including an executed gas station pad lease and shop space leases, overall pre-leasing totals approximately 44% of the planned space. In addition, lease negotiations are in progress for approximately 12,000 square feet of the planned pad building and small shop space. Site work commenced in November 2018, the grocer is scheduled to begin construction in the second quarter of 2019, and the shopping center is scheduled to open in early 2020. After construction of the shopping center and upon stabilization, the Company may be obligated to issue additional limited partnership units to the Saul Trust.
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. This site has mixed-use development potential of up to 325 apartment units and approximately 10,000 square feet of street level retail pursuant to the approved Bethesda Downtown Plan. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The Company is evaluating concept plans for the combined property in order to increase the mixed-use development potential by up to 40 additional apartment units. The purchase price was funded through the Company's credit facility.
In March 2019, the Company plans to commence development of a pad site expansion on land owned at its Lansdowne Town Center property in Ashburn, Virginia. Total development costs are expected to be approximately $4.0 million. A ground lease with Chick-fil-A has been executed for one pad with the building to be constructed by the tenant. A lease with Starbucks has been executed for another pad and the Company will construct the building shell. Both buildings are projected to be completed and occupied by early 2020.

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
The recent period of economic expansion has now run in excess of five years. While economic conditions within the local Washington, DC metropolitan area have remained relatively stable, issues facing the Federal government relating to taxation, spending and interest rate policy will likely impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our shopping centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  The Company's commercial leasing percentage, on a comparable property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 95.7% at December 31, 2018, from 94.3% at December 31, 2017.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of December 31, 2018, amortizing fixed-rate mortgage debt with staggered maturities from 2019 to 2035 represented approximately 88.2% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of $122.0 million outstanding under the credit facility. As of December 31, 2018, the Company has loan availability of approximately $190.7 million under its $325.0 million revolving credit facility.
On January 4, 2019, the Company repaid in full the remaining balance of the mortgage loan secured by Countryside Marketplace, which was scheduled to mature in July 2019.
On January 10, 2019, the Company closed on a 15-year, non-recourse $22.1 million mortgage loan secured by Olde Forte Village. The loan matures in 2034, bears interest at a fixed-rate of 4.65%, requires monthly principal and interest payments of $124,700 based on a 25-year amortization schedule and requires a final payment of $12.1 million. Proceeds were partially used to repay in full the existing mortgage secured by Olde Forte Village, which was scheduled to mature in May 2019.
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
The New Credit Agreement consists of a $400.0 million credit facility, of which $325.0 million is a revolving credit facility and $75.0 million is a term loan. The revolving credit facility matures on January 26, 2022, and may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on January 26, 2023, and may not be extended.
In general, loan availability under the New Facility is primarily determined by operating income from the Company’s existing unencumbered properties. Interest accrues at a rate of LIBOR plus a spread of 135 basis points to 195 basis points under the revolving credit facility, and 130 basis points to 190 basis points under the term loan, each as determined by certain leverage tests. As of December 31, 2018, the applicable spread for borrowings is 135 basis points under the revolving credit facility and 130 basis points under the term loan.

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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors in identifying impairment indicators including recurring operating losses, significant decreases in occupancy, and significant adverse changes in market conditions, legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected.
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
Results of Operations
The following is a discussion of the components of revenue and expense for the entire Company.

Revenue
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 from 2017	2017 from 2016
Base rent	$184,684	$181,141	$172,381	2.0%	5.1%
Expense recoveries	35,537	35,347	34,269	0.5%	3.1%
Percentage rent	994	1,458	1,379	(31.8)%	5.7%
Other property revenue	6,689	9,259	8,990	(27.8)%	3.0%
Other revenue	272	80	51	240.0%	56.9%
Total revenue	$228,176	$227,285	$217,070	0.4%	4.7%

Base rent includes $(0.9) million, $0.5 million and $1.8 million, for the years 2018, 2017, and 2016, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.5 million, $1.7 million and $1.8 million, for the years 2018, 2017, and 2016, respectively, to recognize income from the amortization of in-place leases.
Total revenue increased 0.4% in 2018 compared to 2017 primarily due to (a) a $0.64 per square foot increase in base rent ($5.5 million), exclusive of the net impact of 2017 lease terminations at Broadlands and Kentlands Square II, (b) higher residential base rent ($1.0 million), (c) higher other property revenue ($1.0 million), exclusive of the termination fee at Broadlands and (d) higher expense recoveries ($0.2 million), partially offset by (e) the net impact of 2017 lease terminations at Broadlands and Kentlands Square II ($3.5 million), (f) a 142,665 square foot decrease in leased space ($2.8 million), exclusive of the net impact of a 2017 lease termination at Broadlands and Kentlands Square II, and (g) lower percentage rent ($0.5 million). Total revenue increased 4.7% in 2017 compared to 2016 primarily due to (a) a $0.76 per square foot increase in base rent ($6.6 million), (b) higher residential base rent ($4.8 million), and (c) higher expense recoveries ($1.1 million) partially offset by (d) a 135,477 square foot decrease in leased space ($2.5 million). A discussion of the components of revenue follows.
Base rent
The $3.5 million increase in base rent in 2018 compared to 2017 was attributable to (a) a $0.64 per square foot increase in base rent ($5.5 million) and (b) higher residential base rent ($1.0 million) partially offset by (c) a 142,665 square foot decrease in leased space ($2.8 million). The $8.8 million increase in base rent in 2017 compared to 2016 was attributable to (a) a $0.76 per square foot increase in base rent ($6.6 million) and (b) higher residential base rent ($4.8 million) partially offset by (c) a 135,477 square foot decrease in leased space ($2.5 million).
Expense recoveries
Expense recovery income increased $0.2 million in 2018 compared to 2017. Expense recovery income increased $1.1 million in 2017 compared to 2016 primarily due to higher real estate tax expense.

Other property revenue
Other property revenue decreased $2.6 million in 2018 compared to 2017 primarily due to the collection in 2017 of a termination fee at Broadlands ($3.6 million) partially offset by termination fees collected in 2018 ($0.7 million). Other property revenue increased $0.3 million in 2017 compared to 2016.

Operating expenses
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2018	2017	2016	2018 from 2017	2017 from 2016
Property operating expenses	$28,202	$27,689	$27,527	1.9%	0.6%
Provision for credit losses	685	906	1,494	(24.4)%	(39.4)%
Real estate taxes	27,376	26,997	24,680	1.4%	9.4%
Interest expense and amortization of deferred debt costs	45,040	47,225	45,683	(4.6)%	3.4%
Depreciation and amortization of deferred leasing costs	45,861	45,694	44,417	0.4%	2.9%
General and administrative	18,459	18,176	17,496	1.6%	3.9%
Acquisition related costs	—	—	60	NA	(100.0)%
Total expenses	$165,623	$166,687	$161,357	(0.6)%	3.3%
Total operating expenses decreased 0.6% in 2018 compared to 2017. Total operating expenses increased 3.3% in 2017 compared to 2016.

Property operating expenses
Property operating expenses increased $0.5 million in 2018 compared to 2017. Property operating expenses increased $0.2 million in 2017 compared to 2016.
Provision for credit losses
The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible and was 0.30%, 0.40%, and 0.69% for 2018, 2017, and 2016, respectively. The increase in 2016 relates primarily to a single shopping center tenant.
Real estate taxes
Real estate taxes increased $0.4 million in 2018 compared to 2017. Real estate taxes increased $2.3 million in 2017 compared to 2016 primarily due to (a) Park Van Ness ($0.7 million), (b) Burtonsville Town Square ($0.4 million) and (c) small increases throughout the remainder of the portfolio.
Interest expense and amortization of deferred debt costs
Interest expense and amortization of deferred debt costs decreased by $2.2 million in 2018 compared to 2017 primarily due to higher capitalized interest ($2.7 million). Interest expense and amortization of deferred debt costs increased by $1.5 million in 2017 compared to 2016 primarily due to (a) Burtonsville Town Square ($2.2 million) and (b) Park Van Ness ($0.7 million) partially offset by (c) higher capitalized interest ($1.0 million) and (d) lower average balances of mortgage debt throughout the portfolio ($0.4 million).
Depreciation and amortization
Depreciation and amortization of deferred leasing costs increased by $0.2 million in 2018 compared to 2017. Depreciation and amortization of deferred leasing costs increased $1.3 million in 2017 compared to 2016 primarily due to (a) Burtonsville Town Square ($1.4 million) and (b) Park Van Ness ($1.2 million) partially offset by (c) lower expense at North Glebe Road ($0.9 million) and (d) lower expense at 1500 Rockville Pike ($0.3 million).
General and administrative
General and administrative costs increased $0.3 million in 2018 compared to 2017 primarily due to increased unused line of credit fees ($0.2 million). General and administrative costs increased $0.7 million in 2017 compared to 2016 primarily due to increased salary and benefit expense ($0.6 million).
Acquisition related costs
Acquisition related costs in 2016 totaling approximately $0.1 million relate to the purchase of a retail pad site adjacent to the Company's existing Thruway Shopping Center.
Gain on Sales of Properties
Gain on sale of property in 2018 resulted from the recognition of the gain deferred in connection with the September 2017 sale of Great Eastern. Gain on sale of property in 2016 resulted from the December 2016 sale of Crosstown Business Center.

Same property revenue and same property operating income
Same property revenue and same property operating income are non-GAAP financial measures of performance and improve the comparability of these measures by excluding the results of properties which were not in operation for the entirety of the comparable reporting periods.
We define same property revenue as property revenue minus the revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property operating income as property operating income minus the results of properties which were not in operation for the entirety of the comparable periods.
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
The tables below provide reconciliations of property revenue and property operating income under GAAP to same property revenue and same property operating income for the indicated periods. The same property results include 48 Shopping Centers and six Mixed-Use properties for each period.

Same property revenue

(in thousands)	Year ended December 31,
	2018	2017
Total property revenue	$227,904	$227,205
Less: Acquisitions, dispositions and development properties	(5,839)	(5,460)
Total same property revenue	$222,065	$221,745

Shopping centers	$159,806	$160,393
Mixed-Use properties	62,259	61,352
Total same property revenue	$222,065	$221,745

Total Shopping Center revenue	$164,671	$165,853
Less: Shopping Center acquisitions, dispositions and development properties	(4,865)	(5,460)
Total same Shopping Center revenue	$159,806	$160,393

Total Mixed-Use property revenue	$63,233	$61,352
Less: Mixed-Use acquisitions, dispositions and development properties	(974)	—
Total same Mixed-Use revenue	$62,259	$61,352

The $0.3 million increase in same property revenue for 2018 compared to 2017 was primarily due to (a) a $0.48 per square foot increase in base rent ($4.0 million), exclusive of the net impact of 2017 lease terminations at Broadlands and Kentlands Square II, (b) higher other property revenue ($0.6 million), exclusive of the termination fee at Broadlands and (c) increased expense recovery income ($0.3 million), partially offset by (d) the net impact of 2017 lease terminations at Broadlands and Kentlands Square II ($3.5 million) and (e) a 67,786 square foot decrease in leased space ($1.3 million), exclusive of the net impact of 2017 lease terminations at Broadlands and Kentlands Square II.

Same property operating income

	Year Ended December 31,
(In thousands)	2018	2017
Property operating income	$171,641	$171,613
Less: Acquisitions, dispositions and development properties	(4,787)	(4,083)
Total same property operating income	$166,854	$167,530

Shopping Centers	$125,641	$127,095
Mixed-Use properties	41,213	40,435
Total same property operating income	$166,854	$167,530

Shopping Center operating income	$129,701	$131,178
Less: Shopping Center acquisitions, dispositions and development properties	(4,060)	(4,083)
Total same Shopping Center operating income	$125,641	$127,095

Mixed-Use property operating income	$41,940	$40,435
Less: Mixed-Use acquisitions, dispositions and development properties	(727)	—
Total same Mixed-Use property operating income	$41,213	$40,435

Same property operating income decreased $0.7 million for 2018 compared to 2017 due primarily to
(a) the net impact of 2017 lease terminations at Broadlands and Kentlands Square II ($3.5 million), (b) a 67,786 square foot decrease in leased space ($1.3 million), (c) lower percentage rent ($0.5 million) and (d) higher commercial property operating expenses net of expense recoveries ($0.5 million), partially offset by (e) a $0.48 per square foot increase in base rent ($4.0 million), exclusive of the net impact of 2017 lease terminations at Broadlands and Kentlands Square II, (f) higher residential operating income ($0.8 million) and (g) higher other property revenue ($0.6 million), exclusive of the termination fee at Broadlands.
Impact of Inflation
Inflation has remained relatively low during 2018 and 2017. The impact of rising operating expenses due to inflation on the operating performance of the Company’s portfolio would have been mitigated by terms in substantially all of the Company’s leases which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase and to a lesser extent on a factor of the change in the consumer price index, commonly referred to as the CPI.
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

Liquidity and Capital Resources
Cash and cash equivalents were $14.6 million and $10.9 million at December 31, 2018 and 2017, respectively. The changes in cash and cash equivalents during the years ended December 31, 2018 and 2017 were attributable to operating, investing and financing activities, as described below.

(in thousands)	Year Ended December 31,
	2018	2017
Net cash provided by operating activities	$110,339	$103,450
Net cash used in investing activities	(128,650)	(113,306)
Net cash provided by financing activities	21,981	12,442
Increase in cash and cash equivalents	$3,670	$2,586

Operating Activities
Net cash provided by operating activities increased $6.8 million to $110.3 million for the year ended December 31, 2018 compared to $103.5 million for the year ended December 31, 2017. Net cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities increased $15.4 million to $128.7 million for the year ended December 31, 2018 from $113.3 million for the year ended December 31, 2017. Investing activities in 2018 primarily reflect tenant improvements and capital expenditures ($12.9 million), the Company's development activities ($76.3 million) and the acquisition of various retail real estate assets ($40.8 million). Net cash used in investing activities increased $27.0 million to $113.3 million for the year ended December 31, 2017 from $86.3 million for the year ended December 31, 2016. Investing activities in 2017 primarily reflect (a) tenant improvements and capital expenditures ($17.7 million), (b) the Company's development activities ($22.8 million) and (c) the acquisition of various retail real estate assets ($79.5 million).
Financing Activities
Net cash provided by financing activities was $22.0 million and $12.4 million for the years ended December 31, 2018 and 2017, respectively. Net cash used in financing activities in 2018 primarily reflects:

•	proceeds of $54.9 million from mortgage notes payable;

•	proceeds of $75.0 million from the term loan facility;

•	net proceeds of $72.4 million from the issuance of Series D preferred stock;

•	proceeds of $102.0 million received from revolving credit facility draws;

•	proceeds of $5.4 million from the issuance of limited partnership units in the Operating Partnership under the dividend reinvestment program;

•	proceeds of $30.5 million from the issuance of common stock under the dividend reinvestment program, directors deferred plan and from the exercise of stock options; and

•	proceeds of $23.3 million received from construction loan draws.
which was partially offset by:

•	the partial redemption of Series C preferred stock totaling $75.0 million;

•	the repayment of mortgage notes payable totaling $72.6 million;

•	the repayment of amounts borrowed under the revolving credit facility totaling $116.0 million;

•	distributions to common stockholders totaling $46.3 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $16.0 million;

•	distributions made to preferred stockholders totaling $12.4 million; and

•	payments of $3.2 million for financing costs of mortgage notes payable;

Net cash provided by financing activities for the year ended December 31, 2017 primarily reflects:

•	proceeds of $100.0 million from mortgage notes payable;

•	proceeds of $63.0 million received from revolving credit facility;

•	proceeds of $6.7 million from the issuance of limited partnership units in the Operating Partnership under the dividend reinvestment program;

•	proceeds of $22.8 million received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options; and

•	proceeds of $1.4 million from construction loan draws.
which was partially offset by:

•	repayments of $51.0 million on the revolving credit facility;

•	the repayment of mortgage notes payable totaling $55.7 million;

•	distributions to common stockholders totaling $44.6 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $15.3 million;

•	distributions made to preferred stockholders totaling $12.4 million; and

•	payments of $2.6 million for financing costs of new mortgage loans;
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. The Company had invested $162.2 million as of December 31, 2018, and expects to invest approximately $73.4 million during 2019. The 2019 cost and the remaining cost will be funded by a $157.0 million construction-to-permanent loan. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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

Contractual Payment Obligations
As of December 31, 2018, the Company had unfunded contractual payment obligations of approximately $209.7 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2018.

	Payments Due By Period
(Dollars in thousands)	One Year or Less	More Than 1 and up to 3 Years	More Than 3 and up to 5 Years	After 5 Years	Total
Notes Payable:
Interest	$45,632	$78,901	$67,200	$131,888	$323,621
Scheduled Principal	2,257	55,857	57,125	136,122	251,361
Balloon Payments	60,794	72,175	167,727	480,132	780,828
Subtotal	108,683	206,933	292,052	748,142	1,355,810
Corporate Headquarters Lease (1)	787	1,646	140	—	2,573
Development Obligations	80,908	13,449	—	—	94,357
Tenant Improvements	19,352	931	—	—	20,283
Total Contractual Obligations	$209,730	$222,959	$292,192	$748,142	$1,473,023

(1)
See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Management believes that the Company’s cash flow from operations and its capital resources, which at December 31, 2018, included cash balances of $14.6 million and borrowing availability of approximately $190.7 million under its revolving credit facility, will be sufficient to meet its contractual obligations for the foreseeable future.
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
At December 31, 2018, the Company had outstanding, 4.2 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Stock"). The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
Dividend Reinvestments
In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 566,435 and 258,759 shares under the Plan at a weighted average discounted price of $50.31 and $59.20 per share during the years ended December 31, 2018 and 2017, respectively. The Company issued 107,433 and 111,351 limited partnership units under the Plan at a weighted average price of $50.56 and $60.48 per unit during the years ended December 31, 2018 and 2017, respectively. The Company also credited 6,493 and 7,252 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $50.28 and $59.70 per share, during the years ended December 31, 2018 and 2017, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2018.
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
The following is a summary of notes payable as of December 31, 2018 and 2017.

Notes Payable	Year Ended December 31,			Interest	Scheduled
(Dollars in thousands)	2018		2017	Rate*	Maturity*
Fixed rate mortgages:	$—	(a)	$30,201	5.88%	Jan-2019
	9,159	(b)	9,783	5.76%	May-2019
	12,676	(c)	13,529	5.62%	Jul-2019
	12,714	(d)	13,543	5.79%	Sep-2019
	11,295	(e)	12,029	5.22%	Jan-2020
	9,601	(f)	9,948	5.60%	May-2020
	7,766	(g)	8,244	5.30%	Jun-2020
	36,711	(h)	37,998	5.83%	Jul-2020
	6,943	(i)	7,325	5.81%	Feb-2021
	5,480	(j)	5,649	6.01%	Aug-2021
	31,723	(k)	32,673	5.62%	Jun-2022
	9,728	(l)	9,999	6.08%	Sep-2022
	10,609	(m)	10,877	6.43%	Apr-2023
	11,702	(n)	12,577	6.28%	Feb-2024
	14,952	(o)	15,452	7.35%	Jun-2024
	13,013	(p)	13,438	7.60%	Jun-2024
	23,198	(q)	23,873	7.02%	Jul-2024
	27,222	(r)	28,115	7.45%	Jul-2024
	27,168	(s)	28,025	7.30%	Jan-2025
	14,086	(t)	14,537	6.18%	Jan-2026
	102,310	(u)	105,817	5.31%	Apr-2026
	30,888	(v)	32,016	4.30%	Oct-2026
	35,258	(w)	36,507	4.53%	Nov-2026
	16,515	(x)	17,086	4.70%	Dec-2026
	62,630	(y)	64,472	5.84%	May-2027
	15,345	(z)	15,859	4.04%	Apr-2028
	38,120	(aa)	39,968	3.51%	Jun-2028
	15,547	(bb)	16,055	3.99%	Sep-2028
	27,060	(cc)	27,884	3.69%	Mar-2030
	14,526	(dd)	14,950	3.99%	Apr-2030
	38,076	(ee)	39,140	3.39%	Feb-2032
	69,691	(ff)	71,211	4.88%	Sep-2032
	58,523	(gg)	60,000	3.75%	Dec-2032
	31,941	(hh)	—	4.41%	Nov-2033
	22,900	(ii)	—	4.69%	Jan-2034
	11,781	(jj)	11,613	8.00%	Apr-2034
	23,332	(kk)	—	4.67%	Sep-2035
Total fixed rate	910,189		890,393	5.18%	8.5 Years
Variable rate loans:
	47,000	(ll)	61,000	LIBOR + 1.35%	Jan-2022
	75,000	(mm)	—	LIBOR + 1.30%	Jan-2023
	—	(nn)	14,135	LIBOR + 1.65%	Feb-2018
Total variable rate	122,000		75,135	3.84%	3.7 Years
Total notes payable	$1,032,189		$965,528	5.02%	8.0 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2018. Totals computed using weighted averages.

(a)
The loan was collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and required equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. The loan was repaid in full in 2018 and replaced with two new loans. See (hh) and (ii) below.

(b)
The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $624,100 was amortized during 2018.

(c)
The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $853,100 was amortized during 2018.

(d)
The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $829,100 was amortized during 2018.

(e)
The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $733,800 was amortized during 2018.

(f)
The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $347,300 was amortized during 2018.

(g)
The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $477,900 was amortized during 2018.

(h)
The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $1.3 million was amortized during 2018.

(i)
The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $381,700 was amortized during 2018.

(j)
The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $169,300 was amortized during 2018.

(k)
The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $949,600 was amortized during 2018.

(l)
The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $270,300 was amortized during 2018.

(m)
The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $268,400 was amortized during 2018.

(n)
The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $874,800 was amortized during 2018.

(o)
The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $499,800 was amortized during 2018.

(p)
The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $424,700 was amortized during 2018.

(q)
The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $675,200 was amortized during 2018.

(r)
The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $893,200 was amortized during 2018.

(s)
The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $857,000 was amortized during 2018.

(t)
The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $451,200 was amortized during 2018.

(u)
The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $3.5 million was amortized during 2018.

(v)
The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $1.1 million was amortized during 2018.

(w)
The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $1.2 million was amortized during 2018.

(x)
The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $570,500 was amortized during 2018.

(y)
The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $1.8 million was amortized during 2018.

(z)
The loan is collateralized by Hampshire Langley and requires equal monthly principal and interest payments of $95,400 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $513,700 was amortized in 2018.

(aa)
The loan is collateralized by Beacon Center and requires equal monthly principal and interest payments of $268,500 based upon a 20-year amortization schedule and a final payment of $17.1 million at loan maturity. Principal of $1.8 million was amortized in 2018.

(bb)
The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $94,900 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $507,600 was amortized in 2018.

(cc)
The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $153,300 based upon a 25-year amortization schedule and a final payment of $15.5 million at maturity. Principal of $824,000 was amortized in 2018.

(dd) The loan is collateralized by Northrock and requires equal monthly principal and interest payments totaling $84,400 based upon a 25-year amortization schedule and a final payment of $8.4 million at maturity. Principal of $423,600 was amortized in 2018.
(ee) The loan is collateralized by Burtonsville Town Square and requires equal monthly principal and interest payments of $197,900 based on a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $1.1 million was amortized in 2018.

(ff)
The loan is a $71.6 million construction-to-permanent facility that is collateralized by and financed a portion of the construction costs of Park Van Ness. During the construction period, interest was funded by the loan. Effective September 1, 2017, the loan converted to permanent financing and requires monthly principal and interest payments totaling $413,500 based upon a 25-year amortization schedule. A final payment of $39.6 million will be due at maturity. Principal of $1.5 million was amortized in 2018.

(gg)
The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $308,500 based upon a 25-year amortization schedule and a final payment of $31.1 million at loan maturity. Principal of $1.5 million was amortized in 2018.

(hh)
The loan is collateralized by Broadlands Village and requires equal monthly principal and interest payments of $176,200 based on a 25-year amortization schedule and a final payment of $17.3 million at loan maturity. Principal of $58,600 was amortized in 2018.

(ii)
The loan is collateralized by The Glen and requires equal monthly principal and interest payments of $129,800 based on a 25-year amortization schedule and a final payment of $12.5 million at loan maturity.

(jj)
The Company entered into a sale-leaseback transaction with its Olney property and is accounting for that transaction as a secured financing. The arrangement requires monthly payments of $60,400 which increase by 1.5% on May 1, 2015, and every May 1 thereafter. The arrangement provides for a final payment of $14.7 million and has an implicit interest rate of 8.0%. Negative amortization in 2018 totaled $168,600.

(kk)
The loan is a $157.0 million construction-to-permanent facility that is collateralized by and will finance a portion of the construction costs of Glebe Road. During the construction period, interest will be funded by the loan. After conversion to a permanent loan, monthly principal and interest payments totaling $887,900 will be required based upon a 25-year amortization schedule.

(ll)
The loan is a $325.0 million unsecured revolving credit facility. Interest accrues at a rate equal to the sum of one-month LIBOR plus a spread of 135 basis points. The line may be extended at the Company’s option for one year with payment of a fee of 0.15%. Monthly payments, if required, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.

(mm)	The loan is a $75.0 million unsecured term facility. Interest accrues at a rate equal to the sum of one-month LIBOR plus a spread of 130 basis points. Monthly payments are interest only.

(nn)
The loan was collateralized by Metro Pike Center and required monthly principal and interest payments of approximately $48,000 and a final payment of $14.2 million at loan maturity. The loan was repaid in full during 2018.

The carrying value of properties collateralizing the mortgage notes payable totaled $1.1 billion and $1.0 billion as of December 31, 2018 and 2017, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. As of December 31, 2018, the Company was in compliance with all such covenants:

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
2019 Financing Activity
On January 4, 2019, the Company repaid in full the remaining balance of the mortgage loan secured by Countryside Marketplace, which was scheduled to mature in July 2019.
On January 10, 2019, the Company closed on a 15-year, non-recourse $22.1 million mortgage loan secured by Olde Forte Village. The loan matures in 2034, bears interest at a fixed-rate of 4.65%, requires monthly principal and interest payments of $124,700 based on a 25-year amortization schedule and requires a final payment of $12.1 million. Proceeds were partially used to repay in full the existing mortgage secured by Olde Forte Village, which was scheduled to mature in May 2019.

2018 Financing Activity
On January 26, 2018, the Company replaced its credit facility. The new credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit, totals $400.0 million, of which $325.0 million is a revolving credit facility and $75.0 million is a term loan. The revolving credit facility matures on January 26, 2022, and may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on January 26, 2023, and may not be extended. In general, loan availability under the facility is primarily determined by operating income from the Company’s existing unencumbered properties. Interest accrues at a rate of LIBOR plus a spread of 135 basis points to 195 basis points under the revolving credit facility, and 130 basis points to 190 basis points under the term loan, each as determined by certain leverage tests. As of December 31, 2018, the applicable spread for borrowings is 135 basis points under the revolving credit facility and 130 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility.
On October 3, 2018, the Company closed on a 15-year , non-recourse $32.0 million mortgage loan secured by Broadlands Village. The loan matures in 2033, bears interest at a fixed-rate of 4.41%, requires monthly principal and interest payments of $176,200 based on a 25-year amortization schedule and requires a final payment of $17.3 million at maturity.
On December 18, 2018, the Company closed on a 15-year, non-recourse $22.9 million mortgage loan secured by The Glen. The loan matures in 2034, bears interest at a fixed-rate of 4.69%, requires monthly principal and interest payments of $129,800 based on a 25-year amortization schedule and requires a final payment of $12.5 million at maturity.
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

Funds From Operations
In 2018, the Company reported Funds From Operations ("FFO")1 available to common stockholders and noncontrolling interests of $93.8 million, a 0.2% decrease from 2017 FFO available to common stockholders and noncontrolling interests of $94.0 million. The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Net income	$63,059	$60,668	$56,720	$52,931	$57,988
Subtract:
Gains on sales of properties	(509)	—	(1,013)	(11)	(6,069)
Add:
Real estate depreciation and amortization	45,861	45,694	44,417	43,270	41,203
FFO	108,411	106,362	100,124	96,190	93,122
Subtract:
Preferred dividends	(12,262)	(12,375)	(12,375)	(12,375)	(13,361)
Preferred stock redemption	(2,328)	—	—	—	(1,480)
FFO available to common stockholders and noncontrolling interests	$93,821	$93,987	$87,749	$83,815	$78,281
Average shares and units used to compute FFO per share	30,156	29,511	28,990	28,449	27,977
FFO per share	$3.11	$3.18	$3.03	$2.95	$2.80

1     The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding impairment charges on depreciable real estate assets and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.
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
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The following describes significant acquisitions, developments, redevelopments and renovations which affected the Company’s financial position and results of operations in 2018, 2017, and 2016.
700, 726, 730, 750 N. Glebe Road
From 2014 through 2016, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space on 2.8 acres of land. Concrete work is substantially complete and pre-cast facade panels, masonry and windows are being installed. Interior framing, electrical, plumbing and HVAC work have commenced. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, a portion of which is being financed by a $157.0 million construction-to-permanent loan. The Company has executed a 41,500 square foot anchor-lease with Target and leases for an aggregate of 9,000 square feet of retail shop space, resulting in approximately 84% of the retail space being leased.
Park Van Ness
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of December 31, 2018, 263 apartments (97.0%) were leased. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.
Thruway Pad
In August 2016, the Company purchased for $3.1 million, a retail pad site with an occupied 4,200 square foot bank building in Winston Salem, North Carolina, and incurred acquisition costs of $60,400. The property is contiguous with and an expansion of the Company's Thruway Shopping Center.
Ashbrook Marketplace
In May 2018, the Company acquired from the Saul Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company has received site plan approval and building permits for an approximately 88,000 square foot neighborhood shopping center. A 29,000 square foot anchor grocery store lease has been executed with Lidl and, including an executed gas station pad lease and shop space leases, overall pre-leasing totals approximately 44% of the planned space. In addition, lease negotiations are in progress for approximately 12,000 square feet of the planned pad building and small shop space. Site work commenced in November 2018, the grocer is scheduled to begin construction in the second quarter of 2019, and the shopping center is scheduled to open in early 2020. After construction of the shopping center and upon stabilization, the Company may be obligated to issue additional limited partnership units to the Saul Trust.

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
Burtonsville Town Square
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. The purchase was funded with a new $40.0 million mortgage loan and through the Company's credit line facility. The mortgage bears interest at 3.39%, requires monthly principal and interest payments of $197,900 based upon a 25-year amortization schedule, and has a 15-year maturity. The Company has substantially completed construction of the shell of a 16,000 square foot small shop expansion and construction of interior improvements is underway. Delivery of the first leased tenant spaces occurred in late 2018, with initial tenant openings scheduled for the first quarter of 2019. The total development cost is expected to be approximately $5.7 million. Leases have been executed for approximately 55% of the space and the Company has prospects for an additional 3,900 square feet. In addition, a lease has been executed with Taco Bell who will construct a free-standing building on a pad site within the property.
Olney Shopping Center
In March 2017, the Company purchased for $3.1 million, including acquisition costs, the land underlying Olney Shopping Center. The land was previously leased by the Company with an annual rent of approximately $56,000. The purchase price was funded by the revolving credit facility.
7316 Wisconsin Avenue
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. This site has mixed-use development potential of up to 325 apartment units and approximately 10,000 square feet of street level retail pursuant to the approved Bethesda Downtown Plan. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The Company is evaluating concept plans for the combined property in order to increase the mixed-use development potential by up to 40 additional apartment units. The purchase price was funded through the Company's credit facility.
Lansdowne Town Center
In March 2019, the Company plans to commence development of a pad site expansion on land owned at its Lansdowne Town Center property in Ashburn, Virginia. Total development costs are expected to be approximately $4.0 million. A ground lease with Chick-fil-A has been executed for one pad with the building to be constructed by the tenant. A lease with Starbucks has been executed for another pad and the Company will construct the building shell. Both buildings are projected to be completed and occupied by early 2020.
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
Portfolio Leasing Status
The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2018	49	7	7,750,271	1,146,438	96.0%	92.3%
2017	49	6	7,750,098	1,076,838	94.3%	94.5%
2016	49	6	7,882,054	1,076,208	96.0%	91.0%

The residential components of Clarendon Center and Park Van Ness were 99.6% and 97.0% leased, respectively, at December 31, 2018. On a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, the Shopping Center leasing percentage increased to 96.0% from 94.3% and the Mixed-Use leasing percentage decreased to 93.6% from 94.5%. The overall portfolio leasing percentage, on a comparative same property basis, increased to 95.7% at December 31, 2018 from 94.3% at December 31, 2017.
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

			Base Rent per Square Foot
Year ended December 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2018	1,555,620	281	$19.52	$19.26
2017	1,315,192	280	19.60	19.45
2016	1,292,483	244	17.24	17.05

Additional information about commercial leasing activity during the three months ended December 31, 2018, is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either as a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	26	40
Square feet	113,458	142,837
Per square foot average annualized:
Base rent	$24.28	$18.31
Tenant improvements	(6.76)	(0.47)
Leasing costs	(0.70)	(0.07)
Rent concessions	(0.48)	(0.05)
Effective rents	$16.34	$17.72

During 2018, the Company entered into 465 new or renewed apartment leases. The monthly rent per square foot for these leases was unchanged at $3.44. During 2017, the Company entered into 475 new or renewed apartment leases, excluding new leases at Park Van Ness. The monthly rent per square foot for the 395 leases for units that were previously occupied decreased to $3.51 from $3.54. During 2016, the Company entered into 216 new or renewed apartment leases. The monthly rent per square foot for these leases increased to $3.57 from $3.45.
As of December 31, 2018, 994,236 square feet of Commercial space was subject to leases scheduled to expire in 2019. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	994,236
Average base rent per square foot	$19.98
Estimated market base rent per square foot	$20.18

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The aggregate fair value of the swap at December 31, 2018 was approximately $0.4 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of December 31, 2018, the Company had variable rate indebtedness totaling $122.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at December 31, 2018 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $1.2 million, based on those balances. As of December 31, 2018, the Company had fixed-rate indebtedness totaling $910.2 million with a weighted average interest rate of 5.18%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2018 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $47.7 million.
Item 8. Financial Statements and Supplementary Data
The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a) Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.
F-3	(b) Report of Previous Independent Registered Public Accounting Firm – Ernst & Young LLP.
F-4	(c) Consolidated Balance Sheets - December 31, 2018 and 2017.
F-5	(d) Consolidated Statements of Operations - Years ended December 31, 2018, 2017, and 2016.
F-6	(e) Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017, and 2016.
F-7	(f) Consolidated Statements of Equity - Years ended December 31, 2018, 2017, and 2016.
F-8	(g) Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017, and 2016.
F-9	(h) Notes to Consolidated Financial Statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Quarterly Assessment.
The Company carried out an assessment as of December 31, 2018 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.
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
Assessment of Effectiveness of Disclosure Controls and Procedures
Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective.
Assessment of Effectiveness of Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2018, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit

Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 3, 2019 (the “Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services
The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2018 and 2017 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

	(b)	Report of Previous Independent Registered Public Account Firm - Ernst & Young LLP

	(c)	Consolidated Balance Sheets - December 31, 2018 and 2017

	(d)	Consolidated Statements of Operations - Years ended December 31, 2018, 2017, and 2016.

	(e)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017, and 2016.

	(f)	Consolidated Statements of Equity - Years ended December 31, 2018, 2017, and 2016.

	(g)	Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017, and 2016.

	(h)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Schedule of the Company:

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

(s)
Shared Services Agreement dated as of January 1, 2018, between B. F. Saul Company and Saul Centers, Inc., filed as Exhibit 10.(s) of the 2017 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

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

21.		Subsidiaries of Saul Centers, Inc. is filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm is filed herewith.

23.2		Consent of Independent Registered Public Accounting Firm is filed herewith.

24.		Power of Attorney (included on signature page).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

101.
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date:	February 26, 2019	/s/ B. Francis Saul II
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

Date:	February 26, 2019	/s/ J. Page Lansdale
J. Page Lansdale, President and Director

Date:	February 26, 2019	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	February 26, 2019	/s/ Scott V. Schneider
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date:	February 26, 2019	/s/ Joel A. Friedman
Joel A. Friedman, Senior Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date:	February 26, 2019	/s/ John E. Chapoton
John E. Chapoton, Director

Date:	February 26, 2019	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	February 26, 2019	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	February 26, 2019	/s/ Earl A. Powell III
Earl A. Powell III, Director

Date:	February 26, 2019	/s/ Andrew M. Saul II
Andrew M. Saul II Director

Date:	February 26, 2019	/s/ Mark Sullivan III
Mark Sullivan III, Director

Date:	February 26, 2019
John R. Whitmore, Director

Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for the year ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15(a)2(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 26, 2019

We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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

/s/ Deloitte & Touch LLP
McLean, Virginia
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Saul Centers, Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)2(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP

We served as the Company's auditor from 2002 to 2018.

Tysons, Virginia
February 27, 2018

Saul Centers, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2018	2017
Assets
Real estate investments
Land	$488,918	$450,256
Buildings and equipment	1,273,275	1,261,830
Construction in progress	185,972	91,114
	1,948,165	1,803,200
Accumulated depreciation	(525,518)	(488,166)
	1,422,647	1,315,034
Cash and cash equivalents	14,578	10,908
Accounts receivable and accrued income, net	53,876	54,057
Deferred leasing costs, net	28,083	27,255
Prepaid expenses, net	5,175	5,248
Other assets	3,130	9,950
Total assets	$1,527,489	$1,422,452
Liabilities
Mortgage notes payable	$880,271	$897,888
Term loan facility payable	74,591	—
Revolving credit facility payable	45,329	60,734
Construction loan payable	21,655	—
Dividends and distributions payable	19,153	18,520
Accounts payable, accrued expenses and other liabilities	32,419	23,123
Deferred income	28,851	29,084
Total liabilities	1,102,269	1,029,349
Equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 42,000 and 72,000 shares issued and outstanding, respectively	105,000	180,000
Series D Cumulative Redeemable, 30,000 and 0 shares issued and outstanding, respectively	75,000	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 22,739,207 and 22,123,128 shares issued and outstanding, respectively	227	221
Additional paid-in capital	384,533	352,590
Distributions in excess of accumulated earnings	(208,593)	(197,710)
Accumulated other comprehensive loss	(255)	(696)
Total Saul Centers, Inc. equity	355,912	334,405
Noncontrolling interests	69,308	58,698
Total equity	425,220	393,103
Total liabilities and equity	$1,527,489	$1,422,452
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016
Property revenue
Base rent	$184,684	$181,141	$172,381
Expense recoveries	35,537	35,347	34,269
Percentage rent	994	1,458	1,379
Other	6,689	9,259	8,990
Total property revenue	227,904	227,205	217,019
Property expenses
Property operating expenses	28,202	27,689	27,527
Provision for credit losses	685	906	1,494
Real estate taxes	27,376	26,997	24,680
Total property expenses	56,263	55,592	53,701
Property operating income	171,641	171,613	163,318

Other revenue	272	80	51
Other expenses
Interest expense and amortization of deferred debt costs	45,040	47,225	45,683
Depreciation and amortization of deferred leasing costs	45,861	45,694	44,417
General and administrative	18,459	18,176	17,496
Acquisition related costs	—	—	60
Total other expenses	109,360	111,095	107,656
Operating income	62,553	60,598	55,713
Change in fair value of derivatives	(3)	70	(6)
Gains on sale of property	509	—	1,013
Net Income	63,059	60,668	56,720
Noncontrolling interests
Income attributable to noncontrolling interests	(12,505)	(12,411)	(11,441)
Net income attributable to Saul Centers, Inc.	50,554	48,257	45,279
Extinguishment of issuance costs upon redemption of preferred shares	(2,328)	—	—
Preferred stock dividends	(12,262)	(12,375)	(12,375)
Net income available to common stockholders	$35,964	$35,882	$32,904
Per share net income available to common stockholders
Basic	$1.61	$1.64	$1.53
Diluted	$1.60	$1.63	$1.52
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net income	$63,059	$60,668	$56,720
Other comprehensive income
Unrealized gain on cash flow hedge	594	812	678
Total comprehensive income	63,653	61,480	57,398
Comprehensive income attributable to noncontrolling interests	(12,658)	(12,620)	(11,616)
Total comprehensive income attributable to Saul Centers, Inc.	50,995	48,860	45,782
Extinguishment of issuance costs upon redemption of preferred shares	(2,328)	—	—
Preferred dividends	(12,262)	(12,375)	(12,375)
Total comprehensive income available to common stockholders	$36,405	$36,485	$33,407
The Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2015	$180,000	$213	$305,008	$(180,091)	$(1,802)	$303,328	$50,399	$353,727
Issuance of common stock:
186,797 shares pursuant to dividend reinvestment plan	—	2	10,309	—	—	10,311	—	10,311
251,323 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	2	12,854	—	—	12,856	—	12,856
Issuance of 124,758 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	6,910	6,910
Net income	—	—	—	45,279	—	45,279	11,441	56,720
Change in unrealized loss on cash flow hedge	—	—	—	—	503	503	175	678
Series C preferred stock distributions	—	—	—	(9,282)	—	(9,282)	—	(9,282)
Common stock distributions	—	—	—	(30,328)	—	(30,328)	(10,392)	(40,720)
Distributions payable on Series C preferred stock, $42.97 per share	—	—	—	(3,093)	—	(3,093)	—	(3,093)
Distributions payable common stock ($0.51/share) and partnership units ($0.51/unit)	—	—	—	(11,069)	—	(11,069)	(3,789)	(14,858)
Balance, December 31, 2016	180,000	217	328,171	(188,584)	(1,299)	318,505	54,744	373,249
Issuance of common stock:
266,011 shares pursuant to dividend reinvestment plan	—	2	15,748	—	—	15,750	—	15,750
152,758 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	2	8,671	—	—	8,673	—	8,673
Issuance of 111,351 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	6,735	6,735
Net income	—	—	—	48,257	—	48,257	12,411	60,668
Change in unrealized loss on cash flow hedge	—	—	—	—	603	603	209	812
Series C preferred stock distributions	—	—	—	(9,282)	—	(9,282)	—	(9,282)
Common stock distributions	—	—	—	(33,490)	—	(33,490)	(11,479)	(44,969)
Distributions payable on Series C preferred stock, $42.97 per share	—	—	—	(3,093)	—	(3,093)	—	(3,093)
Distributions payable common stock ($0.52/share) and partnership units ($0.52/unit)	—	—	—	(11,518)	—	(11,518)	(3,922)	(15,440)
Balance, December 31, 2017	180,000	221	352,590	(197,710)	(696)	334,405	58,698	393,103
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of 30,000 shares of Series D Cumulative preferred stock	75,000	—	(2,633)	—	—	72,367	—	72,367
Redemption of 30,000 shares of Series C Cumulative preferred stock	(75,000)	—	2,311	(2,328)	—	(75,017)	—	(75,017)
Issuance of common stock:
572,928 shares pursuant to dividend reinvestment plan	—	6	28,817	—	—	28,823	—	28,823
43,150 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	—	3,448	—	—	3,448	—	3,448
Issuance of 284,113 partnership units	—	—	—	—	—	—	14,159	14,159
Net income	—	—	—	50,554	—	50,554	12,505	63,059
Change in unrealized loss on cash flow hedge	—	—	—	—	441	441	153	594
Preferred stock distributions:
Series C	—	—	—	(6,145)	—	(6,145)	—	(6,145)
Series D				(3,164)		(3,164)		(3,164)
Common stock distributions	—	—	—	(34,841)	—	(34,841)	(12,059)	(46,900)
Distributions payable on Series C preferred stock, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.53/share) and partnership units ($0.53/unit)	—	—	—	(12,006)	—	(12,006)	(4,148)	(16,154)
Balance, December 31, 2018	$180,000	$227	$384,533	$(208,593)	$(255)	$355,912	$69,308	$425,220

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$63,059	$60,668	$56,720
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	3	(70)	6
Gains on sales of properties	(509)	—	(1,013)
Depreciation and amortization of deferred leasing costs	45,861	45,694	44,417
Amortization of deferred debt costs	1,610	1,392	1,343
Non cash compensation costs of stock grants and options	1,766	1,672	1,603
Provision for credit losses	685	906	1,494
Increase in accounts receivable and accrued income	(336)	(1,643)	(3,525)
Additions to deferred leasing costs	(6,034)	(4,615)	(4,633)
Increase (decrease) in prepaid expenses	73	(294)	(399)
(Increase) decrease in other assets	3,681	1,374	(6,368)
Increase in accounts payable, accrued expenses and other liabilities	225	1,125	921
Increase (decrease) in deferred income	255	(2,759)	(1,476)
Net cash provided by operating activities	110,339	103,450	89,090
Cash flows from investing activities:
Acquisitions of real estate investments (1)	(40,836)	(79,499)	(48,250)
Additions to real estate investments	(12,883)	(17,653)	(15,564)
Additions to development and redevelopment projects	(76,257)	(22,842)	(27,231)
Proceeds from sale of properties (2)	1,326	6,688	4,771
Net cash used in investing activities	(128,650)	(113,306)	(86,274)
Cash flows from financing activities:
Proceeds from mortgage notes payable	54,900	100,000	11,250
Repayments on mortgage notes payable	(72,572)	(55,679)	(24,653)
Proceeds from term loan facility	75,000	—	—
Proceeds from revolving credit facility	102,000	63,000	78,500
Repayments on revolving credit facility	(116,000)	(51,000)	(57,500)
Proceeds from construction loans payable	23,332	1,437	24,937
Additions to deferred debt costs	(3,233)	(2,583)	(125)
Proceeds from the issuance of:
Common stock	30,503	22,751	21,564
Partnership units (1)	5,383	6,735	6,910
Series D preferred stock	72,369	—	—
Series C preferred stock redemption	(75,000)	—	—
Preferred stock redemption costs	(12)	—	—
Distributions to:
Series C preferred stockholders	(9,238)	(12,375)	(12,375)
Series D preferred stockholders	(3,164)	—	—
Common stockholders	(46,306)	(44,576)	(39,472)
Noncontrolling interests	(15,981)	(15,268)	(13,533)
Net cash provided by (used in) financing activities	21,981	12,442	(4,497)
Net increase (decrease) in cash and cash equivalents	3,670	2,586	(1,681)
Cash and cash equivalents, beginning of year	10,908	8,322	10,003
Cash and cash equivalents, end of year	$14,578	$10,908	$8,322
Supplemental disclosure of cash flow information:
Cash paid for interest	$43,561	$45,713	$44,066
Increase (decrease) in accrued real estate investments and development costs	$9,663	$2,097	$(7,098)

(1)     The 2018 acquisition of real estate and proceeds from the issuance of partnership units each excludes $8,776 in connection with the acquisition of Ashbrook Marketplace in exchange for limited partnership units.
(2)    Proceeds from sales of property in 2017 excludes $1,275 of seller financing in connection with the sale of the Company's Great Eastern property, which were received in 2018.
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
Formation and Structure of Company
Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B. F. Saul Real Estate Investment Trust (the "Saul Trust"), the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, the “Saul Organization”). On August 26, 1993, members of the Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships,” and collectively with the Operating Partnership, the “Partnerships”), shopping center and mixed-used properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.
The following table lists the significant properties acquired, developed and/or disposed of by the Company since January 1, 2016.

Name of Property	Location	Type	Year of Acquisition/ Development/ Disposal
Acquisitions
Burtonsville Town Square	Burtonsville, Maryland	Shopping Center	2017
7316 Wisconsin Avenue	Bethesda, Maryland	Mixed-Use	2018
Developments
750 N. Glebe Road	Arlington, Virginia	Mixed-Use	2017-2018
Ashbrook Marketplace	Ashburn, Virginia	Shopping Center	2018
Dispositions
Crosstown Business Center	Tulsa, Oklahoma	Mixed-Use	2016
Great Eastern	District Heights, Maryland	Shopping Center	2017
As of December 31, 2018, the Company’s properties (the “Current Portfolio Properties”) consisted of 49 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.

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
Nature of Operations
The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-used properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2018, 32 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (4.7%), a tenant at ten Shopping Centers and Capital One Bank (2.7%), a tenant at 17 properties, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2018.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2018, 2017, or 2016.
Interest, real estate taxes, development related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $6.2 million, $3.5 million, and $2.5 million during 2018, 2017, and 2016, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, for the years ended December 31, 2018, 2017, and 2016, was $39.8 million, $40.2 million, and $38.8 million, respectively. Repairs and maintenance expense totaled $11.9 million, $11.6 million, and $11.8 million for 2018, 2017, and 2016, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in place leases associated with acquired properties and are amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $28.1 million and $27.3 million, net of accumulated amortization of approximately $37.7 million and $35.3 million, as of December 31, 2018 and 2017, respectively. Amortization expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled approximately $6.1 million, $5.5 million, and $5.6 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

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

	December 31,
(in thousands)	2018	2017

N. Glebe Road	$162,176	$83,462
Ashbrook Marketplace	11,124	—
Other	12,672	7,652
Total	$185,972	$91,114

Accounts Receivable and Accrued Income
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $0.6 million and $0.4 million, at December 31, 2018 and 2017, respectively.

(In thousands)	Year ended December 31,
	2018	2017	2016
Beginning Balance	$405	$1,958	$1,263
Provision for Credit Losses	685	906	1,494
Charge-offs	(531)	(2,459)	(799)
Ending Balance	$559	$405	$1,958
In addition to rents due currently, accounts receivable also includes $43.3 million and $44.1 million, at December 31, 2018 and 2017, respectively, net of allowance for doubtful accounts totaling $0.1 million and $0.2 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

•	sale of the property is probable and the Company expects the completed sale will occur within one year; and

•	the property is actively being marketed for sale at a price that is reasonable given its current market value.
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of December 31, 2018 and 2017, the Company had no assets designated as held for sale.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2018 are held in non-interest bearing accounts at various banks. From time to time the Company may maintain deposits with financial institutions in amounts in excess of federally insured limits. The Company has not experienced any losses on such deposits and believes it is not exposed to any significant credit risk on those deposits.
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $10.3 million and $6.9 million, net of accumulated amortization of $7.3 million and $8.2 million at December 31, 2018 and 2017, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets. At December 31, 2017, deferred debt costs totaling $1.8 million, related to the Glebe Road construction loan, which had no outstanding balance, are included in Other Assets in the Consolidated Balance Sheets.
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
As of December 31, 2018, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2018, 2017, and 2016. The tax basis of the Company’s real estate investments was approximately $1.35 billion and $1.32 billion as of December 31, 2018 and 2017, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2015.
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
The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the "Stock Plan"). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2018, the directors’ deferred fee accounts comprise 114,644 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares for each of the years ended December 31, 2018, 2017, and 2016. The shares were valued at the closing stock price on the dates the shares were awarded and included

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

in general and administrative expenses in the total amounts of $108,800, $130,700, and $150,100, for the years ended December 31, 2018, 2017, and 2016, respectively.
Noncontrolling Interest
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.3% common interest as of December 31, 2018. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by the Saul Organization.
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

	December 31,
(Shares in thousands)	2018	2017	2016
Weighted average common shares outstanding - Basic	22,383	21,901	21,505
Effect of dilutive options	42	107	110
Weighted average common shares outstanding - Diluted	22,425	22,008	21,615
Average share price	$52.50	$61.63	$58.96
Non-dilutive options	492	—	129
Years non-dilutive options were issued	2015, 2016 and 2017		2007, 2015, and 2016
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
In February 2016, the FASB issued ASU 2016-02, ‘‘Leases’’ (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, interim periods within those years, and requires a modified retrospective

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

transition approach for all leases existing at the date of initial application, with an option to use certain practical expedients for those existing leases. Upon adoption of ASU 2016-02 effective January 1, 2019, we anticipate election of the practical expedient with respect to cost recoveries. We anticipate that the accounting for initial direct costs will impact the amount of those costs that are charged to expense. In 2018, we capitalized approximately $2.1 million of initial direct costs that would have been charged to expense under ASU 2016-02. For those leases where we are lessee, the adoption of ASU 2016-02 will require us to record a right of use asset and a lease liability on the consolidated balance sheet. The right of use asset and lease liability are not expected to be material to the financial statements.
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

Reclassifications
Certain reclassifications have been made to prior years to conform to the presentation used for year ended December 31, 2018.

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
Southdale

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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

Ashbrook Marketplace
In May 2018, the Company acquired from the Saul Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Loudoun County, Virginia. Based on the closing price of the Company's common stock, the land and the limited partnership units were recorded at a value of $8.8 million. Acquisition costs related to the transaction totaled approximately $0.2 million.

7316 Wisconsin Avenue
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. This site has mixed-use development potential of up to 325 apartment units and approximately 10,000 square feet of street level retail pursuant to the approved Bethesda Downtown Plan. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The Company is evaluating concept plans for the combined property in order to increase the mixed-use development potential by up to 40 additional apartment units. The purchase price was funded through the Company's credit facility.

Allocation of Purchase Price of Real Estate Acquired
The Company allocates the purchase price of real estate investment properties to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, based on their relative fair values. See Note 2. Summary of Significant Accounting Policies-Real Estate Investment Properties.
During 2018, the Company acquired properties that had an aggregate cost of $49.5 million, including acquisition costs. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values as shown in the following table.

(in thousands)	Ashbrook Marketplace	7316 Wisconsin Avenue	Total
Land	$8,776	$38,662	$47,438
Buildings	—	979	979
In-place Leases	—	886	886
Above Market Rent	—	168	168
Below Market Rent	—	(21)	(21)
Total Purchase Price	$8,776	$40,674	$49,450

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
During 2016, the Company purchased properties that had an aggregate cost of $10.3 million, and incurred acquisition costs totaling $60,400. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair value as shown in the following table.

(in thousands)	700 N. Glebe Road	Thruway Pad	Total
Land	$7,236	$2,196	$9,432
Buildings	—	874	874
In-place Leases	—	93	93
Above Market Rent	—	—	—
Below Market Rent	—	(63)	(63)
Total Purchase Price	$7,236	$3,100	$10,336

The gross carrying amount of lease intangible assets included in deferred leasing costs as of December 31, 2018 and 2017 was $12.5 million and $12.3 million, respectively, and accumulated amortization was $8.1 million and $7.5 million, respectively. Amortization expense totaled $1.3 million, $1.1 million and $1.0 million, for the years ended December 31, 2018, 2017, and 2016, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2018 and 2017 was $24.8 million and $25.1 million, respectively, and accumulated amortization was $13.1 million and $11.8 million, respectively. Accretion income totaled $1.7 million, $1.7 million, and $1.8 million, for the years ended December 31, 2018, 2017, and 2016, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2018 and 2017 was $0.8 million and $0.6 million, respectively, and accumulated amortization was $0.1 million and $39,500, respectively. Amortization expense totaled $110,500, $31,600 and $1,500, for the years ended December 31, 2018, 2017 and 2016, respectively. The remaining weighted-average amortization period as of December 31, 2018 is 4.1 years, 7.2 years, and 5.5 years for lease acquisition costs, above market leases and below market leases, respectively.
As of December 31, 2018, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2019	$1,141	$102	$1,533
2020	785	52	1,434
2021	538	36	1,409
2022	383	33	1,306
2023	316	33	1,297
Thereafter	1,197	376	4,731
Total	$4,360	$632	$11,710

4.	NONCONTROLLING INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP
The Saul Organization holds a 25.7% limited partnership interest in the Operating Partnership represented by 7,825,980 limited partnership units, as of December 31, 2018. The units are convertible into shares of

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2018, approximately 920,000 units were eligible for conversion.
The impact of the Saul Organization’s 25.7% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2018, 2017, and 2016, were 30,156,100, 29,510,900, and 28,989,900, respectively.

5.	MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS
At December 31, 2018, the principal amount of outstanding debt totaled $1.0 billion, of which $910.2 million was fixed rate debt and $122.0 million was variable rate debt. The principal amount of the Company’s outstanding debt totaled $965.5 million at December 31, 2017, of which $890.4 million was fixed rate debt and $75.1 million was variable rate debt.
At December 31, 2018, the Company had a $400.0 million unsecured credit facility, which can be used for working capital, property acquisitions or development projects, of which $325.0 million is a revolving credit facility and $75.0 million is a term loan. The revolving credit facility matures on January 26, 2022, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. The term loan matures on January 26, 2023, and may not be extended. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. On December 31, 2018, based on the value of the Company's unencumbered properties, approximately $190.7 million was available under the revolving credit facility, $47.0 million was outstanding and approximately $184,600 was committed for letters of credit. Interest at a rate equal to the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio and which can range from 135 basis points to 195 basis points under the revolving facility and from 130 basis points to 190 basis points under the term loan. As of December 31, 2018, the margin was 135 basis points under the revolving facility and 130 basis points under the term loan.
Saul Centers is a guarantor of the credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness loan (approximately $10.0 million of the $69.7 million outstanding balance at December 31, 2018, which guarantee will be reduced to (i) $6.7 million on October 1, 2019, (ii) $3.3 million on October 1, 2020 and (iii) zero on October 1, 2021), (b) a portion of the Kentlands Square II mortgage loan (approximately $8.8 million of the $35.3 million outstanding balance at December 31, 2018) and (c) a portion of the Broadlands mortgage (approximately $4.0 million of the $31.9 million outstanding balance at December 31, 2018). All other notes payable are non-recourse.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
On October 3, 2018, the Company closed on a 15-year , non-recourse $32.0 million mortgage loan secured by Broadlands Village. The loan matures in 2033, bears interest at a fixed-rate of 4.41%, requires monthly principal and interest payments of $176,200 based on a 25-year amortization schedule and requires a final payment of $17.3 million at maturity.
On December 18, 2018, the Company closed on a 15-year, non-recourse $22.9 million mortgage loan secured by The Glen. The loan matures in 2034, bears interest at a fixed-rate of 4.69%, requires monthly principal and interest payments of $129,800 based on a 25-year amortization schedule and requires a final payment of $12.5 million at maturity.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2018 and 2017.

Notes Payable	December 31,			Interest	Scheduled
(Dollars in thousands)	2018		2017	Rate *	Maturity *
Fixed rate mortgages:	$—	(a)	$30,201	5.88%	Jan-2019
	9,159	(b)	9,783	5.76%	May-2019
	12,676	(c)	13,529	5.62%	Jul-2019
	12,714	(d)	13,543	5.79%	Sep-2019
	11,295	(e)	12,029	5.22%	Jan-2020
	9,601	(f)	9,948	5.60%	May-2020
	7,766	(g)	8,244	5.30%	Jun-2020
	36,711	(h)	37,998	5.83%	Jul-2020
	6,943	(i)	7,325	5.81%	Feb-2021
	5,480	(j)	5,649	6.01%	Aug-2021
	31,723	(k)	32,673	5.62%	Jun-2022
	9,728	(l)	9,999	6.08%	Sep-2022
	10,609	(m)	10,877	6.43%	Apr-2023
	11,702	(n)	12,577	6.28%	Feb-2024
	14,952	(o)	15,452	7.35%	Jun-2024
	13,013	(p)	13,438	7.60%	Jun-2024
	23,198	(q)	23,873	7.02%	Jul-2024
	27,222	(r)	28,115	7.45%	Jul-2024
	27,168	(s)	28,025	7.30%	Jan-2025
	14,086	(t)	14,537	6.18%	Jan-2026
	102,310	(u)	105,817	5.31%	Apr-2026
	30,888	(v)	32,016	4.30%	Oct-2026
	35,258	(w)	36,507	4.53%	Nov-2026
	16,515	(x)	17,086	4.70%	Dec-2026
	62,630	(y)	64,472	5.84%	May-2027
	15,345	(z)	15,859	4.04%	Apr-2028
	38,120	(aa)	39,968	3.51%	Jun-2028
	15,547	(bb)	16,055	3.99%	Sep-2028
	27,060	(cc)	27,884	3.69%	Mar-2030
	14,526	(dd)	14,950	3.99%	Apr-2030
	38,076	(ee)	39,140	3.39%	Feb-2032
	69,691	(ff)	71,211	4.88%	Sep-2032
	58,523	(gg)	60,000	3.75%	Dec-2032
	31,941	(hh)	—	4.41%	Nov-2033
	22,900	(ii)	—	4.69%	Jan-2034
	11,781	(jj)	11,613	8.00%	Apr-2034
	23,332	(kk)	—	4.67%	Sep-2035
Total fixed rate	910,189		890,393	5.18%	8.5 Years
Variable rate loans:
	47,000	(ll)	61,000	LIBOR + 1.35%	Jan-2022
	75,000	(mm)	—	LIBOR + 1.30%	Jan-2023
	—	(nn)	14,135	LIBOR + 1.65%	Feb-2018
Total variable rate	122,000		75,135	3.84%	3.7 Years
Total notes payable	$1,032,189		$965,528	5.02%	8.0 Years
* Interest rate and scheduled maturity data presented as of December 31, 2018. Totals computed using weighted averages. Amounts shown are principal amounts and have not been reduced by any deferred debt issuance costs.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(a)
The loan was collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and required equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. The loan was repaid in full in 2018 and replaced with two new loans. See (hh) and (ii) below.

(b)
The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $624,100 was amortized during 2018.

(c)
The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $853,100 was amortized during 2018.

(d)
The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $829,100 was amortized during 2018.

(e)
The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $733,800 was amortized during 2018.

(f)
The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $347,300 was amortized during 2018.

(g)
The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $477,900 was amortized during 2018.

(h)
The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $1.3 million was amortized during 2018.

(i)
The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $381,700 was amortized during 2018.

(j)
The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $169,300 was amortized during 2018.

(k)
The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $949,600 was amortized during 2018.

(l)
The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $270,300 was amortized during 2018.

(m)
The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $268,400 was amortized during 2018.

(n)
The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $874,800 was amortized during 2018.

(o)
The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $499,800 was amortized during 2018.

(p)
The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $424,700 was amortized during 2018.

(q)
The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $675,200 was amortized during 2018.

(r)
The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $893,200 was amortized during 2018.

(s)
The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $857,000 was amortized during 2018.

(t)
The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $451,200 was amortized during 2018.

(u)
The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $3.5 million was amortized during 2018.

(v)
The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $1.1 million was amortized during 2018.

(w)
The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $1.2 million was amortized during 2018.

(x)
The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $570,500 was amortized during 2018.

(y)
The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $1.8 million was amortized during 2018.

(z)
The loan is collateralized by Hampshire Langley and requires equal monthly principal and interest payments of $95,400 based upon a 25 -year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $513,700 was amortized in 2018.

(aa)
The loan is collateralized by Beacon Center and requires equal monthly principal and interest payments of $268,500 based upon a 20-year amortization schedule and a final payment of $17.1 million at loan maturity. Principal of $1.8 million was amortized in 2018.

(bb)
The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $94,900 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $507,600 was amortized in 2018.

(cc)
The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $153,300 based upon a 25-year amortization schedule and a final payment of $15.5 million at maturity. Principal of $824,000 was amortized in 2018.

(dd) The loan is collateralized by Northrock and requires equal monthly principal and interest payments totaling $84,400 based upon a 25-year amortization schedule and a final payment of $8.4 million at maturity. Principal of $423,600 was amortized in 2018.

(ee)
The loan is collateralized by Burtonsville Town Square and requires equal monthly principal and interest payments of $197,900 based on a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $1.1 million was amortized in 2018.

(ff)
The loan is a $71.6 million construction-to-permanent facility that is collateralized by and financed a portion of the construction costs of Park Van Ness. During the construction period, interest was funded by the loan. Effective September 1, 2017, the loan converted to permanent financing and requires monthly principal and interest payments totaling $413,500 based upon a 25-year amortization schedule. A final payment of $39.6 million will be due at maturity. Principal of $1.5 million was amortized in 2018.

(gg)
The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $308,500 based upon a 25-year amortization schedule and a final payment of $31.1 million at loan maturity. Principal of $1.5 million was amortized in 2018.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(hh)
The loan is collateralized by Broadlands Village and requires equal monthly principal and interest payments of $176,200 based on a 25-year amortization schedule and a final payment of $17.3 million at loan maturity. Principal of $58,600 was amortized in 2018.

(ii)
The loan is collateralized by The Glen and requires equal monthly principal and interest payments of $129,800 based on a 25-year amortization schedule and a final payment of $12.5 million at loan maturity.

(jj)
The Company entered into a sale-leaseback transaction with its Olney property and is accounting for that transaction as a secured financing. The arrangement requires monthly payments of $60,400 which increase by 1.5% on May 1, 2015, and every May 1 thereafter. The arrangement provides for a final payment of $14.7 million and has an implicit interest rate of 8.0%. Negative amortization in 2018 totaled $168,600.

(kk)
The loan is a $157.0 million construction-to-permanent facility that is collateralized by and will finance a portion of the construction costs of Glebe Road. During the construction period, interest will be funded by the loan. After conversion to a permanent loan, monthly principal and interest payments totaling $887,900 will be required based upon a 25-year amortization schedule.

(ll)
The loan is a $325.0 million unsecured revolving credit facility. Interest accrues at a rate equal to the sum of one-month LIBOR plus a spread of 135 basis points. The line may be extended at the Company’s option for one year with payment of a fee of 0.15%. Monthly payments, if required, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.

(mm)	The loan is a $75.0 million unsecured term facility. Interest accrues at a rate equal to the sum of one-month LIBOR plus a spread of 130 basis points. Monthly payments are interest only.

(nn)
The loan was collateralized by Metro Pike Center and requires monthly principal and interest payments of approximately $48,000 and a final payment of $14.2 million at loan maturity. The loan was repaid in full during 2018.

The carrying value of the properties collateralizing the mortgage notes payable totaled $1.1 billion and $1.0 billion, as of December 31, 2018 and 2017, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2018.

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
Mortgage notes payable at each of December 31, 2018 and 2017, totaling $51.0 million, are guaranteed by members of the Saul Organization. As of December 31, 2018, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31 are as follows:

(in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2019	$60,794		$2,257	$63,051
2020	61,163		28,042	89,205
2021	11,012		27,815	38,827
2022	83,502	(a)	28,381	111,883
2023	84,225		28,745	112,970
Thereafter	480,132		136,121	616,253
Principal amount	$780,828		$251,361	1,032,189
Unamortized deferred debt costs				10,343
Net				$1,021,846
(a) Includes $47.0 million outstanding under the revolving facility.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The components of interest expense are set forth below.

(in thousands)	Year ended December 31,
	2018	2017	2016
Interest incurred	$49,652	$49,322	$46,867
Amortization of deferred debt costs	1,610	1,392	1,343
Capitalized interest	(6,222)	(3,489)	(2,527)
Total	$45,040	$47,225	$45,683
Deferred debt costs capitalized during the years ending December 31, 2018, 2017 and 2016 totaled $3.2 million, $2.6 million and $0.1 million, respectively.

6.	LEASE AGREEMENTS
Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2018, 2017, and 2016, amounted to $184.7 million, $181.1 million, and $172.4 million, respectively. Future contractual payments under noncancelable leases for years ended December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2019	$163,489
2020	146,425
2021	125,372
2022	101,778
2023	79,903
Thereafter	244,801
$861,768
The majority of the leases provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2018, 2017, and 2016, amounted to $35.5 million, $35.3 million, and $34.3 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.0 million, $1.5 million, and $1.4 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

7.	LONG-TERM LEASE OBLIGATIONS
During 2016 and 2017, the Company purchased the land underlying Olney, Beacon Center and Southdale - See Note 3. As a result, at December 31, 2018, no properties are subject to noncancelable long-term leases which apply to underlying land. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $10,500 and $159,000, for the years ended December 31, 2017 and 2016, respectively.

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
The Company’s corporate headquarters space is leased by a member of the Saul Organization. The lease commenced in March 2002, and expires in February 2022. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2018, 2017, and 2016 was $779,800, $774,700, and $843,300, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8.	EQUITY AND NONCONTROLLING INTEREST
The Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016 reflect noncontrolling interest of $12.5 million, $12.4 million, and $11.4 million, respectively, representing the Saul Organization’s share of the net income for the year.
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
At December 31, 2018, the Company had outstanding, 4.2 million depositary shares, each representing 1/100th of a share of Series C Stock. The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $345,900, $349,500, and $329,000, for 2018, 2017, and 2016, respectively. All amounts deferred by employees and contributed by the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the years ended December 31, 2018, 2017, and 2016, the Company contributed three times the amount deferred by employees. The Company’s expense, included in

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

general and administrative expense, totaled $282,500, $228,500, and $250,800, for the years ended December 31, 2018, 2017, and 2016, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $2.7 million and $2.4 million, at December 31, 2018 and 2017, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2018, 2017, and 2016, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $8.4 million, $8.1 million, and $7.2 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2018 and 2017, accounts payable, accrued expenses and other liabilities included $933,400 and $993,200, respectively, representing billings due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company has entered into a shared third-party predevelopment cost agreement with the Saul Trust (the “Predevelopment Agreement”). The Predevelopment Agreement, which expired on December 31, 2015 and was extended to December 31, 2016, relates to the sharing of third-party predevelopment costs incurred in connection with the planning of the future redevelopment of certain adjacent real estate assets in the Twinbrook area of Rockville, Maryland. On December 8, 2016, the Company entered into a replacement agreement with the Saul Trust which extended the expiration date to December 31, 2017 and provides for automatic twelve month renewals unless either party provides notice of termination. The costs will be shared on a pro rata basis based on the acreage owned by each entity and neither party is obligated to advance funds to the other.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $407,900, $288,400, and $360,500, for the years ended December 31, 2018, 2017, and 2016, respectively.
In August 2016, the Company entered into an agreement to acquire from the Saul Trust, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The transaction closed on May 9, 2018, and the Company issued 176,680 limited partnership units to the Saul Trust. The Company intends to construct a shopping center and, upon stabilization, may be obligated to issue additional limited partnership units to the Saul Trust.

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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.
Effective April 24, 2009, the Compensation Committee granted options to purchase 32,500 shares (all nonqualified stock options) to 13 Company directors (the “2009 Options”), which were immediately exercisable and expire on April 23, 2019. The exercise price of $32.68 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2009 Options to be $222,950. Because the directors’ options vested immediately, the entire $222,950 was expensed as of the date of grant. No options were granted to the Company’s officers in 2009.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
Effective May 6, 2016, the Compensation Committee granted options to purchase 226,500 shares (24,248 incentive stock options and 202,252 nonqualified stock options) to 19 Company officers and 13 Company Directors (the “2016 options”), which expire on May 5, 2026. The officers’ 2016 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2016 Options were immediately exercisable. The exercise price of $57.74 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2016 Options to be $1.2 million, of which $1.0 million and $151,100 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $151,100 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
Effective May 5, 2017, the Compensation Committee granted options to purchase 232,500 shares (21,492 incentive stock options and 211,008 nonqualified stock options) to 20 Company officers and 11 Company Directors (the “2017 options”), which expire on May 4, 2027. The officers’ 2017 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2017 Options were immediately exercisable. The exercise price of $59.41 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2017 Options to be $1.4 million, of which $1.2 million and $165,600 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $165,600 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
Effective May 11, 2018, the Compensation Committee granted options to purchase 245,000 shares (25,914 incentive stock options and 219,086 nonqualified stock options) to 22 Company officers and 11 Company Directors (the “2018 options”), which expire on May 10, 2028. The officers’ 2018 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2018 Options were immediately exercisable. The exercise price of $49.46 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2018 Options to be $1.4 million, of which $1.2 million and $169,400 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $169,400 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.

SAUL CENTERS, INC. Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
Stock options issued
	Directors
Grant date	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	5/5/2017	5/11/2018	Subtotals
Total grant	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	27,500	27,500	320,000
Vested	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	27,500	27,500	320,000
Exercised	30,000	27,500	25,000	25,000	22,500	17,500	12,500	7,500	—	2,500	170,000
Forfeited	—	2,500	2,500	—	—	—	—	—	2,500	—	7,500
Exercisable at December 31, 2018	2,500	2,500	5,000	10,000	12,500	12,500	22,500	25,000	25,000	25,000	142,500
Remaining unexercised	2,500	2,500	5,000	10,000	12,500	12,500	22,500	25,000	25,000	25,000	142,500
Exercise price	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74	$59.41	$49.46
Volatility	0.344	0.369	0.358	0.348	0.333	0.173	0.166	0.166	0.173	0.192
Expected life (years)	6.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%	3.75%	3.45%	3.70%
Risk-free rate	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%	1.23%	1.89%	2.84%
Total value at grant date	$223	$288	$298	$257	$278	$110	$125	$151	$166	$169	$2,065
Expensed in previous years	223	288	298	257	278	110	125	—	—	—	1,579
Expensed in 2016	—	—	—	—	—	—	—	151	—	—	151
Expensed in 2017	—	—	—	—	—	—	—	—	166	—	166
Expensed in 2018	—	—	—	—	—	—	—	—	—	169	169
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	5/5/2017	5/11/2018	Subtotals		Grand Totals
Total grant	162,500	242,500	202,500	170,000	190,000	194,000	205,000	217,500	1,584,000		1,904,000
Vested	118,750	107,500	171,875	168,125	140,625	96,375	51,250	—	854,500		1,174,500
Exercised	103,750	92,455	129,375	46,126	20,625	3,750	—	—	396,081		566,081
Forfeited	43,750	135,000	30,625	1,875	3,125	1,875	—	—	216,250		223,750
Exercisable at December 31, 2018	15,000	15,045	42,500	121,999	120,000	92,625	51,250	—	458,419		600,919
Remaining unexercised	15,000	15,045	42,500	121,999	166,250	188,375	205,000	217,500	971,669		1,114,169
Exercise price	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74	$59.41	$49.46
Volatility	0.330	0.315	0.304	0.306	0.298	0.185	0.170	0.177
Expected life (years)	8.0	8.0	8.0	7.0	7.0	7.0	7.0	7.0
Assumed yield	4.81%	5.28%	5.12%	4.89%	4.94%	3.80%	3.50%	3.75%
Risk-free rate	2.75%	1.49%	1.49%	2.17%	1.89%	1.55%	2.17%	2.94%
Gross value at grant date	$1,367	$1,518	$1,401	$1,350	$1,585	$1,137	$1,324	$1,313	$10,995		$13,060
Estimated forfeitures	368	845	212	15	142	86	92	83	1,843		1,843
Expensed in previous years	999	576	762	492	240	—	—	—	3,069		4,648
Expensed in 2016	—	97	269	296	360	175	—	—	1,197		1,348
Expensed in 2017	—	—	158	295	361	263	205	—	1,282		1,448
Expensed in 2018	—	—	—	252	361	263	308	205	1,389		1,558
Future expense	—	—	—	—	121	350	719	1,025	2,215		2,215
Weighted average term of remaining future expense	2.5	years

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2018, 2017, and 2016:

	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	913,320	$52.80	833,630	$49.92	860,274	$46.58
Granted	245,000	49.46	232,500	59.41	226,500	57.74
Exercised	(39,151)	42.98	(149,060)	46.97	(246,894)	45.59
Expired/Forfeited	(5,000)	54.78	(3,750)	53.73	(6,250)	45.31
Outstanding December 31	1,114,169	52.40	913,320	52.80	833,630	49.92
Exercisable at December 31	600,919	50.93	430,945	48.94	375,255	46.68

The intrinsic value of options exercised in 2018, 2017, and 2016, was $0.5 million, $2.2 million and $3.4 million, respectively. The intrinsic value of options outstanding and exercisable at year end 2018 was $0.5 million and $0.5 million, respectively. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At December 31, 2018, the final trading day of calendar 2018, the closing price of $47.22 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2018 are 6.2 and 7.2 years, respectively.

11.     FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and floating rate debt are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, and assuming long term interest rates of approximately 4.40% and 3.90%, would be approximately $927.0 million and $951.7 million as of December 31, 2018 and 2017, respectively, compared to the principal balance of $910.2 million and $890.4 million at December 31, 2018 and 2017, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
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

(Dollars in thousands)	Year ended December 31,
	2018	2017	2016
Increase (decrease) in fair value:
Recognized in earnings	$(3)	$70	$(6)
Recognized in other comprehensive income	594	812	678
Total	$591	$882	$672
The Company carries its interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by the market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of December 31, 2018, the fair value of the interest-rate swap was approximately $0.4 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap designated as a cash flow hedge is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income.
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
The Company paid common stock distributions of $2.08 per share in 2018, $2.04 per share in 2017, and $1.84 per share in 2016, Series C preferred stock dividends of $1.72 per depositary share during each of 2018, 2017, and 2016, and Series D preferred stock dividends of $1.05 per depositary share in 2018. Of the common stock dividends paid, $1.61 per share, $1.70 per share, and $1.75 per share, represented ordinary dividend income in 2018, 2017, and 2016, respectively, and $0.47, per share $0.34 per share and $0.09 per share represented return of capital to the shareholders in 2018, 2017, and 2016, respectively. All of the preferred stock dividends paid were considered ordinary dividend income.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following summarizes distributions paid during the years ended December 31, 2018, 2017, and 2016, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
(Dollars in thousands, except per share amounts)	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shares Issued	Discounted Share Price	Limited Partnership Units Issued	Average Unit Price
Distributions during 2018
October 31	$2,953	$11,706	$4,062	216,476	$49.34	13,867	$50.20
July 31	2,953	11,590	4,055	201,500	51.68	13,107	52.60
April 30	2,672	11,545	3,942	85,202	47.54	42,422	47.83
January 31	3,824	11,465	3,922	69,750	52.71	38,037	53.03
Total 2018	$12,402	$46,306	$15,981	572,928		107,433
Distributions during 2017
October 31	$3,094	$11,221	$3,838	82,991	$59.33	15,596	$60.08
July 31	3,094	11,160	3,830	85,731	57.40	16,021	58.13
April 30	3,094	11,119	3,810	51,003	59.64	40,623	59.96
January 31	3,093	11,076	3,790	46,286	61.85	39,111	62.15
Total 2017	$12,375	$44,576	$15,268	266,011		111,351
Distributions during 2016
October 31	$3,094	$10,168	$3,478	44,176	$57.18	30,891	$57.18
July 31	3,094	10,133	3,465	39,487	65.64	26,897	65.64
April 30	3,094	10,029	3,449	48,854	51.59	34,201	51.59
January 31	3,093	9,142	3,141	54,280	49.24	32,769	49.24
Total 2016	$12,375	$39,472	$13,533	186,797		124,758
In December 2018, the Board of Directors of the Company authorized a distribution of $0.53 per common share payable in January 2019, to holders of record on January 17, 2019. As a result, $12.0 million was paid to common shareholders on January 31, 2019. Also, $4.1 million was paid to limited partnership unitholders on January 31, 2019 ($0.53 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of (a) $0.4297 per Series C depositary share and (b) $0.3828 per Series D depositary share to holders of record on January 2, 2019. As a result, $3.0 million was paid to preferred shareholders on January 15, 2019. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

14.	INTERIM RESULTS (Unaudited)
The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2018 and 2017.

(In thousands, except per share amounts)	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$56,496	$56,293	$57,059	$58,328
Operating income before loss on early extinguishment of debt, gain on casualty settlement, and noncontrolling interests	14,946	15,405	16,692	15,510
Gain on sales of properties	—	509	—	—
Net income attributable to Saul Centers, Inc.	12,587	12,543	13,155	12,269
Net income available to common stockholders	6,856	9,590	10,202	9,316
Net income available to common stockholders per diluted share	0.31	0.43	0.45	0.41

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(In thousands, except per share amounts)	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$58,466	$55,907	$56,237	$56,675
Operating income before loss on early extinguishment of debt, gain on casualty settlement, and noncontrolling interests	17,374	14,422	14,386	14,416
Gain on sales of properties	—	—	—	—
Net income attributable to Saul Centers, Inc.	13,704	11,510	11,483	11,560
Net income available to common stockholders	10,610	8,416	8,390	8,466
Net income available to common stockholders per diluted share	0.49	0.38	0.38	0.38

15.	BUSINESS SEGMENTS
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

SAUL CENTERS, INC. Notes to Consolidated Financial Statements
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2018	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$164,671	$63,233	$—	$227,904
Expenses	(34,970)	(21,293)	—	(56,263)
Income from real estate	129,701	41,940	—	171,641
Other revenue	—	—	272	272
Interest expense and amortization of deferred debt costs	—	—	(45,040)	(45,040)
General and administrative	—	—	(18,459)	(18,459)
Depreciation and amortization of deferred leasing costs	(29,251)	(16,610)	—	(45,861)
Change in fair value of derivatives	—	—	(3)	(3)
Gain on sale of property	509	—	—	509
Net income (loss)	$100,959	$25,330	$(63,230)	$63,059
Capital investment	$13,485	$115,165	$—	$128,650
Total assets	$971,321	$537,500	$18,668	$1,527,489

As of or for the year ended December 31, 2017
Real estate rental operations:
Revenue	$165,853	$61,352	$—	$227,205
Expenses	(34,675)	(20,917)	—	(55,592)
Income from real estate	131,178	40,435	—	171,613
Other revenue	—	—	80	80
Interest expense and amortization of deferred debt costs	—	—	(47,225)	(47,225)
General and administrative	—	—	(18,176)	(18,176)
Depreciation and amortization of deferred leasing costs	(29,977)	(15,717)	—	(45,694)
Change in fair value of derivatives	—	—	70	70
Net income (loss)	$101,201	$24,718	$(65,251)	$60,668
Capital investment	$90,896	$29,098	$—	$119,994
Total assets	$974,061	$438,283	$10,108	$1,422,452

As of or for the year ended December 31, 2016
Real estate rental operations:
Revenue	$160,179	$56,840	$—	$217,019
Expenses	(34,931)	(18,770)	—	(53,701)
Income from real estate	125,248	38,070	—	163,318
Other revenue	—	—	51	51
Interest expense and amortization of deferred debt costs	—	—	(45,683)	(45,683)
General and administrative	—	—	(17,496)	(17,496)
Depreciation and amortization of deferred leasing costs	(29,964)	(14,453)	—	(44,417)
Acquisition related costs	(60)	—	—	(60)
Change in fair value of derivatives	—	—	(6)	(6)
Gain on sale of property	—	1,013	—	1,013
Net income (loss)	$95,224	$24,630	$(63,134)	$56,720
Capital investment	$64,044	$27,001	$—	$91,045
Total assets	$976,545	$358,419	$8,061	$1,343,025

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

16.	Subsequent Events
The Company has reviewed operating activities for the period subsequent to December 31, 2018 and prior to the date that financial statements are issued, February 26, 2019, and determined there are no subsequent events that are required to be disclosed.

Schedule III

SAUL CENTERS, INC. Real Estate and Accumulated Depreciation December 31, 2018 (Dollars in Thousands)
		Costs										Buildings
		Capitalized	Basis at Close of Period									and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$20,391	$6,764	$24,957	$101	$31,822	$13,437	$18,385	$27,167	1994 & 2000-6	3/94	40
Ashland Square Phase I, Dumfries, VA	1,178	7,508	1,178	5,297	2,211	8,686	1,991	6,695	—	2007, 2013	12/04	20 & 50
Beacon Center, Alexandria, VA	24,161	18,466	22,674	19,934	19	42,627	14,814	27,813	38,120	1960 & 1974	1/72, 11/16	40 & 50
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623	—	22,623	10,609		3/08	—
Boca Valley Plaza, Boca Raton, FL	16,720	1,756	5,735	12,741	—	18,476	4,837	13,639	9,601		2/04	40
Boulevard, Fairfax, VA	4,883	4,676	3,687	5,872	—	9,559	3,023	6,536	16,236	1969, 1999 & 2009	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	4,169	9,789	21,417	—	31,206	8,606	22,600	12,714		4/04	40
Broadlands Village, Ashburn, VA	5,316	29,223	5,300	29,226	13	34,539	11,929	22,610	31,941	2003, 2004 & 2006	3/02	40 & 50
Burtonsville Town Square, Burtonsville, MD	74,212	4,800	28,401	49,472	1,139	79,012	2,324	76,688	38,076	2010	1/17	20 & 45
Countryside Marketplace, Sterling, VA	28,912	3,811	7,666	25,045	12	32,723	9,666	23,057	12,676		2/04	40
Cranberry Square, Westminster, MD	31,578	640	6,700	25,518	—	32,218	4,802	27,416	16,515		9/11	40
Cruse MarketPlace, Cumming, GA	12,226	521	3,901	8,846	—	12,747	3,335	9,412	—		3/04	40
Flagship Center, Rockville, MD	160	9	169	—	—	169	—	169	—	1972	1/72	—
French Market, Oklahoma City, OK	5,781	14,174	1,118	18,834	3	19,955	11,846	8,109	—	1972 & 1998	3/74	50
Germantown, Germantown, MD	2,034	567	2,034	567	—	2,601	353	2,248	—	1990	8/93	40
The Glen, Woodbridge, VA	12,918	8,192	5,300	15,810	—	21,110	9,582	11,528	22,900	1993 & 2005	6/94	40
Great Falls Center, Great Falls, VA	41,750	3,192	14,766	30,174	2	44,942	8,612	36,330	11,702		3/08	40
Hampshire Langley, Takoma, MD	3,159	3,527	1,856	4,635	195	6,686	3,805	2,881	15,345	1960	1/72	40
Hunt Club Corners, Apopka, FL	12,584	4,226	4,822	11,988	—	16,810	4,299	12,511	5,480		6/06, 12/12	40
Jamestown Place, Altamonte Springs, FL	14,055	1,861	4,455	11,461	—	15,916	3,848	12,068	6,943		11/05	40
Kentlands Square I, Gaithersburg, MD	14,379	665	5,006	9,701	337	15,044	3,966	11,078	—	2002	9/02	40
Kentlands Square II, Gaithersburg, MD	76,723	1,628	22,800	55,184	367	78,351	10,651	67,700	35,258		9/11, 9/13	40
Kentlands Place, Gaithersburg, MD	1,425	7,298	1,425	7,298	—	8,723	3,988	4,735	—	2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545	38,528	6,546	37,702	825	45,073	15,011	30,062	31,723	2006	11/02	50
Leesburg Pike Plaza, Baileys Crossroads, VA	2,418	6,262	1,132	7,548	—	8,680	6,054	2,626	14,952	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400	11,305	950	14,754	1	15,705	13,062	2,643	—	1975	12/75	40
Metro Pike Center, Rockville, MD	33,123	4,235	26,064	7,411	3,883	37,358	1,587	35,771	—		12/10	40
Shops at Monocacy, Frederick, MD	9,541	13,957	9,260	14,238	—	23,498	5,999	17,499	11,295	2004	11/03	50
Northrock, Warrenton, VA	12,686	15,414	12,686	15,408	6	28,100	4,406	23,694	14,526	2009	01/08	50
Olde Forte Village, Ft. Washington, MD	15,933	6,669	5,409	17,193	—	22,602	7,672	14,930	9,159	2004	07/03	40
Olney, Olney, MD	4,963	2,106	3,079	3,990	—	7,069	3,390	3,679	11,781	1972	11/75	40
Orchard Park, Dunwoody, GA	19,377	1,029	7,751	12,655	—	20,406	3,802	16,604	9,728		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	1,938	5,739	14,564	—	20,303	5,088	15,215	7,766		3/05	40
Ravenwood, Baltimore, MD	1,245	4,193	703	4,735	—	5,438	3,171	2,267	14,086	1959 & 2006	1/72	40
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	26,561	24	22,113	4,472	—	26,585	918	25,667	—		10/10 12/12	40
1500/1580/1582/1584 Rockville Pike, Rockville, MD	51,149	2,238	43,863	7,483	2,041	53,387	6,121	47,266	—		12/12, 1/14, 4/14, 12/14	5, 10, 5, 4
Seabreeze Plaza, Palm Harbor, FL	24,526	2,315	8,665	18,176	—	26,841	6,169	20,672	15,547		11/05	40
Market Place at Sea Colony, Bethany Beach, DE	2,920	209	1,147	1,982	—	3,129	556	2,573	—		3/08	40
Seven Corners, Falls Church, VA	4,848	44,101	4,913	43,971	65	48,949	29,867	19,082	62,630	1956 & 1997	7/73	40
Severna Park Marketplace, Severna Park, MD	63,254	512	12,700	51,066	—	63,766	9,233	54,533	30,888		9/11	40
Shops at Fairfax, Fairfax, VA	2,708	9,969	992	11,685	—	12,677	8,343	4,334	10,824	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	8,218	6,402	19,629	6	26,037	8,087	17,950	—		1/06	40
Southdale, Glen Burnie, MD	18,895	24,825	15,254	28,465	1	43,720	21,947	21,773	—	1962 & 1986	1/72	40
Southside Plaza, Richmond, VA	6,728	10,998	1,878	15,848	—	17,726	12,466	5,260	—	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	4,417	703	6,188	—	6,891	4,942	1,949	—	1970	2/76	40
Thruway, Winston-Salem, NC	7,848	25,568	7,693	25,679	44	33,416	17,777	15,639	36,711	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	2,501	7,851	11,152	—	19,003	6,995	12,008	13,014	1990	8/93	40
Westview Village, Frederick, MD	6,047	25,265	6,047	25,262	3	31,312	8,590	22,722	—	2009	11/07, 02/15	50
White Oak, Silver Spring, MD	6,277	5,387	4,649	6,837	178	11,664	6,169	5,495	23,198	1958 & 1967	1/72	40
Other Buildings / Improvements		179		179	—	179	99	80	—
Total Shopping Centers	832,397	413,662	412,358	822,249	11,452	1,246,059	357,235	888,824	629,111

Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	31,401	3,756	49,104	—	52,860	37,712	15,148	27,222	1981-2000	12/84	35 & 40
Clarendon Center, Arlington, VA (1)	12,753	186,038	16,287	182,504	—	198,791	41,919	156,872	102,310	2010	7/73, 1/96 & 4/02	50
Park Van Ness, Washington, DC	2,242	91,690	2,242	91,690	—	93,932	7,778	86,154	69,691	2016	7/73 & 2/11	50
601 Pennsylvania Ave., Washington, DC	5,479	68,712	5,667	68,524	—	74,191	54,652	19,539	—	1986	7/73	35
Washington Square, Alexandria, VA	2,034	56,734	544	58,224	—	58,768	26,127	32,641	58,523	2000	7/73	50
7316 Wisconsin Avenue	39,641	934	38,662	980	933	40,575	95	40,480	—	1969	9/18 & 12/18	2
Total Mixed-Use Properties	83,608	435,509	67,158	451,026	933	519,117	168,283	350,834	257,746

Development Land
Ashbrook Marketplace, Ashburn, VA	8,938	2,186	—	—	11,124	11,124	—	11,124	—		5/18
Ashland Square Phase II, Manassas, VA	5,292	2,023	7,028	—	287	7,315	—	7,315	—		12/04
New Market, New Market, MD	2,088	286	2,374	—	—	2,374	—	2,374	—		9/05
North Glebe Road, Arlington, VA	52,067	110,109	—	—	162,176	162,176	—	162,176	23,332	—	8/14-8/16
Total Development Land	68,385	114,604	9,402	—	173,587	182,989	—	182,989	23,332
Total	$984,390	$963,775	$488,918	$1,273,275	$185,972	$1,948,165	$525,518	$1,422,647	$910,189

(1)	Includes the North and South Blocks and Residential

Schedule III
SAUL CENTERS, INC.
Real Estate and Accumulated Depreciation
December 31, 2018

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
of the improvements
The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.35 billion at December 31, 2018. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.
The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2018 are summarized as follows:

(In thousands)	2018	2017	2016
Total real estate investments:
Balance, beginning of year	$1,803,200	$1,700,813	$1,622,710
Acquisitions	48,579	77,258	48,123
Improvements	98,917	42,640	35,826
Retirements	(2,531)	(17,511)	(5,846)
Balance, end of year	$1,948,165	$1,803,200	$1,700,813
Total accumulated depreciation:
Balance, beginning of year	$488,166	$458,279	$425,370
Depreciation expense	39,768	40,197	38,755
Retirements	(2,416)	(10,310)	(5,846)
Balance, end of year	$525,518	$488,166	$458,279