Form 10-Q
period 2019-03-31
SAUL CENTERS INC
filed 2019-05-02
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES   ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES   ☒    NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $0.01 par value 6.875% Series C Preferred Stock, $0.01 par value 6.125% Series D Preferred Stock, $0.01 par value	Name of exchange on which registered: New York Stock Exchange New York Stock Exchange New York Stock Exchange	Trading symbol: BFS BFS/PRC BFS/PRD
Number of shares of common stock, par value $0.01 per share outstanding as of April 30, 2019: 22.8 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	March 31, 2019	December 31, 2018
Assets
Real estate investments
Land	$488,942	$488,918
Buildings and equipment	1,275,927	1,273,275
Construction in progress	216,545	185,972
	1,981,414	1,948,165
Accumulated depreciation	(535,269)	(525,518)
	1,446,145	1,422,647
Cash and cash equivalents	11,456	14,578
Accounts receivable and accrued income, net	51,603	53,876
Deferred leasing costs, net	26,967	28,083
Prepaid expenses, net	4,064	5,175
Other assets	5,593	3,130
Total assets	$1,545,828	$1,527,489
Liabilities
Notes payable	$873,143	$880,271
Revolving credit facility payable	38,465	45,329
Term loan facility payable	74,616	74,591
Construction loan payable	36,897	21,655
Dividends and distributions payable	19,224	19,153
Accounts payable, accrued expenses and other liabilities	47,671	32,419
Deferred income	25,481	28,851
Total liabilities	1,115,497	1,102,269
Equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 42,000 shares issued and outstanding	105,000	105,000
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 22,860,039 and 22,739,207 shares issued and outstanding, respectively	229	227
Additional paid-in capital	391,122	384,533
Distributions in excess of accumulated earnings	(210,207)	(208,593)
Accumulated other comprehensive loss	(289)	(255)
Total Saul Centers, Inc. equity	360,855	355,912
Noncontrolling interest	69,476	69,308
Total equity	430,331	425,220
Total liabilities and equity	$1,545,828	$1,527,489
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2019	2018
Revenue
Rental Revenue	$56,803	$54,990
Other	2,947	1,118
Total revenue	59,750	56,108
Expenses
Property operating expenses	8,001	7,123
Real estate taxes	7,148	6,845
Interest expense, net and amortization of deferred debt costs	11,067	11,424
Depreciation and amortization of deferred leasing costs	11,643	11,349
General and administrative	4,814	4,420
Total expenses	42,673	41,161
Net Income	17,077	14,947
Noncontrolling interests
Income attributable to noncontrolling interests	(3,630)	(2,359)
Net income attributable to Saul Centers, Inc.	13,447	12,588
Extinguishment of issuance costs upon redemption of preferred shares	—	(2,328)
Preferred stock dividends	(2,953)	(3,403)
Net income available to common stockholders	$10,494	$6,857
Per share net income available to common stockholders
Basic and diluted	$0.46	$0.31
Dividends declared per common share outstanding	$0.53	$0.52
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Net income	$17,077	$14,947
Other comprehensive income
Change in unrealized loss on cash flow hedge	(46)	389
Total comprehensive income	17,031	15,336
Comprehensive income attributable to noncontrolling interests	(3,618)	(2,459)
Total comprehensive income attributable to Saul Centers, Inc.	13,413	12,877
Extinguishment of issuance costs upon redemption of preferred shares	—	(2,328)
Preferred stock dividends	(2,953)	(3,403)
Total comprehensive income available to common stockholders	$10,460	$7,146
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2017	$180,000	$221	$352,590	$(197,710)	$(696)	$334,405	$58,698	$393,103
Issuance of 30,000 shares of Series D Cumulative preferred stock	75,000	—	(2,631)	—	—	72,369	—	72,369
Redemption of 30,000 shares of Series C Cumulative preferred stock	(75,000)	—	2,311	(2,328)	—	(75,017)	—	(75,017)
Issuance of shares of common stock:
69,750 shares pursuant to dividend reinvestment plan	—	1	3,676	—	—	3,677	—	3,677
8,088 shares due to exercise of employee stock options and issuance of directors’ deferred shares	—	—	769	—	—	769	—	769
Issuance of 38,037 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	2,017	2,017
Net income	—	—	—	12,588	—	12,588	2,359	14,947
Change in unrealized loss on cash flow hedge	—	—	—	—	289	289	100	389
Series C preferred stock distributions	—	—	—	(730)	—	(730)	—	(730)
Distributions payable on Series C preferred stock ($42.97/share)	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Distributions payable on Series D preferred stock ($28.92/share)	—	—	—	(868)	—	(868)	—	(868)
Distributions payable common stock ($0.52/share) and distributions payable partnership units ($0.52/unit)	—	—	—	(11,552)	—	(11,552)	(3,942)	(15,494)
Balance, March 31, 2018	$180,000	$222	$356,715	$(202,405)	$(407)	$334,125	$59,232	$393,357

Balance, December 31, 2018	$180,000	$227	$384,533	$(208,593)	$(255)	$355,912	$69,308	$425,220
Issuance of common stock:
120,347 shares pursuant to dividend reinvestment plan	—	1	6,170	—	—	6,171	—	6,171
485 shares due to exercise of employee stock options, director share grant and issuance of directors’ deferred shares	—	1	419	—	—	420	—	420
Issuance of 13,742 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	705	705
Net income	—	—	—	13,447	—	13,447	3,630	17,077
Change in unrealized loss on cash flow hedge	—	—	—	—	(34)	(34)	(12)	(46)
Distributions payable on Series C preferred stock ($42.97/share)	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Distributions payable on Series D preferred stock ($38.28/share)	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,108)	—	(12,108)	(4,155)	(16,263)
Balance, March 31, 2019	$180,000	$229	$391,122	$(210,207)	$(289)	$360,855	$69,476	$430,331
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$17,077	$14,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	11,643	11,349
Amortization of deferred debt costs	384	470
Compensation costs of stock grants and options	419	449
Credit losses on operating lease receivables	238	286
Increase in accounts receivable and accrued income	2,035	2,950
Additions to deferred leasing costs	(554)	(1,046)
Decrease in prepaid expenses	1,111	1,163
Increase in other assets	(2,500)	(5,165)
Increase in accounts payable, accrued expenses and other liabilities	5,158	1,863
Decrease in deferred income	(3,370)	(1,479)
Net cash provided by operating activities	31,641	25,787
Cash flows from investing activities:
Acquisitions of real estate investments	(24)	—
Additions to real estate investments	(2,874)	(3,483)
Additions to development and redevelopment projects	(20,525)	(13,240)
Net cash used in investing activities	(23,423)	(16,723)
Cash flows from financing activities:
Proceeds from notes payable	22,100	—
Repayments on notes payable	(29,030)	(21,522)
Proceeds from term loan facility	—	75,000
Proceeds from revolving credit facility	19,000	34,000
Repayments on revolving credit facility	(26,000)	(80,000)
Proceeds from construction loan	15,217	—
Additions to deferred debt costs	(397)	(2,578)
Proceeds from the issuance of:
Common stock	6,171	3,997
Partnership units	705	2,017
Series D preferred stock	—	72,369
Series C preferred stock redemption payment	—	(75,000)
Preferred stock redemption costs	—	(13)
Distributions to:
Series C preferred stockholders	(1,805)	(3,823)
Series D preferred stockholders	(1,148)	—
Common stockholders	(12,005)	(11,518)
Noncontrolling interests	(4,148)	(3,922)
Net cash provided by financing activities	(11,340)	(10,993)
Net decrease in cash and cash equivalents	(3,122)	(1,929)
Cash and cash equivalents, beginning of period	14,578	10,908
Cash and cash equivalents, end of period	$11,456	$8,979
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,647	$11,228
Increase in accrued real estate investments and development costs	$10,048	$1,438

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure
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
The following table lists the significant properties acquired and in development since December 31, 2017.

Name of Property	Location	Type	Year of Acquisition/ Development/Disposition
Acquisitions
7316 Wisconsin Avenue	Bethesda, MD	Mixed-Use	2018
Developments
750 N. Glebe Road	Arlington, VA	Mixed-Use	2017 - 2019
Ashbrook Marketplace	Ashburn, VA	Shopping Center	2018
As of March 31, 2019, the Company’s properties (the “Current Portfolio Properties”) consisted of 49 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of March 31, 2019, 32 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. One tenant individually accounted for 2.5% or more of the Company’s total revenue for the three months ended March 31, 2019. Giant Food, a tenant at ten Shopping Centers individually accounted for 4.6% of the Company's total revenue for the three months ended March 31, 2019.

Notes to Consolidated Financial Statements (Unaudited)

Principles of Consolidation
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of March 31, 2019 and December 31, 2018, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity ("VIE") because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the rights to absorb 74.4% of its net income. Because the Operating Partnership was previously consolidated into the financial statements of the Company, classification of it as a VIE had no impact on the consolidated financial statements of the Company.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2018, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of their respective leases. Lease related receivables are reduced for credit losses. Such losses are recognized as a reduction of rental revenue in the consolidated statements of operations.
In addition to rents due currently, accounts receivable includes approximately $43.2 million and $43.3 million, at March 31, 2019 and December 31, 2018, respectively, net of allowance for doubtful accounts totaling $30,800 and $58,500, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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

Notes to Consolidated Financial Statements (Unaudited)

The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of March 31, 2019, the Company had no assets designated as held-for-sale.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of March 31, 2019 and December 31, 2018, is composed of the following:

(in thousands)	March 31, 2019	December 31, 2018
Glebe Road	$189,211	$162,176
Ashbrook Marketplace	13,068	11,124
Other	14,266	12,672
Total	$216,545	$185,972
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the credit facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $10.4 million and $10.3 million, net of accumulated amortization of $7.0 million and $7.3 million, at March 31, 2019 and December 31, 2018, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases, amounts attributed to in-place leases associated with acquired properties and lease inducement costs. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Effective with the adoption of ASU 2016-02 (defined below) on January 1, 2019, all costs incurred prior to the execution of a lease are charged to expense and not capitalized. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $27.0 million and $28.1 million, net of accumulated amortization of $38.6 million and $37.7 million, as of March 31, 2019 and December 31, 2018, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $1.6 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the three months ended March 31, 2019 and 2018.
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
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $2.1 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $10.0 million and $9.9 million for the three months ended March 31, 2019 and 2018, respectively. Repairs and maintenance expense totaled $3.7 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
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

Notes to Consolidated Financial Statements (Unaudited)

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
The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the “Stock Plan”). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the three months ended March 31, 2019, 1,617 shares were credited to director's deferred fee accounts and 6,565 shares were issued. As of March 31, 2019, the director's deferred fee accounts comprise 109,696 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interests
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.4% common interest as of March 31, 2019. Noncontrolling interests in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interests reflected on the accompanying consolidated balance sheets is increased for earnings attributable to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interests reflected on the consolidated statements of operations represents earnings attributable to limited partnership interests.
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

	Three months ended March 31,
(In thousands)	2019	2018
Weighted average common stock outstanding-Basic	22,820	22,178
Effect of dilutive options	43	40
Weighted average common stock outstanding-Diluted	22,863	22,218
Non-dilutive options	438	446
Years non-dilutive options were issued	2016 and 2017	2016 and 2017

Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update (‘‘ASU’’) 2016-02, ‘‘Leases’’ (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, interim periods within those years, and requires a modified retrospective transition approach for all leases existing at the date of initial application, with an option to use certain practical expedients for those existing leases. Upon adoption of ASU 2016-02 effective January 1, 2019, we elected the practical expedient for all leases with respect to lease identification, lease classification, and initial direct costs. We made a policy election not to separate lease and nonlease components and have accounted for each lease component and the related nonlease components together as a single component. There have been no significant changes to our lessor accounting for operating leases as a result of ASU 2016-02.
We lease shopping centers and mixed-use properties to lessees in exchange for monthly payments that cover rent, and where applicable, reimbursement for property taxes, insurance and certain property operating expenses. Our leases were determined to be operating leases and generally range in term from one to 15 years.
Some of our leases have termination options and/or extension options. Termination options allow the lessee to terminate the lease prior to the end of the lease term, provided certain conditions are met. Termination options generally require advance notification from the lessee and payment of a termination fee. Termination fees are recognized as revenue over the modified lease term. Extension options are subject to terms and conditions stated in the lease.
On January 1, 2019, a right of use asset and corresponding lease liability related to our headquarters lease were recorded in other assets and other liabilities, respectively. The lease expires on February 28, 2022, with one option to renew for an additional five years. The right of use asset and corresponding lease liability totaled $2.1 million and $2.2 million, respectively, at March 31, 2019.
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
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging” (“ASU 2017-12”). ASU 2017-12 amends financial reporting for hedging activities to better align that reporting with risk management activities. ASU 2017-12 expands and refines hedge accounting for both financial and nonfinancial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Effective with the adoption of ASU 2017-12 on January 1, 2019, changes in the fair value of the Company’s interest rate swap related to changes in the cash flow of the hedged item are reported as a component of interest expense and amortization of deferred debt costs in the Statements of Operations.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the three months ended March 31, 2019.

3.	Real Estate Transactions

Acquisitions
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
7316 Wisconsin Avenue
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. In December 2018, the Company

Notes to Consolidated Financial Statements (Unaudited)

purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The purchase price was funded through the Company's revolving credit facility.
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

(in thousands)	Ashbrook Marketplace	7316 Wisconsin Avenue	Total
Land	$8,776	$38,686	$47,462
Buildings	—	979	979
In-place Leases	—	886	886
Above Market Rent	—	168	168
Below Market Rent	—	(21)	(21)
Total Purchase Price	$8,776	$40,698	$49,474

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of March 31, 2019, the Saul Organization holds a 25.6% limited partnership interest in the Operating Partnership represented by approximately 7.8 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company's Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of March 31, 2019, approximately 900,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.6% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended March 31, 2019 and 2018, were approximately 30.7 million and 29.8 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $1.0 billion at March 31, 2019, of which approximately $918.5 million was fixed-rate debt and approximately $115.0 million was variable rate debt, including
$40.0 million outstanding under an unsecured revolving credit facility and $75.0 million outstanding under a term loan credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.1 billion as of March 31, 2019.
At March 31, 2019, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of March 31, 2019, the applicable spread for borrowings is 135 basis points under the revolving credit facility and 130 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. As of March 31, 2019, based on the value of the Company’s unencumbered properties, approximately $230.5 million was available under the revolving credit facility, $40.0 million was outstanding and approximately $185,000 was committed for letters of credit.
On January 4, 2019, the Company repaid in full the remaining balance of the mortgage loan secured by Countryside Marketplace, which was scheduled to mature in July 2019.

Notes to Consolidated Financial Statements (Unaudited)

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
Saul Centers is a guarantor of the credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness loan (approximately $10.0 million of the $69.3 million outstanding balance at March 31, 2019, which guarantee will be reduced to (i) $6.7 million on October 1, 2019, (ii) $3.3 million on October 1, 2020 and (iii) zero on October 1, 2021), (b) a portion of the Kentlands Square II mortgage loan (approximately $8.7 million of the $34.9 million outstanding balance at March 31, 2019), and (c) a portion of the Broadlands Village mortgage (approximately $4.0 million of the $31.8 million outstanding balance at March 31, 2019). All other notes payable are non-recourse.
At December 31, 2018, the principal amount of the Company’s outstanding debt totaled approximately $1.0 billion, of which $910.2 million was fixed rate debt and $122.0 million was variable rate debt, including $47.0 million outstanding under an unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.1 billion as of December 31, 2018.
At March 31, 2019, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2019	$12,060		$22,312	$34,372
2020	61,163		28,538	89,701
2021	11,012		28,335	39,347
2022	76,502	(a)	28,925	105,427
2023	84,225		29,316	113,541
2024	66,637		27,882	94,519
Thereafter	440,667		115,901	556,568
Principal amount	$752,266		$281,209	1,033,475
Unamortized deferred debt costs				10,354
Net				$1,023,121
(a) Includes $40.0 million outstanding under the revolving credit facility.
Interest expense, net and amortization of deferred debt costs for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Interest incurred	$12,881	$12,200
Amortization of deferred debt costs	384	470
Capitalized interest	(2,146)	(1,144)
Interest expense	11,119	11,526
Less: Interest income	52	102
Interest expense, net	$11,067	$11,424

Notes to Consolidated Financial Statements (Unaudited)

6.	Equity
The consolidated statements of operations for the three months ended March 31, 2019 and 2018, reflect noncontrolling interests of $3.6 million and $2.4 million, respectively, representing income attributable to the Saul Organization for each period.
At March 31, 2019, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At March 31, 2019, the Company had outstanding 4.2 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Stock”). The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $96,500 and $90,700 for the three months ended March 31, 2019 and 2018, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2019 and 2018, the Company credited to employee accounts $56,500 and $46,900, respectively, which is the sum of accrued earnings and three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $2.8 million and $2.7 million, at March 31, 2019 and December 31, 2018, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2019 and 2018, which included rental expense for the Company’s headquarters lease, totaled approximately $2.2 million and $2.0 million, net,

Notes to Consolidated Financial Statements (Unaudited)

respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2019 and December 31, 2018, accounts payable, accrued expenses and other liabilities included approximately $754,400 and $933,400, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, expires in 2022, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $193,900 and $195,100 for the three months ended March 31, 2019 and 2018, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $73,400 and $84,100 for the three months ended March 31, 2019 and 2018, respectively.

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
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three months ended March 31, 2019.

Notes to Consolidated Financial Statements (Unaudited)

	Directors
Grant date	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	5/5/2017	5/11/2018	Subtotals
Total grant	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	27,500	27,500	320,000
Vested	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	27,500	27,500	320,000
Exercised	30,000	27,500	25,000	25,000	22,500	17,500	12,500	7,500	—	2,500	170,000
Forfeited	—	2,500	2,500	—	—	—	2,500	2,500	5,000	—	15,000
Exercisable at March 31, 2019	2,500	2,500	5,000	10,000	12,500	12,500	20,000	22,500	22,500	25,000	135,000
Remaining unexercised	2,500	2,500	5,000	10,000	12,500	12,500	20,000	22,500	22,500	25,000	135,000
Exercise price	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74	$59.41	$49.46
Volatility	0.344	0.369	0.358	0.348	0.333	0.173	0.166	0.166	0.173	0.192
Expected life (years)	6.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%	3.75%	3.45%	3.70%
Risk-free rate	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%	1.23%	1.89%	2.84%
Total value at grant date	$222,950	$287,950	$297,375	$257,250	$278,250	$109,500	$125,300	$151,125	$165,550	$169,400	$2,064,650
Expensed in previous years	222,950	287,950	297,375	257,250	278,250	109,500	125,300	151,125	165,550	169,400	2,064,650
Expensed in 2019	—	—	—	—	—	—	—	—	—	—	—
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	5/5/2017	5/11/2018	Subtotal		Grand Totals
Total grant	162,500	242,500	202,500	170,000	190,000	194,000	205,000	217,500	1,584,000		1,904,000
Vested	118,750	107,500	171,875	168,125	140,625	96,375	51,250	—	854,500		1,174,500
Exercised	103,750	92,455	129,375	46,126	20,625	3,750	—	—	396,081		566,081
Forfeited	43,750	135,000	30,625	1,875	3,125	1,875	—	—	216,250		231,250
Exercisable at March 31, 2019	15,000	15,045	42,500	121,999	120,000	92,625	51,250	—	458,419		593,419
Remaining unexercised	15,000	15,045	42,500	121,999	166,250	188,375	205,000	217,500	971,669		1,106,669
Exercise price	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74	$59.41	$49.46
Volatility	0.330	0.315	0.304	0.306	0.298	0.185	0.170	0.177
Expected life (years)	8.0	8.0	8.0	7.0	7.0	7.0	7.0	7.0
Assumed yield	4.81%	5.28%	5.12%	4.89%	4.94%	3.80%	3.50%	3.75%
Risk-free rate	2.75%	1.49%	1.49%	2.17%	1.89%	1.55%	2.17%	2.94%
Gross value at grant date	$1,366,625	$1,518,050	$1,401,300	$1,349,800	$1,584,600	$1,136,840	$1,324,300	$1,313,700	$10,995,215		$13,059,865
Estimated forfeitures	367,937	845,100	211,925	14,887	26,062	86,628	91,642	83,157	1,727,338		1,727,338
Expensed in previous years	998,688	672,950	1,189,375	1,334,913	1,322,596	700,128	513,600	205,088	6,937,338		9,001,988
Expensed in 2019	—	—	—	—	176,957	65,637	77,040	76,908	396,542		396,542
Future expense	—	—	—	—	58,985	284,447	642,018	948,547	1,933,997		1,933,997
Weighted average term of remaining future expense (in years)	2.4

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,114,169	$52.40	$543,662
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	(7,500)	56.07
Outstanding at March 31	1,106,669	52.38	2,056,820
Exercisable at March 31	593,419	50.86	1,627,519
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At March 29, 2019, the final trading day of the first quarter, the closing share price of $51.37 was lower than the exercise price of the 210,875 and 227,500 outstanding options granted in 2016 and 2017, respectively. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.0 years and 6.0 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 4.05% and 4.40%, would be approximately $946.1 million and $927.0 million, respectively, compared to the principal balance of $918.5 million and $910.2 million at March 31, 2019 and December 31, 2018, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of March 31, 2019, the fair value of the interest-rate swap was approximately $0.4 million and is included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets. The decrease in value from inception of the swap is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.

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
The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income and cash flows from real estate of the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a range of tenants, the types of services provided to them are similar within each segment. The properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2019 presentation.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended March 31, 2019
Real estate rental operations:
Revenue	$43,159	$16,591	$—	$59,750
Expenses	(9,688)	(5,461)	—	(15,149)
Income from real estate	33,471	11,130	—	44,601
Interest expense, net and amortization of deferred debt costs	—	—	(11,067)	(11,067)
Depreciation and amortization of deferred leasing costs	(7,282)	(4,361)	—	(11,643)
General and administrative	—	—	(4,814)	(4,814)
Net income (loss)	$26,189	$6,769	$(15,881)	$17,077
Capital investment	$4,613	$18,810	$—	$23,423
Total assets	$968,674	$566,163	$10,991	$1,545,828

Three months ended March 31, 2018
Real estate rental operations:
Revenue	$40,924	$15,184	$—	$56,108
Expenses	(8,877)	(5,091)	—	(13,968)
Income from real estate	32,047	10,093	—	42,140
Interest expense and amortization of deferred debt costs	—	—	(11,424)	(11,424)
Depreciation and amortization of deferred leasing costs	(7,298)	(4,051)	—	(11,349)
General and administrative	—	—	(4,420)	(4,420)
Net income (loss)	$24,749	$6,042	$(15,844)	$14,947
Capital investment	$3,260	$13,463	$—	$16,723
Total assets	$971,596	$448,970	$8,581	$1,429,147

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to March 31, 2019 and determined there are no subsequent events required to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2018. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.
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

•	such other risks as described in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2018.
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2019.
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
The recent period of economic expansion has now run in excess of five years. While economic conditions within the local Washington, DC metropolitan area have remained relatively stable, issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our shopping centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  The Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 95.7% at March 31, 2019, compared to 94.1% at March 31, 2018.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of March 31, 2019, amortizing fixed-rate debt with staggered maturities from 2019 to 2035 represented approximately 88.9% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of March 31, 2019, the Company’s variable-rate debt consisted of $115.0 million outstanding under the credit facility. As of March 31, 2019, the Company has availability of approximately $230.5 million under its $325.0 million unsecured revolving credit facility.
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

	Three months ended March 31,
	2019	2018	2017	2016	2015
Base rent	$20.08	$20.26	$18.91	$18.71	$18.37
Effective rent	$18.14	$18.33	$17.12	$16.86	$16.74

Recent Developments
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space on 2.8 acres of land. Construction is complete on the three level below grade parking structure. Concrete work is substantially complete and pre-cast facade panels, masonry and windows are being installed. Interior framing, electrical, plumbing and HVAC work continues. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, a portion of which will be financed with a $157.0 million construction-to-permanent loan. Costs incurred through March 31, 2019 total approximately $189.2 million, of which $38.5 million has been financed by the loan. Leases have been executed for a 41,500 square foot Target and 11,000 square feet of retail shop space, resulting in approximately 88% of the planned retail space being leased.
Albertson's/Safeway is currently a tenant at seven of the Company's shopping centers, two locations of which are subleased to other grocers. In February 2017, the Company terminated the lease with Albertson's/Safeway at Broadlands Village. The Company executed a lease with Aldi Food Market for 20,000 square feet of this space, which opened in November 2017, and has executed a lease with LA Fitness for substantially all of the remaining space. The fitness center is projected to open for business during the fourth quarter of 2019.

In the fourth quarter of 2018, the Company substantially completed construction of the shell of a 16,000 square foot small shop expansion at Burtonsville Town Square and construction of interior improvements is underway. Delivery of the first leased tenant spaces occurred in late 2018, and tenant openings began in the first quarter of 2019. The total development cost is expected to be approximately $5.7 million. Leases have been executed for approximately 55% of the space and the Company has prospects for the remaining portion. In addition, a lease has been executed with Taco Bell who will construct a free-standing building on a pad site within the property.
During the three months ended June 30, 2017, the Company executed a termination agreement with Kmart at Kentlands Square II. In September 2018, the Company executed a lease with At Home for all of the space, which opened for business in January 2019.
In May 2018, the Company acquired from the Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company has received site plan approval for an approximately 88,000 square foot neighborhood shopping center. A 29,000 square foot anchor grocery store lease has been executed with Lidl and, including executed pad and shop space leases, overall pre-leasing totals approximately 50% of the planned space. In addition, lease negotiations are in progress for approximately 10,400 square feet of the remaining planned pad building and small shop space. Site work commenced in November 2018, shop space construction is underway and the grocer commenced construction in the second quarter of 2019. The shopping center is scheduled to open in early 2020. After construction of the shopping center and upon stabilization, the Company may be obligated to issue additional limited partnership units to the Trust.
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The Company has completed schematic design plans for the combined property for the mixed-use development of up to 365 apartment units and 10,000 square feet of retail space. The purchase price was funded through the Company's revolving credit facility.
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

Results of Operations
Three months ended March 31, 2019 (the "2019 Quarter") compared to the three months ended March 31, 2018 (the "2018 Quarter")
Revenue

	Three months ended March 31,		2018 to 2019 Change
(Dollars in thousands)	2019	2018	Amount	Percent
Base rent	$46,610	$45,867	$743	1.6%
Expense recoveries	9,811	8,771	1,040	11.9%
Percentage rent	284	418	(134)	(32.1)%
Other property revenue	336	220	116	52.7%
Credit losses on operating lease receivables	(238)	(286)	48	(16.8)%
Rental revenue	56,803	54,990	1,813	3.3%
Other revenue	2,947	1,118	1,829	163.6%
Total revenue	$59,750	$56,108	$3,642	6.5%
Base rent includes $(215,900) and $(145,600) for the 2019 Quarter and 2018 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $360,100 and $412,400, for the 2019 Quarter and 2018 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 6.5% in the 2019 Quarter compared to the 2018 Quarter primarily due to (a) a $1.8 million increase in termination fees, (b) a $1.0 million increase in expense recoveries, and (c) a 183,900 square foot increase in leased commercial space ($0.9 million) partially offset by (d) a $0.17 per square foot decrease in base rent ($0.4 million).
Expenses

	Three months ended March 31,		2018 to 2019 Change
(Dollars in thousands)	2019	2018	Amount	Percent
Property operating expenses	$8,001	$7,123	$878	12.3%
Real estate taxes	7,148	6,845	303	4.4%
Interest expense, net and amortization of deferred debt costs	11,067	11,424	(357)	(3.1)%
Depreciation and amortization of deferred leasing costs	11,643	11,349	294	2.6%
General and administrative	4,814	4,420	394	8.9%
Total expenses	$42,673	$41,161	$1,512	3.7%
Total expenses increased 3.7% in the 2019 Quarter compared to the 2018 Quarter.
Property Operating Expenses. Property operating expenses increased 12.3% in the 2019 Quarter primarily due to (a) higher snow removal costs ($0.3 million), (b) increased repairs and maintenance costs throughout the portfolio ($0.3 million) and (c) initial direct costs related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.2 million).

Real Estate Taxes. Real estate taxes increased 4.4% in the 2019 Quarter primarily due to (a) an increase at 601 Pennsylvania Avenue ($0.1 million) and (b) small increases at several properties throughout the portfolio.
Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense decreased 3.1% in the 2019 Quarter primarily due to (a) higher capitalized interest ($1.0 million) partially offset by (b) higher interest incurred ($0.6 million).
General and Administrative. General and administrative expenses increased 8.9% primarily due to higher compensation and benefits expense related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.3 million).

Same property revenue and same property operating income
Same property revenue and same property operating income are non-GAAP financial measures of performance and improve the comparability of these measures by excluding the results of properties which were not in operation for the entirety of the comparable reporting periods.
We define same property revenue as total revenue minus the revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property operating income as net income plus (a) interest expense, net and amortization of deferred debt costs, (b) depreciation and amortization of deferred leasing costs and (c) general and administrative expenses minus (d) the operating income of properties which were not in operation for the entirety of the comparable periods.
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
The tables below provide reconciliations of total property revenue and property operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results for the three months ended March 31, 2019 and 2018 include 49 Shopping Centers and six Mixed-Used properties.

Same property revenue

(in thousands)	Three months ended March 31,
	2019	2018
Total revenue	$59,750	$56,108
Less: Acquisitions, dispositions and development properties	(889)	—
Total same property revenue	$58,861	$56,108

Shopping Centers	$43,159	$40,924
Mixed-Use properties	15,702	15,184
Total same property revenue	$58,861	$56,108

Total Shopping Center revenue	$43,159	$40,924
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center revenue	$43,159	$40,924

Total Mixed-Use property revenue	$16,591	$15,184
Less: Mixed-Use acquisitions, dispositions and development properties	(889)	—
Total same Mixed-Use revenue	$15,702	$15,184
The $2.8 million increase in same property revenue for the 2019 Quarter compared to the 2018 Quarter, was primarily due to (a) increased termination fees ($1.2 million), (b) increased expense recoveries ($1.0 million) and (c) increased base rent ($0.5 million).

Same property operating income

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income	$17,077	$14,947
Add: Interest expense, net and amortization of deferred debt costs	11,067	11,424
Add: Depreciation and amortization of deferred leasing costs	11,643	11,349
Add: General and administrative	4,814	4,420
Property operating income	44,601	42,140
Less: Acquisitions, dispositions and development properties	(628)	—
Total same property operating income	$43,973	$42,140

Shopping Centers	$33,471	$32,047
Mixed-Use properties	10,502	10,093
Total same property operating income	$43,973	$42,140

Shopping Center operating income	$33,471	$32,047
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center operating income	$33,471	$32,047

Mixed-Use property operating income	$11,130	$10,093
Less: Mixed-Use acquisitions, dispositions and development properties	(628)	—
Total same Mixed-Use property operating income	$10,502	$10,093
The $1.8 million increase in same property operating income in the 2019 Quarter compared to the 2018 Quarter was primarily due to (a) increased termination fees ($1.2 million) and (b) an increase in base rent ($0.5 million).
Liquidity and Capital Resources
Cash and cash equivalents totaled $11.5 million and $9.0 million at March 31, 2019 and 2018, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash provided by operating activities	$31,641	$25,787
Net cash used in investing activities	(23,423)	(16,723)
Net cash used in financing activities	(11,340)	(10,993)
Decrease in cash and cash equivalents	$(3,122)	$(1,929)
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $6.7 million increase in cash used in investing activities is primarily due to higher development expenditures ($7.3 million) partially offset by lower additions to real estate investments throughout the portfolio ($0.6 million).

Financing Activities
Net cash provided by (or used in) financing activities represents (a) cash received from loan proceeds and issuance of common stock, preferred stock and limited partnership units minus (b) cash used to repay and curtail loans, redeem preferred stock and pay dividends and distributions to holders of common stock, preferred stock and limited partnership units. See note 5 to the consolidated financial statements for a discussion of financing activity.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. The Company had incurred costs totaling $189.2 million as of March 31, 2019. The remaining cost will be funded by a $157.0 million construction-to-permanent loan, which closed in 2017. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
Management believes that the Company’s capital resources, which at March 31, 2019 included cash balances of approximately $11.5 million and borrowing availability of approximately $230.5 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 119,215 and 67,985 shares under the DRIP at a weighted average discounted price of $51.28 and $52.71 per share, during the three months ended March 31, 2019 and 2018, respectively. The Company issued 13,742 and 38,037 limited partnership units under the DRIP at a weighted average price of $52.16 and $53.03 per unit during the three months ended March 31, 2019 and 2018, respectively. The Company also credited 1,132 and 1,765 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $51.28 and $52.71 per share, during the three months ended March 31, 2019 and 2018, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2019.

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
At March 31, 2019, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of March 31, 2019, the applicable spread for borrowings is 135 basis points under the revolving credit facility and 130 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. As of March 31, 2019, based on the value of the Company’s unencumbered properties, approximately $230.5 million was available under the revolving credit facility, $40.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of March 31, 2019, the Company was in compliance with all such covenants.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the 2019 Quarter, totaled $25.8 million, an increase of 25.3% compared to the 2018 Quarter. FFO for the 2019 Quarter increased primarily due to (a) extinguishment in 2018 of issuance costs upon redemption of preferred shares ($2.3 million), (b) higher termination fees in the core portfolio ($1.2 million), (c) the net operating income of recently acquired properties ($0.6 million), (d) lower preferred stock dividends ($0.5 million) and (e) higher base rent in the core portfolio ($0.5 million).
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
Net income	$17,077	$14,947
Add:
Real estate depreciation and amortization	11,643	11,349
FFO	28,720	26,296
Subtract:
Preferred stock dividends	(2,953)	(3,403)
Extinguishment of issuance costs upon redemption of preferred shares	—	(2,328)
FFO available to common stockholders and noncontrolling interests	$25,767	$20,565
Weighted average shares:
Diluted weighted average common stock	22,863	22,218
Convertible limited partnership units	7,835	7,567
Average shares and units used to compute FFO per share	30,698	29,785
FFO per share available to common stockholders and noncontrolling interests	$0.84	$0.69

[1]
The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding impairment charges on real estate assets and gains or losses from real estate dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what the Company believes occurs with its assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2018 and the three months ended March 31, 2019.
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2019	49	7	7,759,048	1,146,438	96.0%	90.1%
March 31, 2018	49	6	7,753,571	1,076,837	94.3%	92.5%
As of March 31, 2019, 95.2% of the Commercial portfolio was leased, compared to 94.1% at March 31, 2018. On a same property basis, 95.7% of the Commercial portfolio was leased, compared to 94.1% at March 31, 2018. As of March 31, 2019, the Residential portfolio was 99.0% leased compared to 95.9% at March 31, 2018.
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

			Average Base Rent per Square Foot
Three months ended March 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2019	436,284	70	$17.77	$17.38
2018	340,570	80	18.10	17.66
Additional information about the 2019 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	15	57
Square feet	57,921	381,822
Per square foot average annualized:
Base rent	$30.17	$16.11
Tenant improvements	(5.66)	(0.19)
Leasing costs	(0.86)	(0.08)
Rent concessions	(0.06)	(0.02)
Effective rents	$23.59	$15.82

During the three months ended March 31, 2019, the Company entered into 94 new or renewed apartment leases. The average monthly rent per square foot decreased to $3.48 from $3.50. During the three months ended March 31, 2018, the Company entered into 100 new or renewed apartment leases. The average monthly rent per square foot decreased to $3.47 from $3.50.

As of December 31, 2018, 994,236 square feet of Commercial space was subject to leases scheduled to expire in 2019. Of those leases, as of March 31, 2019, leases representing 604,417 square feet of Commercial space have not yet renewed and are scheduled to expire over the next nine months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	604,417
Average base rent per square foot	$22.38
Estimated market base rent per square foot	$22.30

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at March 31, 2019 was approximately $0.4 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of March 31, 2019, the Company had variable rate indebtedness totaling $115.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at March 31, 2019 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $1.2 million based on those balances. As of March 31, 2019, the Company had fixed-rate indebtedness totaling $918.5 million with a weighted average interest rate of 5.14%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2019 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $49.0 million less than the carrying value.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
During the quarter ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2018 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the
January 31, 2019 dividend distribution acquired 66,385 shares of common stock at a price of $51.28 per share and
13,742 limited partnership units at a price of $52.16 per unit. The limited partnership units were sold under Section 4(a)(2) of the Securities Act of 1933.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and
(v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: May 2, 2019	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: May 2, 2019	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: May 2, 2019	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)