Form 10-Q
period 2019-06-30
SAUL CENTERS INC
filed 2019-08-07
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-12254

SAUL CENTERS INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7501 Wisconsin Avenue, Bethesda, Maryland 20814
(Address of principal executive office) (Zip Code)
Registrant’s telephone number, including area code (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:	Trading symbol:
Common Stock, $0.01 par value	New York Stock Exchange	BFS
6.875% Series C Preferred Stock, $0.01 par value	New York Stock Exchange	BFS/PRC
6.125% Series D Preferred Stock, $0.01 par value	New York Stock Exchange	BFS/PRD

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of July 31, 2019: 23.0 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	June 30, 2019	December 31, 2018
Assets
Real estate investments
Land	$488,942	$488,918
Buildings and equipment	1,280,397	1,273,275
Construction in progress	249,719	185,972
	2,019,058	1,948,165
Accumulated depreciation	(544,811)	(525,518)
	1,474,247	1,422,647
Cash and cash equivalents	9,262	14,578
Accounts receivable and accrued income, net	51,602	53,876
Deferred leasing costs, net	25,525	28,083
Prepaid expenses, net	1,806	5,175
Other assets	6,720	3,130
Total assets	$1,569,162	$1,527,489
Liabilities
Notes payable	$853,627	$880,271
Term loan facility payable	74,641	74,591
Revolving credit facility payable	46,600	45,329
Construction loan payable	70,436	21,655
Dividends and distributions payable	19,313	19,153
Accounts payable, accrued expenses and other liabilities	42,287	32,419
Deferred income	25,649	28,851
Total liabilities	1,132,553	1,102,269
Equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 42,000 shares issued and outstanding	105,000	105,000
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 23,008,615 and 22,739,207 shares issued and outstanding, respectively	230	227
Additional paid-in capital	399,047	384,533
Distributions in excess of accumulated earnings	(212,109)	(208,593)
Accumulated other comprehensive loss	(384)	(255)
Total Saul Centers, Inc. equity	366,784	355,912
Noncontrolling interest	69,825	69,308
Total equity	436,609	425,220
Total liabilities and equity	$1,569,162	$1,527,489
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Rental revenue	$55,953	$54,970	$112,756	$109,960
Other	2,188	1,111	5,135	2,230
Total revenue	58,141	56,081	117,891	112,190
Expenses
Property operating expenses	7,115	6,732	15,116	13,856
Real estate taxes	6,819	6,778	13,967	13,622
Interest expense, net and amortization of deferred debt costs	10,793	11,168	21,860	22,594
Depreciation and amortization of deferred leasing costs	11,524	11,351	23,167	22,700
General and administrative	5,140	4,647	9,954	9,068
Total expenses	41,391	40,676	84,064	81,840
Change in fair value of derivatives	—	(12)	—	(12)
Gain on sale of property	—	509	—	509
Net Income	16,750	15,902	33,827	30,847
Noncontrolling interests
Income attributable to noncontrolling interests	(3,518)	(3,359)	(7,148)	(5,718)
Net income attributable to Saul Centers, Inc.	13,232	12,543	26,679	25,129
Extinguishment of issuance costs upon redemption of preferred shares	—	—	—	(2,328)
Preferred stock dividends	(2,953)	(2,953)	(5,906)	(6,356)
Net income available to common stockholders	$10,279	$9,590	$20,773	$16,445
Per share net income available to common stockholders
Basic and diluted	$0.45	$0.43	$0.91	$0.74
Dividends declared per common share outstanding	$0.53	$0.52	$1.06	$1.04
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$16,750	$15,902	$33,827	$30,847
Other comprehensive income
Change in unrealized loss on cash flow hedge	(127)	165	(173)	554
Total comprehensive income	16,623	16,067	33,654	31,401
Comprehensive income attributable to noncontrolling interests	(3,473)	(3,402)	(7,103)	(5,861)
Total comprehensive income attributable to Saul Centers, Inc.	13,150	12,665	26,551	25,540
Extinguishment of issuance costs upon redemption of preferred shares	—	—	—	(2,328)
Preferred stock dividends	(2,953)	(2,953)	(5,906)	(6,356)
Total comprehensive income available to common stockholders	$10,197	$9,712	$20,645	$16,856
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, January 1, 2019	$180,000	$227	$384,533	$(208,593)	$(255)	$355,912	$69,308	$425,220
Issuance of 120,832 shares of common stock:
120,347 shares pursuant to dividend reinvestment plan	—	1	6,170	—	—	6,171	—	6,171
485 shares due to exercise of stock options and issuance of directors’ deferred stock	—	1	419	—	—	420	—	420
Issuance of 13,742 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	705	705
Net income	—	—	—	13,447	—	13,447	3,630	17,077
Change in unrealized loss on cash flow hedge	—	—	—	—	(34)	(34)	(12)	(46)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,108)	—	(12,108)	(4,155)	(16,263)
Balance, March 31, 2019	180,000	229	391,122	(210,207)	(289)	360,855	69,476	430,331

Issuance of 148,576 shares of common stock:
99,804 shares pursuant to dividend reinvestment plan	—	1	5,127	—	—	5,128	—	5,128
48,772 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	2,798	—	—	2,798	—	2,798
Issuance of 20,041 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	1,029	1,029
Net income	—	—	—	13,232	—	13,232	3,518	16,750
Change in unrealized loss on cash flow hedge	—	—	—	—	(95)	(95)	(32)	(127)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,181)	—	(12,181)	(4,166)	(16,347)
Balance, June 30, 2019	$180,000	$230	$399,047	$(212,109)	$(384)	366,784	$69,825	$436,609

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, January 1, 2018	$180,000	$221	$352,590	$(197,710)	$(696)	$334,405	$58,698	$393,103
Issuance of 30,000 shares of Series D Cumulative preferred stock	75,000	—	(2,631)	—	—	72,369	—	72,369
Partial redemption of 30,000 shares of Series C Cumulative preferred stock	(75,000)	—	2,311	(2,328)	—	(75,017)	—	(75,017)
Issuance of common stock:
69,750 shares pursuant to dividend reinvestment plan	—	1	3,676	—	—	3,677	—	3,677
8,088 shares due to exercise of employee stock options and issuance of directors’ deferred shares	—	—	769	—	—	769	—	769
Issuance of 38,037 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	2,017	2,017
Net income	—	—	—	12,588	—	12,588	2,359	14,947
Change in unrealized loss on cash flow hedge	—	—	—	—	289	289	100	389
Preferred stock distributions:
Series C	—	—	—	(730)	—	(730)	—	(730)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $28.92 per share	—	—	—	(868)	—	(868)	—	(868)
Distributions payable common stock ($0.52/share) and distributions payable partnership units ($0.52/unit)	—	—	—	(11,552)	—	(11,552)	(3,942)	(15,494)
Balance, March 31, 2018	180,000	222	356,715	(202,405)	(407)	334,125	59,232	393,357

Issuance of common stock:
85,202 shares pursuant to dividend reinvestment plan	—	1	4,050	—	—	4,051	—	4,051
2,647 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	648	—	—	648	—	648
Issuance of 219,102 partnership units	—	—	—	—	—	—	10,805	10,805
Net income	—	—	—	12,543	—	12,543	3,359	15,902
Change in unrealized loss on cash flow hedge	—	—	—	—	122	122	43	165
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.52/share) and distributions payable partnership units ($0.52/unit)	—	—	—	(11,589)	—	(11,589)	(4,055)	(15,644)
Balance, June 30, 2018	$180,000	$223	$361,413	$(204,404)	$(285)	$336,947	$69,384	$406,331

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$33,827	$30,847
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	—	12
Gain on sale of property	—	(509)
Depreciation and amortization of deferred leasing costs	23,167	22,700
Amortization of deferred debt costs	760	847
Compensation costs of stock grants and options	1,142	1,097
Credit losses on operating lease receivables	556	429
Decrease in accounts receivable and accrued income	1,718	2,994
Additions to deferred leasing costs	(581)	(2,790)
Decrease in prepaid expenses	3,369	3,579
Increase in other assets	(3,590)	(4,536)
Increase in accounts payable, accrued expenses and other liabilities	6,666	2,511
Decrease in deferred income	(3,202)	(3,490)
Net cash provided by operating activities	63,832	53,691
Cash flows from investing activities:
Acquisitions of real estate investments (1)	(24)	(162)
Additions to real estate investments	(7,857)	(2,911)
Additions to development and redevelopment projects	(60,718)	(35,246)
Repayment of note receivable	—	1,326
Net cash used in investing activities	(68,599)	(36,993)
Cash flows from financing activities:
Proceeds from notes payable	22,100	—
Repayments on notes payable	(48,715)	(29,001)
Proceeds from term loan facility	—	75,000
Proceeds from revolving credit facility	36,000	50,000
Repayments on revolving credit facility	(35,000)	(86,000)
Proceeds from construction loan	48,731	—
Additions to deferred debt costs	(420)	(3,212)
Proceeds from the issuance of:
Common stock	13,375	8,048
Partnership units (1)	1,734	4,046
Series D preferred stock	—	72,369
Series C preferred stock redemption payment	—	(75,000)
Preferred stock redemption costs	—	(13)
Distributions to:
Series C preferred stockholders	(3,610)	(5,628)
Series D preferred stockholders	(2,296)	(868)
Common stockholders	(24,145)	(23,058)
Noncontrolling interests	(8,303)	(7,864)
Net cash used in financing activities	(549)	(21,181)
Net decrease in cash and cash equivalents	(5,316)	(4,483)
Cash and cash equivalents, beginning of period	14,578	10,908
Cash and cash equivalents, end of period	$9,262	$6,425
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,186	$22,145
Increase in accrued real estate investments and development costs	$3,029	$3,987

(1) The 2018 acquisition of real estate and proceeds from the issuance of partnership units each excludes $8,776 in connection with the acquisition of Ashbrook Marketplace in exchange for limited partnership units.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Basis of Presentation
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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of June 30, 2019, 32 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Giant Food, a tenant at ten Shopping Centers individually accounted for 4.7% of the Company's total revenue for the six months ended June 30, 2019. No other tenant individually accounted for 2.5% or more of the Company’s total revenue for the six months ended June 30, 2019.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of June 30, 2019 and December 31, 2018, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company. for the year ended December 31, 2018, which are included in its Annual Report on Form 10-K. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those instructions. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

2.	Summary of Significant Accounting Policies

Our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 have not changed significantly in amount or composition.

Notes to Consolidated Financial Statements (Unaudited)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to impairment of real estate properties. Actual results could differ from those estimates.
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of their respective leases. Lease related receivables are reduced for credit losses. Such losses are recognized as a reduction of rental revenue in the consolidated statements of operations.
In addition to rents due currently, accounts receivable includes approximately $43.2 million and $43.3 million, at June 30, 2019 and December 31, 2018, respectively, net of allowance for doubtful accounts totaling $29,600 and $58,500, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

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
On January 1, 2019, a right of use asset and corresponding lease liability related to our headquarters lease were recorded in other assets and other liabilities, respectively. The lease expires on February 28, 2022, with one option to renew for an additional five years. The right of use asset and corresponding lease liability totaled $2.0 million and $2.0 million, respectively, at June 30, 2019.
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

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the six months ended June 30, 2019.

3.	Real Estate
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of June 30, 2019 and December 31, 2018, is composed of the following:

(in thousands)	June 30, 2019	December 31, 2018
Glebe Road	$215,554	$162,176
Ashbrook Marketplace	18,272	11,124
Other	15,893	12,672
Total	$249,719	$185,972

Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party and internal leasing agents, internal costs such as payroll-related fringe benefits which are direct and incremental to successful commercial leases, amounts attributed to in-place leases associated with acquired properties and lease inducement costs. Effective with the adoption of ASU 2016-02 on January 1, 2019, all costs incurred prior to the execution of a lease are charged to expense and not capitalized. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $25.5 million and $28.1 million, net of accumulated amortization of $39.3 million and $37.7 million, as of June 30, 2019 and December 31, 2018, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $3.2 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively.
Real Estate Investment Properties
As of June 30, 2019, the Company’s properties (the “Current Portfolio Properties”) consisted of 49 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $20.0 million and $19.8 million for the six months ended June 30, 2019 and 2018, respectively. Repairs and maintenance expense totaled $6.6 million and $5.9 million for the six months ended June 30, 2019 and 2018, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.

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

Notes to Consolidated Financial Statements (Unaudited)

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

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of June 30, 2019, the Saul Organization holds a 25.6% limited partnership interest in the Operating Partnership represented by approximately 7.9 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company's Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of June 30, 2019, approximately 750,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.6% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended June 30, 2019 and 2018, were approximately 30.8 million and 30.0 million, respectively, and for the six months ended June 30, 2019 and 2018, were approximately 30.8 million and 29.9 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $1.1 billion at June 30, 2019, of which approximately $932.3 million was fixed-rate debt and approximately $123.0 million was variable rate debt, including
$48.0 million outstanding under an unsecured revolving credit facility and $75.0 million outstanding under a term loan credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.1 billion as of June 30, 2019.
At June 30, 2019, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of June 30, 2019, the applicable spread for borrowings is 135 basis points under the revolving credit facility and 130 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. As of June 30, 2019, based on the value of the Company’s unencumbered properties, approximately $253.0 million was available under the revolving credit facility, $48.0 million was outstanding and approximately $185,000 was committed for letters of credit.

Notes to Consolidated Financial Statements (Unaudited)

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
On June 3, 2019, the Company repaid in full the remaining balance of the mortgage loan secured by Briggs Chaney Marketplace, which was scheduled to mature in September 2019.
Saul Centers is a guarantor of the credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness loan (approximately $10.0 million of the $68.9 million outstanding balance at June 30, 2019, which guarantee will be reduced to (i) $6.7 million on October 1, 2019, (ii) $3.3 million on October 1, 2020 and (iii) zero on October 1, 2021), (b) a portion of the Kentlands Square II mortgage loan (approximately $8.7 million of the $34.6 million outstanding balance at June 30, 2019), and (c) a portion of the Broadlands Village mortgage (approximately $3.9 million of the $31.6 million outstanding balance at March 31, 2019). All other notes payable are non-recourse.
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
At June 30, 2019, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2019	$—		$14,675	$14,675
2020	61,163		28,537	89,700
2021	11,012		28,334	39,346
2022	84,502	(a)	28,925	113,427
2023	84,225		29,315	113,540
2024	66,640		27,894	94,534
Thereafter	474,181		115,902	590,083
Principal amount	$781,723		$273,582	1,055,305
Unamortized deferred debt costs				10,001
Net				$1,045,304

(a) Includes $48.0 million outstanding under the revolving credit facility.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the credit facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $10.0 million and $10.3 million, net of accumulated amortization of $7.2 million and $7.3 million, at June 30, 2019 and December 31, 2018, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited)

Interest expense, net and amortization of deferred debt costs for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Interest incurred	$12,988	$12,302	$25,868	$24,503
Amortization of deferred debt costs	375	377	760	847
Capitalized interest	(2,522)	(1,442)	(4,668)	(2,586)
Interest expense	10,841	11,237	21,960	22,764
Less: Interest income	48	69	100	170
Interest expense, net and amortization of deferred debt costs	$10,793	$11,168	$21,860	$22,594

6.	Equity
The consolidated statements of operations for the six months ended June 30, 2019 and 2018, reflect noncontrolling interests of $7.1 million and $5.7 million, respectively, representing income attributable to the Saul Organization for each period.
At June 30, 2019, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At June 30, 2019, the Company had outstanding 4.2 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Stock”). The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Weighted average common stock outstanding-Basic	22,939	22,260	22,879	22,219
Effect of dilutive options	55	28	50	34
Weighted average common stock outstanding-Diluted	22,994	22,288	22,929	22,253
Non-dilutive options	698	635	568	541
Years non-dilutive options were issued	2016, 2017 and 2019	2015, 2016 and 2017	2016, 2017 and 2019	2015, 2016 and 2017

Notes to Consolidated Financial Statements (Unaudited)

7.	Related Party Transactions
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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $180,100 and $176,100 for the six months ended June 30, 2019 and 2018, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the six months ended June 30, 2019 and 2018, the Company credited to employee accounts $113,200 and $98,600, respectively, which is the sum of accrued earnings and three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $2.9 million and $2.7 million, at June 30, 2019 and December 31, 2018, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2019 and 2018, which included rental expense for the Company’s headquarters lease, totaled approximately $4.4 million and $4.1 million, net, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, accounts payable, accrued expenses and other liabilities included approximately $893,900 and $933,400, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
In August 2016, the Company entered into an agreement to acquire from the Trust approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The transaction closed on May 9, 2018, and the Company issued 176,680 limited partnership units to the Trust. The Company is constructing a shopping center, Ashbrook Marketplace, and upon stabilization, may be obligated to issue additional limited partnership units to the Trust.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, expires in 2022, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $386,100 and $395,400 for the six months ended June 30, 2019 and 2018, respectively, and is included in general and administrative expense.

Notes to Consolidated Financial Statements (Unaudited)

The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $172,800 and $150,500 for the six months ended June 30, 2019 and 2018, respectively.

8.	Stock-based Employee Compensation, Stock Option Plans, and Deferred Compensation Plan for Directors
In 2004, the Company established a stock incentive plan (the "Plan"), as amended. Under the Plan, options were granted at an exercise price not less than the market value of the common stock on the date of grant and expire ten years from the date of grant. Officer options vest ratably over four years following the grant and are charged to expense using the straight-line method over the vesting period. Director options vest immediately and are charged to expense as of the date of grant.
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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to their have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the six months ended June 30, 2019, 3,271 shares were credited to director's deferred fee accounts and 6,565 shares were issued. As of June 30, 2019, the director's deferred fee accounts comprise 111,350 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
The following table summarizes the assumptions used in the valuation of the 2018 and 2019 option grants. During the six months ended June 30, 2019, stock option expense totaling $970,500 was included in general and administrative expense in the Consolidated Statements of Operations. As of June 30, 2019, the estimated future expense related to unvested stock options was $3.2 million.

	Directors		Officers
Grant date	May 11, 2018	May 3, 2019	May 11, 2018	May 3, 2019
Exercise price	$49.46	$55.71	$49.46	$55.71
Volatility	0.192	0.236	0.177	0.206
Expected life (years)	5.0	5.0	7.0	7.0
Assumed yield	3.70%	3.75%	3.75%	3.80%
Risk-free rate	2.84%	2.33%	2.94%	2.43%

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,114,169	$52.40	$543,662
Granted	260,000	55.71	—
Exercised	(46,055)	45.07	503,262
Expired/Forfeited	(7,500)	56.07	—
Outstanding at June 30	1,320,614	53.29	4,728,314
Exercisable at June 30	774,614	52.28	3,640,270

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At June 28, 2019, the final trading day of the second quarter, the closing share price of $56.13 was lower than the exercise price of the 210,875 and 227,500 outstanding options granted in 2016 and 2017, respectively. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.4 years and 6.4 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 3.75% and 4.40%, would be approximately $959.4 million and $927.0 million, respectively, compared to the principal balance of $932.3 million and $910.2 million at June 30, 2019 and December 31, 2018, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of June 30, 2019, the fair value of the interest-rate swap was approximately $0.5 million and is included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets. The decrease in value from inception of the swap is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.

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

Notes to Consolidated Financial Statements (Unaudited)

the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2019 presentation.

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended June 30, 2019
Real estate rental operations:
Revenue	$42,259	$15,882	$—	$58,141
Expenses	(8,552)	(5,382)	—	(13,934)
Income from real estate	33,707	10,500	—	44,207
Interest expense, net and amortization of deferred debt costs	—	—	(10,793)	(10,793)
Depreciation and amortization of deferred leasing costs	(7,375)	(4,149)	—	(11,524)
General and administrative	—	—	(5,140)	(5,140)
Net income (loss)	$26,332	$6,351	$(15,933)	$16,750
Capital investment	$8,967	$36,209	$—	$45,176
Total assets	$970,028	$590,294	$8,840	$1,569,162

Three months ended June 30, 2018
Real estate rental operations:
Revenue	$40,755	$15,326	$—	$56,081
Expenses	(8,481)	(5,029)	—	(13,510)
Income from real estate	32,274	10,297	—	42,571
Interest expense, net and amortization of deferred debt costs	—	—	(11,168)	(11,168)
Depreciation and amortization of deferred leasing costs	(7,333)	(4,018)	—	(11,351)
General and administrative	—	—	(4,647)	(4,647)
Change in fair value of derivatives	—	—	(12)	(12)
Gain on sale of property	509	—	—	509
Net income (loss)	$25,450	$6,279	$(15,827)	$15,902
Capital investment	$3,883	$16,387	$—	$20,270
Total assets	$804,939	$464,534	$177,009	$1,446,482

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2019
Real estate rental operations:
Revenue	$85,417	$32,474	$—	$117,891
Expenses	(18,240)	(10,843)	—	(29,083)
Income from real estate	67,177	21,631	—	88,808
Interest expense, net and amortization of deferred debt costs	—	—	(21,860)	(21,860)
Depreciation and amortization of deferred leasing costs	(14,657)	(8,510)	—	(23,167)
General and administrative	—	—	(9,954)	(9,954)
Net income (loss)	$52,520	$13,121	$(31,814)	$33,827
Capital investment	$13,580	$55,019	$—	$68,599
Total assets	$970,028	$590,294	$8,840	$1,569,162

Six months ended June 30, 2018
Real estate rental operations:
Revenue	$81,679	$30,511	$—	$112,190
Expenses	(17,357)	(10,121)	—	(27,478)
Income from real estate	64,322	20,390	—	84,712
Interest expense, net and amortization of deferred debt costs	—	—	(22,594)	(22,594)
Depreciation and amortization of deferred leasing costs	(14,631)	(8,069)	—	(22,700)
General and administrative	—	—	(9,068)	(9,068)
Change in fair value of derivatives	—	—	(12)	(12)
Gain on sale of property	509	—	—	509
Net income (loss)	$50,200	$12,321	$(31,674)	$30,847
Capital investment	$7,143	$29,850	$—	$36,993
Total assets	$804,939	$464,534	$177,009	$1,446,482

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to June 30, 2019 and determined there are no subsequent events required to be disclosed.

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
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and six months ended June 30, 2019.
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
Economic conditions within the local Washington, DC metropolitan area have remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our shopping centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  The Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 95.2% at June 30, 2019, compared to 94.0% at June 30, 2018.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of June 30, 2019, amortizing fixed-rate debt with staggered maturities from 2020 to 2035 represented approximately 88.3% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of June 30, 2019, the Company’s variable-rate debt consisted of $123.0 million outstanding under the credit facility. As of June 30, 2019, the Company has availability of approximately $253.0 million under its $325.0 million unsecured revolving credit facility.
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

	Six months ended June 30,
	2019	2018	2017	2016	2015
Base rent	$20.18	$20.27	$19.19	$18.68	$18.38
Effective rent	$18.28	$18.35	$17.37	$16.87	$16.72

Recent Developments
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space on 2.8 acres of land. Construction is complete on the three level below grade parking structure. The building exterior facade and interior drywall is nearing completion. Interior unit finishes are underway and street and courtyard site work has commenced. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, a portion of which will be financed with a $157.0 million construction-to-permanent loan. Costs incurred through June 30, 2019 total approximately $215.6 million, of which $72.1 million has been financed by the loan. Leases have been executed for a 41,500 square foot Target and 11,000 square feet of retail shop space, resulting in approximately 88% of the planned retail space being leased.
Albertson's/Safeway is currently a tenant at seven of the Company's shopping centers, two locations of which are subleased to other grocers. In February 2017, the Company terminated the lease with Albertson's/Safeway at Broadlands Village. The Company executed a lease with Aldi Food Market for 20,000 square feet of this space, which opened in November 2017, and has executed a lease with LA Fitness for substantially all of the remaining space. The fitness center is under construction and projected to open for business during the fourth quarter of 2019.

In the fourth quarter of 2018, the Company substantially completed construction of the shell of a 16,000 square foot small shop expansion at Burtonsville Town Square and construction of interior improvements is underway. Delivery of the first leased tenant spaces occurred in late 2018, and tenant openings began in the first quarter of 2019. The total development cost is expected to be approximately $5.7 million. Leases have been executed for approximately 71% of the space and the Company has prospects for the remaining portion. In addition, a lease has been executed with Taco Bell who will construct a free-standing building on a pad site within the property.
During the three months ended June 30, 2017, the Company executed a termination agreement with Kmart at Kentlands Square II. In September 2018, the Company executed a lease with At Home for all of the space, which opened for business in January 2019.
In May 2018, the Company acquired from the Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company's Ashbrook Marketplace, an approximately 83,000 square foot neighborhood shopping center, is under construction. A 29,000 square foot anchor grocery store lease has been executed with Lidl and, including executed pad and shop space leases, overall pre-leasing totals approximately 58% of the planned space. In addition, lease negotiations are in progress for approximately 23,500 square feet of the remaining planned pad building and small shop space. Grocer and small shop base building construction are projected to be completed in the fall of 2019. The shopping center is scheduled to open in early 2020. After construction of the shopping center and upon stabilization, the Company may be obligated to issue additional limited partnership units to the Trust.
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The purchase price was funded through the Company's revolving credit facility. The Company has completed schematic design plans for the combined property for the mixed-use development of up to 366 apartment units and 11,000 square feet of retail space. In July 2019, the Montgomery County Planning Commission unanimously approved the Company's site plan. Design and construction documents are being prepared.
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

Results of Operations
Three months ended June 30, 2019 (the "2019 Quarter") compared to the three months ended June 30, 2018 (the "2018 Quarter")
Revenue

	Three months ended June 30,		2018 to 2019 Change
(Dollars in thousands)	2019	2018	Amount	Percent
Base rent	$46,874	$45,943	$931	2.0%
Expense recoveries	8,677	8,601	76	0.9%
Percentage rent	330	249	81	32.5%
Other property revenue	390	320	70	21.9%
Credit losses on operating lease receivables	(318)	(143)	(175)	122.4%
Rental revenue	55,953	54,970	983	1.8%
Other revenue	2,188	1,111	1,077	96.9%
Total revenue	$58,141	$56,081	$2,060	3.7%
Base rent includes $4,300 and $(235,000) for the 2019 Quarter and 2018 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $367,500 and $412,400, for the 2019 Quarter and 2018 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 3.7% in the 2019 Quarter compared to the 2018 Quarter.
Base Rent. The $0.9 million increase in base rent in the 2019 Quarter compared to 2018 Quarter is primarily attributable to (a) a 141,400 square foot increase in leased commercial space ($0.7 million) and (b) higher residential base rent ($0.2 million).
Other Revenue. Other revenue increased $1.1 million primarily due to higher lease termination fees.
Expenses

	Three months ended June 30,		2018 to 2019 Change
(Dollars in thousands)	2019	2018	Amount	Percent
Property operating expenses	$7,115	$6,732	$383	5.7%
Real estate taxes	6,819	6,778	41	0.6%
Interest expense, net and amortization of deferred debt costs	10,793	11,168	(375)	(3.4)%
Depreciation and amortization of deferred leasing costs	11,524	11,351	173	1.5%
General and administrative	5,140	4,647	493	10.6%
Total expenses	$41,391	$40,676	$715	1.8%
Total expenses increased 1.8% in the 2019 Quarter compared to the 2018 Quarter.
Property Operating Expenses. Property operating expenses increased 5.7% in the 2019 Quarter primarily due to initial direct costs related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.2 million).

Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense decreased 3.4% in the 2019 Quarter primarily due to (a) higher capitalized interest ($1.1 million) partially offset by (b) higher interest incurred due to the higher outstanding construction loan balance ($0.7 million).
General and Administrative. General and administrative expenses increased 10.6% primarily due to higher compensation and benefits expense related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.3 million).
Six months ended June 30, 2019 (the "2019 Period") compared to the six months ended June 30, 2018 (the "2018 Period")
Revenue

	Six Months Ended June 30,		2018 to 2019 Change
(Dollars in thousands)	2019	2018	Amount	Percent
Base rent	$93,485	$91,810	$1,675	1.8%
Expense recoveries	18,489	17,373	1,116	6.4%
Percentage rent	613	667	(54)	(8.1)%
Other property revenue	725	539	186	34.5%
Credit losses on operating lease receivables	(556)	(429)	(127)	29.6%
Rental revenue	112,756	109,960	2,796	2.5%
Other revenue	5,135	2,230	2,905	130.3%
Total revenue	$117,891	$112,190	$5,701	5.1%
Base rent includes $(211,600) and $(380,600) for the 2019 Period and the 2018 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $727,600 and $824,700 for the 2019 Period and the 2018 Period, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 5.1% in the 2019 Period compared to the 2018 Period.
Base Rent. The $1.7 million increase in base rent in the 2019 Period compared to 2018 Period is primarily attributable to (a) a 162,700 square foot increase in leased commercial space ($1.6 million) and (b) higher residential base rent ($0.4 million), partially offset by (c) a $0.09 per square foot decrease in commercial base rent ($0.4 million).
Expense Recoveries. Expense recoveries increased 6.4% in the 2019 Period primarily due to an increase in recoverable property operating expenses, largely repairs and maintenance and snow removal.
Other Revenue. Other revenue increased $2.9 million primarily due to higher lease termination fees.
Expenses

	Six Months Ended June 30,		2018 to 2019 Change
(Dollars in thousands)	2019	2018	Amount	Percent
Property operating expenses	$15,116	$13,856	$1,260	9.1%
Real estate taxes	13,967	13,622	345	2.5%
Interest expense, net and amortization of deferred debt costs	21,860	22,594	(734)	(3.2)%
Depreciation and amortization of deferred leasing costs	23,167	22,700	467	2.1%
General and administrative	9,954	9,068	886	9.8%
Total expenses	$84,064	$81,840	$2,224	2.7%
Total expenses increased 2.7% in the 2019 Period compared to the 2018 Period.
Property Operating Expenses. Property operating expenses increased 9.1% in the 2019 Period primarily due to (a) higher repairs and maintenance expenses throughout the portfolio ($0.5 million), (b) higher snow removal costs ($0.3 million), and

(c) initial direct costs related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.3 million).
Real Estate Taxes. Real estate taxes increased 2.5% in the 2019 Period primarily due to (a) an increase at 601 Pennsylvania Avenue ($0.2 million) and (b) small increases at several properties throughout the portfolio.
Interest and Amortization of Deferred Debt Costs. Interest and amortization of deferred debt costs decreased 3.2% to $21.9 million in the 2019 Period primarily due to increased capitalized interest ($2.1 million) partially offset by (b) higher interest incurred due to the higher outstanding construction loan balance ($1.0 million).
Depreciation and Amortization of Deferred Leasing Costs. The increase in depreciation and amortization to $23.2 million in the 2019 Period from $22.7 million in the 2018 Period was primarily due to the acquisition of 7316 Wisconsin Avenue ($0.5 million).
General and Administrative. General and administrative expenses increased 9.8% primarily due to higher compensation and benefits expense related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.6 million).

Same property revenue and same property operating income
Same property revenue and same property operating income are non-GAAP financial measures of performance and improve the comparability of these measures by excluding the results of properties which were not in operation for the entirety of the comparable reporting periods.
We define same property revenue as total revenue minus the revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property operating income as net income plus (a) interest expense, net and amortization of deferred debt costs, (b) depreciation and amortization of deferred leasing costs, (c) general and administrative expenses, and (d) change in fair value of derivatives, minus (e) gains on property dispositions and (f) the operating income of properties which were not in operation for the entirety of the comparable periods.
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
The tables below provide reconciliations of total property revenue and property operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results for the three months ended June 30, 2019 and 2018 include 49 Shopping Centers and six Mixed-Use properties and for six months ended June 30, 2019 and 2018 include 49 Shopping Centers and six Mixed-Use properties.

Same property revenue

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total revenue	$58,141	$56,081	$117,891	$112,190
Less: Acquisitions, dispositions and development properties	(194)	—	(1,083)	—
Total same property revenue	$57,947	$56,081	$116,808	$112,190

Shopping Centers	$42,259	$40,755	$85,417	$81,679
Mixed-Use properties	15,688	15,326	31,391	30,511
Total same property revenue	$57,947	$56,081	$116,808	$112,190

Total Shopping Center revenue	$42,259	$40,755	$85,417	$81,679
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center revenue	$42,259	$40,755	$85,417	$81,679

Total Mixed-Use property revenue	$15,882	$15,326	$32,474	$30,511
Less: Mixed-Use acquisitions, dispositions and development properties	(194)	—	(1,083)	—
Total same Mixed-Use revenue	$15,688	$15,326	$31,391	$30,511
The $1.9 million increase in same property revenue for the 2019 Quarter compared to the 2018 Quarter, was primarily due to (a) increased lease termination fees ($1.0 million) and (b) increased base rent ($0.8 million).
The $4.6 million increase in same property revenue for the 2019 Period, compared to the 2018 Period, was primarily due to (a) increased lease termination fees ($2.2 million), (b) increased expense recoveries ($1.1 million), and (c) increased base rent ($1.3 million).

Same property operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income	$16,750	$15,902	$33,827	$30,847
Add: Interest expense, net and amortization of deferred debt costs	10,793	11,168	21,860	22,594
Add: Depreciation and amortization of deferred leasing costs	11,524	11,351	23,167	22,700
Add: General and administrative	5,140	4,647	9,954	9,068
Add: Change in fair value of derivatives	—	12	—	12
Less: Gain on sale of property	—	(509)	—	(509)
Property operating income	44,207	42,571	88,808	84,712
Add (Less): Acquisitions, dispositions and development properties	12	—	(617)	—
Total same property operating income	$44,219	$42,571	$88,191	$84,712

Shopping Centers	$33,707	$32,274	$67,177	$64,322
Mixed-Use properties	10,512	10,297	21,014	20,390
Total same property operating income	$44,219	$42,571	$88,191	$84,712

Shopping Center operating income	$33,707	$32,274	$67,177	$64,322
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center operating income	$33,707	$32,274	$67,177	$64,322

Mixed-Use property operating income	$10,500	$10,297	$21,631	$20,390
Add (Less): Mixed-Use acquisitions, dispositions and development properties	12	—	(617)	—
Total same Mixed-Use property operating income	$10,512	$10,297	$21,014	$20,390
The $1.6 million increase in same property operating income in the 2019 Quarter compared to the 2018 Quarter was primarily due to (a) increased lease termination fees ($1.0 million) and (b) increased base rent ($0.8 million), partially offset by (c) initial direct costs related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.2 million).
The $3.5 million increase in same property operating income in the 2019 Period compared to the 2018 Period was primarily due to (a) increased lease termination fees ($2.2 million) and (b) increased base rent ($1.3 million), partially offset by (c) initial direct costs related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.3 million).
Liquidity and Capital Resources
Cash and cash equivalents totaled $9.3 million and $6.4 million at June 30, 2019 and 2018, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$63,832	$53,691
Net cash used in investing activities	(68,599)	(36,993)
Net cash used in financing activities	(549)	(21,181)
Decrease in cash and cash equivalents	$(5,316)	$(4,483)

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $31.6 million increase in cash used in investing activities is primarily due to development expenditures related to Glebe Road ($25.5 million) and increased additions to real estate investments throughout the portfolio ($4.9 million).
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. The Company had incurred costs totaling $215.6 million as of June 30, 2019. The remaining cost will be funded by a $157.0 million construction-to-permanent loan, which closed in 2017. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
Management believes that the Company’s capital resources, which at June 30, 2019 included cash balances of approximately $9.3 million and borrowing availability of approximately $253.0 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 217,882 and 151,217 shares under the DRIP at a weighted average discounted price of $51.33 and $49.87 per share, during the six months ended June 30, 2019 and 2018, respectively. The Company issued 33,783 and 80,459 limited partnership units under the DRIP at a weighted average price of $52.06 and $50.29 per unit during the six months ended June 30, 2019 and 2018, respectively. The Company also credited 2,269 and 3,735 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $51.33 and $49.99 per share, during the six months ended June 30, 2019 and 2018, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2019.
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
At June 30, 2019, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of June 30, 2019, the applicable spread for borrowings is 135 basis points under the revolving credit facility and 130 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. As of June 30, 2019, based on the value of the Company’s unencumbered properties, approximately $253.0 million was available under the revolving credit facility, $48.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of June 30, 2019, the Company was in compliance with all such covenants.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the 2019 Period, totaled $51.1 million, an increase of 15.2% compared to the 2018 Period. FFO for the 2019 Period increased primarily due to (a) extinguishment in 2018 of issuance costs upon redemption of preferred shares ($2.3 million), (b) higher lease termination fees in the core portfolio ($2.2 million), (c) higher base rent in the core portfolio ($1.3 million), (d) the net operating income of recently acquired properties ($0.6 million), and (e) lower preferred stock dividends ($0.5 million).
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net income	$16,750	$15,902	$33,827	$30,847
Subtract:
Gain on sale of property	—	(509)	—	(509)
Add:
Real estate depreciation and amortization	11,524	11,351	23,167	22,700
FFO	28,274	26,744	56,994	53,038
Subtract:
Extinguishment of issuance costs upon redemption of preferred shares	—	—	—	(2,328)
Preferred stock dividends	(2,953)	(2,953)	(5,906)	(6,356)
FFO available to common stockholders and noncontrolling interests	$25,321	$23,791	$51,088	$44,354
Weighted average shares:
Diluted weighted average common stock	22,994	22,288	22,929	22,253
Convertible limited partnership units	7,853	7,726	7,844	7,646
Average shares and units used to compute FFO per share	30,847	30,014	30,773	29,899
FFO per share available to common stockholders and noncontrolling interests	$0.82	$0.79	$1.66	$1.48

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
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
June 30, 2019	49	7	7,759,621	1,146,438	95.6%	88.6%
June 30, 2018	49	6	7,749,707	1,076,837	94.4%	91.4%
As of June 30, 2019, 94.7% of the Commercial portfolio was leased, compared to 94.0% at June 30, 2018. On a same property basis, 95.2% of the Commercial portfolio was leased, compared to 94.0% at June 30, 2018. As of June 30, 2019, the Residential portfolio was 98.1% leased compared to 98.6% at June 30, 2018.
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

			Average Base Rent per Square Foot
Three months ended June 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2019	370,068	65	$20.40	$20.88
2018	651,806	90	20.41	20.02
Additional information about the 2019 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	19	51
Square feet	99,637	281,228
Per square foot average annualized:
Base rent	$23.99	$20.14
Tenant improvements	(3.53)	(0.51)
Leasing costs	(0.61)	(0.04)
Rent concessions	(0.16)	(0.02)
Effective rents	$19.69	$19.57

During the three months ended June 30, 2019, the Company entered into 126 new or renewed apartment leases. The average monthly rent per square foot increased to $3.60 from $3.50. During the three months ended June 30, 2018, the Company entered into 128 new or renewed apartment leases. The average monthly rent per square foot increased to $3.53 from $3.48.

As of December 31, 2018, 994,236 square feet of Commercial space was subject to leases scheduled to expire in 2019. Of those leases, as of June 30, 2019, leases representing 337,224 square feet of Commercial space have not yet renewed and are scheduled to expire over the next nine months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	337,224
Average base rent per square foot	$24.85
Estimated market base rent per square foot	$24.44

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at June 30, 2019 was approximately $0.5 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of June 30, 2019, the Company had variable rate indebtedness totaling $123.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at June 30, 2019 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $1.2 million based on those balances. As of June 30, 2019, the Company had fixed-rate indebtedness totaling $932.3 million with a weighted average interest rate of 5.12%. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2019 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $49.8 million less than the carrying value.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
During the quarter ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2018 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the
April 30, 2019 dividend distribution acquired 60,443 shares of common stock at a price of $51.38 per share and
20,041 limited partnership units at a price of $51.99 per unit. The limited partnership units were sold under Section 4(a)(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
None

Item 6.	Exhibits

10.	(1)	First Amendment to Amended and Restated Shared Services Agreement effective as of January 1, 2019 (filed herewith).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.	(a)	Schedule of Portfolio Properties (filed herewith).

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and
(v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: August 7, 2019	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: August 7, 2019	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: August 7, 2019	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)