Form 10-Q
period 2019-09-30
SAUL CENTERS INC
filed 2019-11-07
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-12254

SAUL CENTERS INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7501 Wisconsin Avenue, Bethesda, Maryland 20814
(Address of principal executive office) (Zip Code)
Registrant’s telephone number, including area code (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:	Trading symbol:
Common Stock, $0.01 par value	New York Stock Exchange	BFS
6.125% Series D Preferred Stock, $0.01 par value	New York Stock Exchange	BFS/PRD
6.000% Series E Preferred Stock, $0.01 par value	New York Stock Exchange	BFS/PRE

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of October 31, 2019: 23.1 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	September 30, 2019	December 31, 2018
Assets
Real estate investments
Land	$450,256	$488,918
Buildings and equipment	1,284,315	1,273,275
Construction in progress	317,798	185,972
	2,052,369	1,948,165
Accumulated depreciation	(553,829)	(525,518)
	1,498,540	1,422,647
Cash and cash equivalents	52,269	14,578
Accounts receivable and accrued income, net	55,207	53,876
Deferred leasing costs, net	24,947	28,083
Prepaid expenses, net	9,357	5,175
Other assets	6,444	3,130
Total assets	$1,646,764	$1,527,489
Liabilities
Notes payable	$846,525	$880,271
Term loan facility payable	74,666	74,591
Revolving credit facility payable	—	45,329
Construction loan payable	93,537	21,655
Dividends and distributions payable	19,634	19,153
Accounts payable, accrued expenses and other liabilities	39,741	32,419
Deferred income	27,224	28,851
Total liabilities	1,101,327	1,102,269
Equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 42,000 shares issued and outstanding	105,000	105,000
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 and 0 shares issued and outstanding, respectively	110,000	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 23,116,013 and 22,739,207 shares issued and outstanding, respectively	231	227
Additional paid-in capital	401,395	384,533
Distributions in excess of accumulated earnings	(215,334)	(208,593)
Accumulated other comprehensive loss	(343)	(255)
Total Saul Centers, Inc. equity	475,949	355,912
Noncontrolling interests	69,488	69,308
Total equity	545,437	425,220
Total liabilities and equity	$1,646,764	$1,527,489
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Rental revenue	$55,487	$55,733	$168,242	$165,693
Other	1,565	1,177	6,701	3,407
Total revenue	57,052	56,910	174,943	169,100
Expenses
Property operating expenses	7,525	6,910	22,641	20,766
Real estate taxes	7,114	6,937	21,081	20,559
Interest expense, net and amortization of deferred debt costs	10,325	10,974	32,185	33,568
Depreciation and amortization of deferred leasing costs	12,018	11,256	35,185	33,956
General and administrative	4,742	4,141	14,696	13,208
Total expenses	41,724	40,218	125,788	122,057
Change in fair value of derivatives	—	10	—	(2)
Gain on sale of property	—	—	—	509
Net Income	15,328	16,702	49,155	47,550
Noncontrolling interests
Income attributable to noncontrolling interests	(3,102)	(3,547)	(10,250)	(9,265)
Net income attributable to Saul Centers, Inc.	12,226	13,155	38,905	38,285
Extinguishment of issuance costs upon redemption of preferred shares	—	—	—	(2,328)
Preferred stock dividends	(3,210)	(2,953)	(9,116)	(9,309)
Net income available to common stockholders	$9,016	$10,202	$29,789	$26,648
Per share net income available to common stockholders
Basic and diluted	$0.39	$0.45	$1.30	$1.19
Dividends declared per common share outstanding	$0.53	$0.52	$1.59	$1.56
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$15,328	$16,702	$49,155	$47,550
Other comprehensive income
Change in unrealized loss on cash flow hedge	55	173	(118)	727
Total comprehensive income	15,383	16,875	49,037	48,277
Comprehensive income attributable to noncontrolling interests	(3,117)	(3,592)	(10,220)	(9,453)
Total comprehensive income attributable to Saul Centers, Inc.	12,266	13,283	38,817	38,824
Extinguishment of issuance costs upon redemption of preferred shares	—	—	—	(2,328)
Preferred stock dividends	(3,210)	(2,953)	(9,116)	(9,309)
Total comprehensive income available to common stockholders	$9,056	$10,330	$29,701	$27,187
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2019	$180,000	$227	$384,533	$(208,593)	$(255)	$355,912	$69,308	$425,220
Issuance of 120,832 shares of common stock:
120,347 shares pursuant to dividend reinvestment plan	—	1	6,170	—	—	6,171	—	6,171
485 shares due to exercise of stock options and issuance of directors’ deferred stock	—	1	419	—	—	420	—	420
Issuance of 13,742 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	705	705
Net income	—	—	—	13,447	—	13,447	3,630	17,077
Change in unrealized loss on cash flow hedge	—	—	—	—	(34)	(34)	(12)	(46)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,108)	—	(12,108)	(4,155)	(16,263)
Balance, March 31, 2019	180,000	229	391,122	(210,207)	(289)	360,855	69,476	430,331

Issuance of 148,576 shares of common stock:
99,804 shares pursuant to dividend reinvestment plan	—	1	5,127	—	—	5,128	—	5,128
48,772 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	2,798	—	—	2,798	—	2,798
Issuance of 20,041 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	1,029	1,029
Net income	—	—	—	13,232	—	13,232	3,518	16,750
Change in unrealized loss on cash flow hedge	—	—	—	—	(95)	(95)	(32)	(127)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,181)	—	(12,181)	(4,166)	(16,347)
Balance, June 30, 2019	180,000	230	399,047	(212,109)	(384)	366,784	69,825	436,609

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of 44,000 shares of Series E Cumulative preferred stock	110,000	—	(3,731)	—	—	106,269	—	106,269
Issuance of 107,398 shares of common stock:
105,753 shares pursuant to dividend reinvestment plan	—	1	5,673	—	—	5,674	—	5,674
1,645 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	406	—	—	406	—	406
Issuance of 13,406 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	720	720
Net income	—	—	—	12,226	—	12,226	3,102	15,328
Change in unrealized loss on cash flow hedge	—	—	—	—	41	41	14	55
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $5.83 per share	—	—	—	(257)	—	(257)	—	(257)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,241)	—	(12,241)	(4,173)	(16,414)
Balance, September 30, 2019	$290,000	$231	$401,395	$(215,334)	$(343)	$475,949	$69,488	$545,437

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2018	$180,000	$221	$352,590	$(197,710)	$(696)	$334,405	$58,698	$393,103
Issuance of 30,000 shares of Series D Cumulative preferred stock	75,000	—	(2,631)	—	—	72,369	—	72,369
Redemption of 30,000 shares of Series C Cumulative preferred stock	(75,000)	—	2,311	(2,328)	—	(75,017)	—	(75,017)
Issuance of common stock:
69,750 shares pursuant to dividend reinvestment plan	—	1	3,676	—	—	3,677	—	3,677
8,088 shares due to exercise of employee stock options and issuance of directors’ deferred shares	—	—	769	—	—	769	—	769
Issuance of 38,037 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	2,017	2,017
Net income	—	—	—	12,588	—	12,588	2,359	14,947
Change in unrealized loss on cash flow hedge	—	—	—	—	289	289	100	389
Preferred stock distributions:
Series C	—	—	—	(730)	—	(730)	—	(730)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $28.92 per share	—	—	—	(868)	—	(868)	—	(868)
Distributions payable common stock ($0.52/share) and distributions payable partnership units ($0.52/unit)	—	—	—	(11,552)	—	(11,552)	(3,942)	(15,494)
Balance, March 31, 2018	180,000	222	356,715	(202,405)	(407)	334,125	59,232	393,357

Issuance of common stock:
85,202 shares pursuant to dividend reinvestment plan	—	1	4,050	—	—	4,051	—	4,051
2,647 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	648	—	—	648	—	648
Issuance of 219,102 partnership units	—	—	—	—	—	—	10,805	10,805
Net income	—	—	—	12,542	—	12,542	3,359	15,901
Change in unrealized loss on cash flow hedge	—	—	—	—	122	122	43	165
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.52/share) and distributions payable partnership units ($0.52/unit)	—	—	—	(11,589)	—	(11,589)	(4,055)	(15,644)
Balance, June 30, 2018	180,000	223	361,413	(204,405)	(285)	336,946	69,384	406,330

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of common stock:
201,500 shares pursuant to dividend reinvestment plan	—	2	10,413	—	—	10,415	—	10,415
22,005 shares due to exercise of employee stock options, director share grant and issuance of directors’ deferred shares	—	—	1,210	—	—	1,210	—	1,210
Issuance of 13,107 partnership units	—	—	—	—	—	—	653	653
Net income	—	—	—	13,155	—	13,155	3,547	16,702
Change in unrealized loss on cash flow hedge	—	—	—	—	129	129	44	173
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.52/share) and distributions payable partnership units ($0.52/unit)	—	—	—	(11,669)	—	(11,669)	(4,062)	(15,731)
Balance, September 30, 2018	$180,000	$225	$373,036	$(205,872)	$(156)	$347,233	$69,566	$416,799

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$49,155	$47,550
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	—	2
Gain on sale of property	—	(509)
Depreciation and amortization of deferred leasing costs	35,185	33,956
Amortization of deferred debt costs	1,130	1,224
Compensation costs of stock grants and options	1,501	1,434
Credit losses on operating lease receivables	986	530
Increase in accounts receivable and accrued income	(2,317)	(1,846)
Additions to deferred leasing costs	(1,380)	(4,195)
Increase in prepaid expenses	(4,182)	(3,767)
(Increase) decrease in other assets	(2,049)	1,171
Increase in accounts payable, accrued expenses and other liabilities	5,696	2,681
Decrease in deferred income	(1,627)	(3,358)
Net cash provided by operating activities	82,098	74,873
Cash flows from investing activities:
Acquisitions of real estate investments (1)	—	(36,346)
Additions to real estate investments	(13,398)	(6,586)
Additions to development and redevelopment projects	(91,657)	(54,693)
Repayment of note receivable	—	1,326
Net cash used in investing activities	(105,055)	(96,299)
Cash flows from financing activities:
Proceeds from notes payable	22,100	—
Repayments on notes payable	(55,992)	(36,577)
Proceeds from term loan facility	—	75,000
Proceeds from revolving credit facility	47,000	102,000
Repayments on revolving credit facility	(94,000)	(86,000)
Proceeds from construction loan	71,807	2,949
Additions to deferred debt costs	(432)	(2,493)
Proceeds from the issuance of:
Common stock	19,096	19,336
Partnership units (1)	2,454	4,699
Series D preferred stock	—	72,369
Series E preferred stock	106,269	—
Series C preferred stock redemption payment	—	(75,000)
Preferred stock redemption costs	—	(13)
Distributions to:
Series C preferred stockholders	(5,415)	(7,433)
Series D preferred stockholders	(3,444)	(2,016)
Common stockholders	(36,326)	(34,613)
Noncontrolling interests	(12,469)	(11,919)
Net cash provided by financing activities	60,648	20,289
Net increase (decrease) in cash and cash equivalents	37,691	(1,137)
Cash and cash equivalents, beginning of period	14,578	10,908
Cash and cash equivalents, end of period	$52,269	$9,771
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,266	$32,697
Increase in accrued real estate investments and development costs	$1,507	$6,880

(1) The 2018 acquisition of real estate and proceeds from the issuance of partnership units each excludes $8,776 in connection with the acquisition of Ashbrook Marketplace in exchange for limited partnership units.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Basis of Presentation
Saul Centers, Inc. (“Saul Centers”) was incorporated under the Maryland General Corporation Law on June 10, 1993, and operates as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is required to annually distribute at least 90% of its REIT taxable income (excluding net capital gains) to its stockholders and meet certain organizational and other requirements. Saul Centers has made and intends to continue to make regular quarterly distributions to its stockholders. Saul Centers, together with its wholly-owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the “Company.” B. Francis Saul II serves as Chairman of the Board of Directors, Chief Executive Officer and President of Saul Centers.
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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of September 30, 2019, 32 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Giant Food, a tenant at ten Shopping Centers individually accounted for 4.7% of the Company's total revenue for the nine months ended September 30, 2019. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the nine months ended September 30, 2019.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of September 30, 2019 and December 31, 2018, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity ("VIE") because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the rights to absorb 74.5% of its net income. Because the Operating Partnership was previously consolidated into the financial statements of the Company, classification of it as a VIE had no impact on the consolidated financial statements of the Company.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2018, which are included in its Annual Report on Form 10-K. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those instructions. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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
In addition to rents due currently, accounts receivable includes approximately $42.7 million and $43.3 million, at September 30, 2019 and December 31, 2018, respectively, net of allowance for doubtful accounts totaling $48,400 and $58,500, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

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
On January 1, 2019, a right of use asset and corresponding lease liability related to our headquarters lease were recorded in other assets and other liabilities, respectively. The lease expires on February 28, 2022, with one option to renew for an additional five years. The right of use asset and corresponding lease liability totaled $1.8 million and $1.8 million, respectively, at September 30, 2019.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses" ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of information to support credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those years. Management does not expect that the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements and related disclosures.
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

Notes to Consolidated Financial Statements (Unaudited)

flow of the hedged item are reported as a component of interest expense and amortization of deferred debt costs in the Statements of Operations.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the nine months ended September 30, 2019.

3.	Real Estate
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of September 30, 2019 and December 31, 2018, is composed of the following:

(in thousands)	September 30, 2019	December 31, 2018
Glebe Road	$237,305	$162,176
7316 Wisconsin Avenue	42,626	—
Ashbrook Marketplace	22,570	11,124
Other	15,297	12,672
Total	$317,798	$185,972

Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party and internal leasing agents, internal costs such as payroll-related fringe benefits which are direct and incremental to successful commercial leases, amounts attributed to in-place leases associated with acquired properties and lease inducement costs. Effective with the adoption of ASU 2016-02 on January 1, 2019, all costs incurred prior to the execution of a lease are charged to expense and not capitalized. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $24.9 million and $28.1 million, net of accumulated amortization of $40.4 million and $37.7 million, as of September 30, 2019 and December 31, 2018, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $4.5 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively.
Real Estate Investment Properties
As of September 30, 2019, the Company’s properties (the “Current Portfolio Properties”) consisted of 49 shopping center properties (the “Shopping Centers”), six mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and five (non-operating) development properties.

Notes to Consolidated Financial Statements (Unaudited)

Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $30.7 million and $29.7 million for the nine months ended September 30, 2019 and 2018, respectively. Repairs and maintenance expense totaled $9.7 million and $8.7 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.

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
7316 Wisconsin Avenue
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The purchase price was funded through the Company's revolving credit facility. The Company has executed lease termination agreements with the final two office tenants and, effective September 1, 2019, the asset was removed from service and transferred to construction in progress at its carrying value of $42.6 million.
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

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of September 30, 2019, the Saul Organization holds a 25.5% limited partnership interest in the Operating Partnership represented by approximately 7.9 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company's Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of September 30, 2019, approximately 2,130,000 units were convertible into shares of Saul Centers common stock.

Notes to Consolidated Financial Statements (Unaudited)

The impact of the Saul Organization’s approximately 25.5% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended September 30, 2019 and 2018, were approximately 31.0 million and 30.3 million, respectively, and for the nine months ended September 30, 2019 and 2018, were approximately 30.8 million and 30.0 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $1.0 billion at September 30, 2019, of which approximately $948.1 million was fixed-rate debt and approximately $75.0 million was variable rate debt outstanding under the credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.1 billion as of September 30, 2019.
At September 30, 2019, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of September 30, 2019, the applicable spread for borrowings is 135 basis points under the revolving credit facility and 130 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. As of September 30, 2019, based on the value of the Company’s unencumbered properties, approximately $296.3 million was available under the revolving credit facility, there was no outstanding balance and approximately $185,000 was committed for letters of credit.
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
Saul Centers is a guarantor of the credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness loan (approximately $10.0 million of the $68.5 million outstanding balance at September 30, 2019, which guarantee will be reduced to (i) $6.7 million on October 1, 2019, (ii) $3.3 million on October 1, 2020 and (iii) zero on October 1, 2021), (b) a portion of the Kentlands Square II mortgage loan (approximately $8.6 million of the $34.3 million outstanding balance at September 30, 2019), and (c) a portion of the Broadlands Village mortgage (approximately $3.9 million of the $31.4 million outstanding balance at September 30, 2019). All other notes payable are non-recourse.
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

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2019, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments	Scheduled Principal Amortization	Total
October 1 through December 31, 2019	$—	$7,384	$7,384
2020	61,163	28,536	89,699
2021	11,012	28,333	39,345
2022	36,503	28,923	65,426
2023	84,225	29,313	113,538
2024	66,645	27,908	94,553
Thereafter	497,257	115,902	613,159
Principal amount	$756,805	$266,299	1,023,104
Unamortized deferred debt costs			8,376
Net			$1,014,728

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the term loan facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $8.4 million and $10.3 million, net of accumulated amortization of $6.7 million and $7.3 million, at September 30, 2019 and December 31, 2018, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets. At September 30, 2019, deferred debt costs related to the revolving credit facility, which had no outstanding balance, totaling $1.3 million, net of accumulated amortization of $0.9 million, are included in Other Assets in the Consolidated Balance Sheets.
Interest expense, net and amortization of deferred debt costs for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Interest incurred	$13,103	$12,361	$38,972	$36,863
Amortization of deferred debt costs	370	377	1,130	1,224
Capitalized interest	(3,088)	(1,716)	(7,756)	(4,301)
Interest expense	10,385	11,022	32,346	33,786
Less: Interest income	60	48	161	218
Interest expense, net and amortization of deferred debt costs	$10,325	$10,974	$32,185	$33,568

6.	Equity
The consolidated statements of operations for the nine months ended September 30, 2019 and 2018, reflect noncontrolling interests of $10.3 million and $9.3 million, respectively, representing income attributable to the Saul Organization for each period.
At September 30, 2019, the Company had outstanding 4.2 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Stock”). The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. In October 2019, the Company redeemed all outstanding depositary shares representing interests in the Series C Stock (see Subsequent Events).

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2019, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
On September 17, 2019, Saul Centers sold, in an underwritten public offering, 4.0 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”), providing net cash proceeds of approximately $96.8 million. The depositary shares may be redeemed in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. On September 23, 2019, Saul Centers sold, as a result of the exercise by the underwriters of their over-allotment option, an additional 0.4 million depositary shares of Series E Stock, providing net cash proceeds of approximately $9.5 million.
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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Weighted average common stock outstanding-Basic	23,081	22,432	22,947	22,290
Effect of dilutive options	40	69	46	46
Weighted average common stock outstanding-Diluted	23,121	22,501	22,993	22,336
Non-dilutive options	698	443	612	508
Years non-dilutive options were issued	2016, 2017 and 2019	2016 and 2017	2016, 2017 and 2019	2015, 2016 and 2017

7.	Related Party Transactions
The Chairman, Chief Executive Officer and President, the Executive Vice President-Real Estate, the Executive Vice President-Chief Legal and Administrative Officer and the Senior Vice President-Chief Accounting Officer of the Company are also officers of various members of the Saul Organization and their management time is shared with the Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Senior Vice President-Chief Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $264,300 and $264,900 for the nine months ended September 30, 2019 and 2018, respectively. All amounts contributed by employees and the Company are fully vested.

Notes to Consolidated Financial Statements (Unaudited)

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the nine months ended September 30, 2019 and 2018, the Company credited to employee accounts $186,300 and $161,500, respectively, which is the sum of accrued earnings and three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $3.0 million and $2.7 million, at September 30, 2019 and December 31, 2018, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2019 and 2018, which included rental expense for the Company’s headquarters lease, totaled approximately $6.4 million and $6.2 million, net, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, accounts payable, accrued expenses and other liabilities included approximately $810,600 and $933,400, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, expires in 2022, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $593,500 and $590,000 for the nine months ended September 30, 2019 and 2018, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $284,900 and $251,800 for the nine months ended September 30, 2019 and 2018, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to their have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the nine months ended September 30, 2019, 5,017 shares were credited to director's deferred fee accounts and 7,058 shares were issued. As of September 30, 2019, the director's deferred fee accounts comprise 112,603 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
The following table summarizes the assumptions used in the valuation of the 2018 and 2019 option grants. During the nine months ended September 30, 2019, stock option expense totaling $1.3 million was included in general and administrative expense in the Consolidated Statements of Operations. As of September 30, 2019, the estimated future expense related to unvested stock options was $2.9 million.

	Directors		Officers
Grant date	May 11, 2018	May 3, 2019	May 11, 2018	May 3, 2019
Exercise price	$49.46	$55.71	$49.46	$55.71
Volatility	0.192	0.236	0.177	0.206
Expected life (years)	5.0	5.0	7.0	7.0
Assumed yield	3.70%	3.75%	3.75%	3.80%
Risk-free rate	2.84%	2.33%	2.94%	2.43%

The table below summarizes the option activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,114,169	$52.40	$543,662
Granted	260,000	55.71	—
Exercised	(47,055)	45.11	512,322
Expired/Forfeited	(7,500)	56.07	—
Outstanding at September 30	1,319,614	53.29	3,712,807
Exercisable at September 30	773,614	52.29	2,889,025

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At September 30, 2019, the final trading day of the third quarter, the closing share price of $54.51 was lower than the exercise price of the 210,875, 227,500, and 260,000 outstanding options granted in 2016, 2017 and 2019, respectively. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.2 years and 6.1 years, respectively.

Notes to Consolidated Financial Statements (Unaudited)

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 3.50% and 4.40%, would be approximately $977.8 million and $927.0 million, respectively, compared to the principal balance of $948.1 million and $910.2 million at September 30, 2019 and December 31, 2018, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of September 30, 2019, the fair value of the interest-rate swap was approximately $0.4 million and is included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets. The decrease in value from inception of the swap is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.

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

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended September 30, 2019
Real estate rental operations:
Revenue	$41,313	$15,739	$—	$57,052
Expenses	(8,974)	(5,665)	—	(14,639)
Income from real estate	32,339	10,074	—	42,413
Interest expense, net and amortization of deferred debt costs	—	—	(10,325)	(10,325)
Depreciation and amortization of deferred leasing costs	(7,260)	(4,758)	—	(12,018)
General and administrative	—	—	(4,742)	(4,742)
Net income (loss)	$25,079	$5,316	$(15,067)	$15,328
Capital investment	$9,166	$27,290	$—	$36,456
Total assets	$985,244	$609,560	$51,960	$1,646,764

Three months ended September 30, 2018
Real estate rental operations:
Revenue	$41,091	$15,819	$—	$56,910
Expenses	(8,574)	(5,273)	—	(13,847)
Income from real estate	32,517	10,546	—	43,063
Interest expense, net and amortization of deferred debt costs	—	—	(10,974)	(10,974)
Depreciation and amortization of deferred leasing costs	(7,249)	(4,007)	—	(11,256)
General and administrative	—	—	(4,141)	(4,141)
Change in fair value of derivatives	—	—	10	10
Net income (loss)	$25,268	$6,539	$(15,105)	$16,702
Capital investment	$15,145	$44,161	$—	$59,306
Total assets	$982,038	$514,480	$9,620	$1,506,138

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2019
Real estate rental operations:
Revenue	$126,730	$48,213	$—	$174,943
Expenses	(27,214)	(16,508)	—	(43,722)
Income from real estate	99,516	31,705	—	131,221
Interest expense, net and amortization of deferred debt costs	—	—	(32,185)	(32,185)
Depreciation and amortization of deferred leasing costs	(21,917)	(13,268)	—	(35,185)
General and administrative	—	—	(14,696)	(14,696)
Net income (loss)	$77,599	$18,437	$(46,881)	$49,155
Capital investment	$22,746	$82,309	$—	$105,055
Total assets	$985,244	$609,560	$51,960	$1,646,764

Nine months ended September 30, 2018
Real estate rental operations:
Revenue	$122,770	$46,330	$—	$169,100
Expenses	(25,931)	(15,394)	—	(41,325)
Income from real estate	96,839	30,936	—	127,775
Interest expense, net and amortization of deferred debt costs	—	—	(33,568)	(33,568)
Depreciation and amortization of deferred leasing costs	(21,880)	(12,076)	—	(33,956)
General and administrative	—	—	(13,208)	(13,208)
Change in fair value of derivatives	—	—	(2)	(2)
Gain on sale of property	509	—	—	509
Net income (loss)	$75,468	$18,860	$(46,778)	$47,550
Capital investment	$22,288	$74,011	$—	$96,299
Total assets	$982,038	$514,480	$9,620	$1,506,138

12. Subsequent Events
In September 2019, the Company announced the redemption of all outstanding depositary shares representing interests in its Series C Stock. The depositary shares were redeemed on October 17, 2019 at $25.00 per depositary share, plus all accrued and unpaid dividends to, but not including, the redemption date, for an aggregate redemption price of $25.07638 per depositary share. In the fourth quarter, costs associated with the redemption were charged against Net income available to common stockholders. After the redemption date, dividends on the depositary shares representing interests in the Series C Stock ceased to accrue.
On November 5, 2019, the Company entered into an agreement (the "Contribution Agreement") to acquire from the Trust, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland (the “Contributed Property”). In exchange for the Contributed Property, the Company will issue to the Trust 1,416,071 limited partnership units in the Operating Partnership (“OP Units”) at an agreed value of $56.00 per OP Unit, representing an aggregate value of $79.3 million for the Contributed Property. Title to the Contributed Property and the OP Units will be placed in escrow until certain conditions of the Contribution Agreement are satisfied.

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
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2019.
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
Economic conditions within the local Washington, DC metropolitan area have remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our shopping centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  The Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 94.8% at September 30, 2019, compared to 95.2% at September 30, 2018.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of September 30, 2019, amortizing fixed-rate debt with staggered maturities from 2020 to 2035 represented approximately 92.7% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of September 30, 2019, the Company’s variable-rate debt consisted of $75.0 million outstanding under the credit facility. As of September 30, 2019, the Company had availability of approximately $296.3 million under its $325.0 million unsecured revolving credit facility.
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

	Nine months ended September 30,
	2019	2018	2017	2016	2015
Base rent	$20.15	$20.13	$19.30	$18.67	$18.47
Effective rent	$18.28	$18.25	$17.49	$16.87	$16.78

Recent Developments
On July 31, 2019, J. Page Lansdale tendered his resignation as President and Chief Operating Officer of the Company effective December 31, 2019. On September 30, 2019, Mr. Lansdale advised the Company’s Chairman that his resignation will be effective September 30, 2019. Mr. Lansdale will remain a member of the Company’s Board of Directors and will be a consultant to the Company through December 31, 2019. Mr. Lansdale’s resignation, including the accelerated effective date, was not in connection with any disagreements with the Company about any matter. On October 1, 2019, the Board of Directors appointed B. Francis Saul II as President, effective immediately. In addition, the Company promoted each of Christopher H. Netter, Scott V. Schneider and D. Todd Pearson to the position of Executive Vice President.
On November 5, 2019, the Company entered into an agreement (the "Contribution Agreement") to acquire from the Trust, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland (the “Contributed Property”). In exchange for the Contributed Property, the Company will issue to the Trust 1,416,071 limited partnership units in the Operating Partnership (“OP Units”) at an agreed value of $56.00 per OP Unit, representing an aggregate value of $79.3 million for the Contributed Property. Title to the Contributed Property and the OP Units will be placed in escrow until certain conditions of the Contribution Agreement are satisfied. See Part II, Item 5 in this Form 10-Q for more details about this transaction.

From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space on 2.8 acres of land. Construction is complete on the three level below grade parking structure. The building exterior facade and rooftop amenities are nearing completion. Interior units and public area finishes are expected to be completed in early 2020. Public right of way improvements and courtyard site work are in progress. The development is scheduled for substantial completion in the Spring of 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, a portion of which will be financed with a $157.0 million construction-to-permanent loan. Costs incurred through September 30, 2019 total approximately $237.3 million, of which $95.1 million has been financed by the loan. Leases have been executed for a 41,500 square foot Target and 11,000 square feet of retail shop space, resulting in approximately 88% of the planned retail space being leased.
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
In the fourth quarter of 2018, the Company substantially completed construction of the shell of a 16,000 square foot small shop expansion at Burtonsville Town Square and construction of interior improvements is underway. Delivery of the first leased tenant spaces occurred in late 2018, and tenant openings began in the first quarter of 2019. The total development cost is expected to be approximately $5.7 million. Leases have been executed for approximately 79% of the space and the Company has prospects for the remaining portion. In addition, a lease has been executed with Taco Bell who is expected to commence construction in late 2019 of a free-standing building on a pad site within the property.
During the three months ended June 30, 2017, the Company executed a termination agreement with Kmart at Kentlands Square II. In September 2018, the Company executed a lease with At Home for all of the space, which opened for business in January 2019.
In May 2018, the Company acquired from the Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company's Ashbrook Marketplace, an approximately 83,000 square foot neighborhood shopping center, is under construction. A 29,000 square foot anchor grocery store lease has been executed with Lidl and, including executed pad and shop space leases, overall pre-leasing totals approximately 84% of the planned space. In addition, lease negotiations are in progress for the remaining 10,315 square feet of small shop space and the Company has prospects for the final pad site. Grocer and small shop base building construction are projected to be completed in the fall of 2019. Lidl is scheduled to open in late 2019, and the remaining tenants will begin opening in early 2020. After construction of the shopping center and upon stabilization, the Company may be obligated to issue additional limited partnership units to the Trust.
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The purchase price was funded through the Company's revolving credit facility. The Company has completed development plans for the combined property for the development of up to 366 apartment units and 10,300 square feet of retail space. In July 2019, the Montgomery County Planning Commission unanimously approved the Company's site plan. Design and construction documents are being prepared. The Company has executed lease termination agreements with the final two office tenants and, effective September 1, 2019, the asset was removed from service and transferred to construction in progress.
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

Results of Operations
Three months ended September 30, 2019 (the "2019 Quarter") compared to the three months ended September 30, 2018 (the "2018 Quarter")
Revenue

	Three months ended September 30,		2018 to 2019 Change
(Dollars in thousands)	2019	2018	Amount	Percent
Base rent	$46,250	$46,189	$61	0.1%
Expense recoveries	9,159	9,209	(50)	(0.5)%
Percentage rent	147	119	28	23.5%
Other property revenue	362	317	45	14.2%
Credit losses on operating lease receivables	(431)	(101)	(330)	326.7%
Rental revenue	55,487	55,733	(246)	(0.4)%
Other revenue	1,565	1,177	388	33.0%
Total revenue	$57,052	$56,910	$142	0.2%
Base rent includes $(530,300) and $(246,700) for the 2019 Quarter and 2018 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $354,200 and $404,700, for the 2019 Quarter and 2018 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 0.2% in the 2019 Quarter compared to the 2018 Quarter.
Base Rent. The $0.1 million increase in base rent in the 2019 Quarter compared to 2018 Quarter is primarily attributable to (a) higher residential base rent ($0.2 million) partially offset by (b) a 22,400 square foot decrease in leased commercial space ($0.1 million).

Credit Losses on Operating Lease Receivables. Credit losses on operating lease receivables for the 2019 Quarter represents 0.76% of the Company’s revenue, an increase from 0.18% for the 2018 Quarter. The increase is primarily due to one office tenant at 7316 Wisconsin Avenue, which was recently removed from service, and two retail tenants.
Other Revenue. Other revenue increased $0.4 million primarily due to higher lease termination fees.
Expenses

	Three months ended September 30,		2018 to 2019 Change
(Dollars in thousands)	2019	2018	Amount	Percent
Property operating expenses	$7,525	$6,910	$615	8.9%
Real estate taxes	7,114	6,937	177	2.6%
Interest expense, net and amortization of deferred debt costs	10,325	10,974	(649)	(5.9)%
Depreciation and amortization of deferred leasing costs	12,018	11,256	762	6.8%
General and administrative	4,742	4,141	601	14.5%
Total expenses	$41,724	$40,218	$1,506	3.7%
Total expenses increased 3.7% in the 2019 Quarter compared to the 2018 Quarter.
Property Operating Expenses. Property operating expenses increased 8.9% in the 2019 Quarter primarily due to (a) higher repairs and maintenance costs ($0.2 million) and (b) initial direct costs related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.2 million).
Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense decreased 5.9% in the 2019 Quarter primarily due to (a) higher capitalized interest ($1.4 million) partially offset by (b) higher interest incurred due to the higher outstanding debt balances ($0.7 million).
General and Administrative. General and administrative expenses increased 14.5% primarily due to higher compensation and benefits expense related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.3 million).
Nine months ended September 30, 2019 (the "2019 Period") compared to the nine months ended September 30, 2018 (the "2018 Period")
Revenue

	Nine Months Ended September 30,		2018 to 2019 Change
(Dollars in thousands)	2019	2018	Amount	Percent
Base rent	$139,735	$137,999	$1,736	1.3%
Expense recoveries	27,647	26,582	1,065	4.0%
Percentage rent	760	786	(26)	(3.3)%
Other property revenue	1,087	856	231	27.0%
Credit losses on operating lease receivables	(987)	(530)	(457)	86.2%
Rental revenue	168,242	165,693	2,549	1.5%
Other revenue	6,701	3,407	3,294	96.7%
Total revenue	$174,943	$169,100	$5,843	3.5%
Base rent includes $(742,000) and $(627,400) for the 2019 Period and the 2018 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.1 million and $1.2 million for the 2019 Period and the 2018 Period, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 3.5% in the 2019 Period compared to the 2018 Period.

Base Rent. The $1.7 million increase in base rent in the 2019 Period compared to 2018 Period is primarily attributable to (a) a 67,000 square foot increase in leased commercial space ($1.0 million), (b) higher residential base rent ($0.6 million), and (c) a $0.02 per square foot increase in commercial base rent ($0.2 million).
Expense Recoveries. Expense recoveries increased 4.0% in the 2019 Period primarily due to an increase in recoverable property operating expenses, largely repairs and maintenance and snow removal.
Credit Losses on Operating Lease Receivables. Credit losses on operating lease receivables for the 2019 Period represents 0.56% of the Company’s revenue, an increase from 0.31% for the 2018 Period. The increase is primarily due to two office tenants, one of which was at 7316 Wisconsin Avenue, which was recently removed from service, and two retail tenants.
Other Revenue. Other revenue increased $3.3 million primarily due to higher lease termination fees.
Expenses

	Nine Months Ended September 30,		2018 to 2019 Change
(Dollars in thousands)	2019	2018	Amount	Percent
Property operating expenses	$22,641	$20,766	$1,875	9.0%
Real estate taxes	21,081	20,559	522	2.5%
Interest expense, net and amortization of deferred debt costs	32,185	33,568	(1,383)	(4.1)%
Depreciation and amortization of deferred leasing costs	35,185	33,956	1,229	3.6%
General and administrative	14,696	13,208	1,488	11.3%
Total expenses	$125,788	$122,057	$3,731	3.1%
Total expenses increased 3.1% in the 2019 Period compared to the 2018 Period.
Property Operating Expenses. Property operating expenses increased 9.0% in the 2019 Period primarily due to (a) higher repairs and maintenance expenses throughout the portfolio ($0.7 million), (b) higher snow removal costs ($0.3 million), and (c) initial direct costs related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.5 million).
Real Estate Taxes. Real estate taxes increased 2.5% in the 2019 Period primarily due to increases at (a) 601 Pennsylvania Avenue ($0.3 million) and (b) 7316 Wisconsin Avenue ($0.2 million).
Interest and Amortization of Deferred Debt Costs. Interest and amortization of deferred debt costs decreased 4.1% to $32.2 million in the 2019 Period primarily due to increased capitalized interest ($3.5 million) partially offset by (b) higher interest incurred due to the higher outstanding debt balances ($2.1 million).
Depreciation and Amortization of Deferred Leasing Costs. The increase in depreciation and amortization to $35.2 million in the 2019 Period from $34.0 million in the 2018 Period was primarily due to the 2018 acquisition of 7316 Wisconsin Avenue ($1.3 million).
General and Administrative. General and administrative expenses increased 11.3% primarily due to higher compensation and benefits expense related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.9 million).

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
The tables below provide reconciliations of total property revenue and property operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results for the three months ended September 30, 2019 and 2018 include 49 Shopping Centers and six Mixed-Use properties and for nine months ended September 30, 2019 and 2018 include 49 Shopping Centers and six Mixed-Use properties.

Same property revenue

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total revenue	$57,052	$56,910	$174,943	$169,100
Less: Acquisitions, dispositions and development properties	(72)	(82)	(1,155)	(82)
Total same property revenue	$56,980	$56,828	$173,788	$169,018

Shopping Centers	$41,313	$41,091	$126,730	$122,770
Mixed-Use properties	15,667	15,737	47,058	46,248
Total same property revenue	$56,980	$56,828	$173,788	$169,018

Total Shopping Center revenue	$41,313	$41,091	$126,730	$122,770
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center revenue	$41,313	$41,091	$126,730	$122,770

Total Mixed-Use property revenue	$15,739	$15,819	$48,213	$46,330
Less: Mixed-Use acquisitions, dispositions and development properties	(72)	(82)	(1,155)	(82)
Total same Mixed-Use revenue	$15,667	$15,737	$47,058	$46,248
The $0.2 million increase in same property revenue for the 2019 Quarter compared to the 2018 Quarter, was primarily due to (a) increased lease termination fees ($0.4 million) partially offset by (b) increased credit losses on operating lease receivables ($0.3 million).
The $4.8 million increase in same property revenue for the 2019 Period, compared to the 2018 Period, was primarily due to (a) increased lease termination fees ($2.5 million), (b) increased base rent ($1.3 million), and (c) increased expense recoveries ($1.0 million).

Same property operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income	$15,328	$16,702	$49,155	$47,550
Add: Interest expense, net and amortization of deferred debt costs	10,325	10,974	32,185	33,568
Add: Depreciation and amortization of deferred leasing costs	12,018	11,256	35,185	33,956
Add: General and administrative	4,742	4,141	14,696	13,208
Add: Change in fair value of derivatives	—	(10)	—	2
Less: Gain on sale of property	—	—	—	(509)
Property operating income	42,413	43,063	131,221	127,775
Add (Less): Acquisitions, dispositions and development properties	97	(52)	(519)	(52)
Total same property operating income	$42,510	$43,011	$130,702	$127,723

Shopping Centers	$32,339	$32,517	$99,516	$96,839
Mixed-Use properties	10,171	10,494	31,186	30,884
Total same property operating income	$42,510	$43,011	$130,702	$127,723

Shopping Center operating income	$32,339	$32,517	$99,516	$96,839
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center operating income	$32,339	$32,517	$99,516	$96,839

Mixed-Use property operating income	$10,074	$10,546	$31,705	$30,936
Add (Less): Mixed-Use acquisitions, dispositions and development properties	97	(52)	(519)	(52)
Total same Mixed-Use property operating income	$10,171	$10,494	$31,186	$30,884
The $0.5 million decrease in same property operating income in the 2019 Quarter compared to the 2018 Quarter was primarily due to (a) higher credit losses on operating lease receivables ($0.3 million), (b) initial direct costs related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.2 million), (c) higher repairs and maintenance ($0.2 million) and (d) higher real estate taxes ($0.1 million) partially offset by (e) increased lease termination fees ($0.4 million).
The $3.0 million increase in same property operating income in the 2019 Period compared to the 2018 Period was primarily due to (a) increased lease termination fees ($2.5 million) and (b) increased base rent ($1.3 million), partially offset by (c) initial direct costs related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.5 million).
Liquidity and Capital Resources
Cash and cash equivalents totaled $52.3 million and $9.8 million at September 30, 2019 and 2018, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$82,098	$74,873
Net cash used in investing activities	(105,055)	(96,299)
Net cash provided by financing activities	60,648	20,289
Increase (decrease) in cash and cash equivalents	$37,691	$(1,137)

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $8.8 million increase in cash used in investing activities is primarily due to (a) development expenditures related to Glebe Road ($37.0 million) and (b) increased additions to real estate investments throughout the portfolio ($6.8 million) partially offset by (c) lower acquisitions of real estate investments ($36.3 million).
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. The Company had incurred costs totaling $237.3 million as of September 30, 2019. The remaining cost will be funded by a $157.0 million construction-to-permanent loan, which closed in 2017. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
Management believes that the Company’s capital resources, which at September 30, 2019 included cash balances of approximately $52.3 million and borrowing availability of approximately $296.3 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 322,534 and 303,252 shares under the DRIP at a weighted average discounted price of $52.08 and $50.78 per share, during the nine months ended September 30, 2019 and 2018, respectively. The Company issued 47,189 and 93,566 limited partnership units under the DRIP at a weighted average price of $52.77 and $50.61 per unit during the nine months ended September 30, 2019 and 2018, respectively. The Company also credited 3,370 and 5,298 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $52.09 and $50.49 per share, during the nine months ended September 30, 2019 and 2018, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2019.
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
At September 30, 2019, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of September 30, 2019, the applicable spread for borrowings is 135 basis points under the revolving credit facility and 130 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. As of September 30, 2019, based on the value of the Company’s unencumbered properties, approximately $296.3 million was available under the revolving credit facility, there was no outstanding balance and approximately $185,000 was committed for letters of credit.
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
As of September 30, 2019, the Company was in compliance with all such covenants.
Preferred Stock
On September 17, 2019, Saul Centers sold, in an underwritten public offering, 4.0 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”), providing net cash proceeds of approximately $96.8 million. The depositary shares may be redeemed in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. On September 23, 2019, Saul Centers sold, as a result of the exercise by the underwriters of their over-allotment option, an additional 0.4 million depositary shares of Series E Stock, providing net cash proceeds of approximately $9.5 million. On October 17, 2019, the Company used the proceeds from the Series E Stock offering to redeem the outstanding 4.2 million depositary shares of its Series C Stock, including all accumulated and unpaid distributions to, but not including the redemption date. In the fourth quarter, approximately $3.2 million of costs associated with the redemption were charged against Net income available to common stockholders. As a result of the overlap between the issuance of the Series E Stock and the redemption of the Series C Stock, the Company incurred $0.3 million of additional preferred stock dividends during the September 2019 quarter.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the 2019 Period, totaled $75.2 million, an increase of 8.5% compared to the 2018 Period. FFO for the 2019 Period increased primarily due to (a) higher lease termination fees in the core portfolio ($2.5 million), (b) extinguishment in 2018 of issuance costs upon redemption of preferred shares ($2.3 million), (c) higher base rent in the core portfolio ($1.3 million), and (d) lower preferred stock dividends ($0.2 million), partially offset by (e) the impact of the operations of 7316 Wisconsin Avenue ($0.5 million).
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net income	$15,328	$16,702	$49,155	$47,550
Subtract:
Gain on sale of property	—	—	—	(509)
Add:
Real estate depreciation and amortization	12,018	11,256	35,185	33,956
FFO	27,346	27,958	84,340	80,997
Subtract:
Extinguishment of issuance costs upon redemption of preferred shares	—	—	—	(2,328)
Preferred stock dividends	(3,210)	(2,953)	(9,116)	(9,309)
FFO available to common stockholders and noncontrolling interests	$24,136	$25,005	$75,224	$69,360
Weighted average shares:
Diluted weighted average common stock	23,121	22,501	22,993	22,336
Convertible limited partnership units	7,869	7,808	7,852	7,700
Average shares and units used to compute FFO per share	30,990	30,309	30,845	30,036
FFO per share available to common stockholders and noncontrolling interests	$0.78	$0.83	$2.44	$2.31

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
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
September 30, 2019	49	6	7,760,730	1,076,837	95.2%	91.9%
September 30, 2018	49	7	7,752,046	1,146,438	95.7%	90.6%
As of September 30, 2019, 94.8% of the Commercial portfolio was leased, compared to 95.0% at September 30, 2018. On a same property basis, 94.8% of the Commercial portfolio was leased, compared to 95.2% at September 30, 2018. As of September 30, 2019, the Residential portfolio was 97.9% leased compared to 95.7% at September 30, 2018.
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

			Average Base Rent per Square Foot
Three months ended September 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2019	179,919	54	$23.76	$24.17
2018	297,013	48	18.07	18.44

Additional information about the 2019 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	14	3	40
Square feet	26,452	20,757	153,467
Per square foot average annualized:
Base rent	$21.69	$22.99	$24.12
Tenant improvements	(4.55)	(5.37)	(0.29)
Leasing costs	(0.79)	(0.45)	(0.07)
Rent concessions	(0.14)	—	(0.04)
Effective rents	$16.21	$17.17	$23.72

During the three months ended September 30, 2019, the Company entered into 199 new or renewed apartment leases. The average monthly rent per square foot increased to $3.52 from $3.45. During the three months ended September 30, 2018, the Company entered into 190 new or renewed apartment leases. The average monthly rent per square foot decreased to $3.49 from $3.50.
As of December 31, 2018, 994,236 square feet of Commercial space was subject to leases scheduled to expire in 2019. Of those leases, as of September 30, 2019, leases representing 284,847 square feet of Commercial space have not yet renewed and are scheduled to expire over the next three months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	284,847
Average base rent per square foot	$24.11
Estimated market base rent per square foot	$23.41

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at September 30, 2019 was approximately $0.4 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of September 30, 2019, the Company had variable rate indebtedness totaling $75.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at September 30, 2019 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $0.8 million based on those balances. As of September 30, 2019, the Company had fixed-rate indebtedness totaling $948.1 million with a weighted average interest rate of 5.11%. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2019 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $49.9 million less than the carrying value.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019. Based on the foregoing, the Company’s Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
During the quarter ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2018 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board, Chief Executive Officer and President, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the
July 31, 2019 dividend distribution acquired 64,022 shares of common stock at a price of $53.66 per share and
13,406 limited partnership units at a price of $54.56 per unit. The limited partnership units were sold under Section 4(a)(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
On November 5, 2019, Saul Centers, Inc. (“Saul Centers”), through its operating partnership, Saul Holdings Limited Partnership (the “Operating Partnership” and, together with Saul Centers, the “Company”), entered into a contribution agreement with the B. F. Saul Real Estate Investment Trust (the “Trust”), one of several members of the organization controlled by Mr. B. Francis Saul II, Chairman of the Board of Directors, Chief Executive Officer and President of Saul Centers (collectively, the “Saul Organization”). Pursuant to the contribution agreement, the Trust has agreed to contribute to the Operating Partnership its fee simple interest in approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland (the “Contributed Property”). In light of the substantial relationships between the Company and members of the Saul Organization, including the Trust, and consistent with the 1993 Exclusivity and Right of First Refusal Agreement between the Company and the Saul Organization, which governs the proposed transaction, the independent members of the Company’s board of directors evaluated, negotiated and unanimously approved the Operating Partnership's acquisition of the Contributed Property pursuant to the terms of the contribution agreement.
The Company owns approximately 10.3 acres immediately north and adjacent to the Contributed Property. The contribution transaction will permit the Company to pursue a comprehensive, mixed-use development for the entire 18.4 acre assemblage (collectively, the “Twinbrook Quarter”) consistent with the Company’s strategy to seek growth opportunities in its Washington, D.C. metropolitan area Mixed-Use Portfolio through development. Approval for the Twinbrook Quarter development plan was obtained from the City of Rockville in May 2019 based upon an application previously jointly filed by the Company and the Trust. The approved zoning for Twinbrook Quarter allows development of 1,865 residential units, 472,950 gross square feet of retail space, and 431,440 gross square feet of office space. Of this total, the approved zoning on the Contributed Property allows for 918 residential units, 182,460 gross square feet of retail space and 234,340 gross square feet of office space. An 80,000 square foot anchor grocery store lease on the Contributed Property has been executed with Wegman’s. The total project build-out is projected to span over ten years from the start of construction, with a projected timeline subject to site plan approvals and building permits. Site plan documents are in process and scheduled to be filed in late 2019.
A proceeding challenging the validity of the approval of the Twinbrook Quarter development plan has been instituted by a local resident notorious for lodging similar challenges to other development approvals granted by the City of Rockville in recent years. The Company and the Trust believe that the challenge is without merit and intend to contest it vigorously. Nevertheless, the parties have agreed to escrow their respective closing deliverables in respect of the proposed contribution transaction pending receipt of a final, non-appealable resolution of the proceeding. The Contributed Property will be released from the escrow and transferred to the Operating Partnership (the “First Escrow Release”) on October 18, 2021, or such later date that is ten days after a final, non-appealable resolution of the proceeding, not favorable to the local resident, has been issued; an earlier release date may be jointly chosen by the parties if a final, non-appealable resolution of the proceeding, not favorable to the local resident, is issued earlier than October 18, 2021. The contribution agreement may be terminated if a final, non-appealable resolution of the proceeding, favorable to the local resident, is issued. Pending the final, non-appealable resolution of the proceeding, the parties expect to continue to collaborate in pursuing pre-development efforts with respect to Twinbrook Quarter.
In exchange for the Contributed Property, the Operating Partnership has placed into escrow for issuance to the Trust 1,416,071 units of limited partnership interest in the Operating Partnership (“OP Units”) at an agreed value of $56.00 per OP Unit, representing an aggregate value of $79.3 million for the Contributed Property. Subject to the First Escrow Release having occurred, half of the OP Units will be released from escrow (the “Second Escrow Release”) on the later of the date of the First Escrow Release or October 18, 2021, with the other half being released on the second anniversary of the Second Escrow Release, to be no earlier than October 18, 2023. Any OP Units released to the Trust may be converted into or exchanged for the Company’s common stock subject to the terms of the Company’s organizational documents.
The Company also has agreed to reimburse the Trust on the date of the First Escrow Release for its share of net operating income or loss from the Contributed Property from October 2019 and the pre-development expenses incurred in connection with the Twinbrook Quarter site plan submission for Phase I of the project from May 2019 through the date the Contributed Property is released from the escrow to the Operating Partnership.
The foregoing summary of the contribution agreement and the acquisition of the Contributed Property does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the contribution agreement, a copy of which will be filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2019.

Item 6.	Exhibits

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.	(a)	Schedule of Portfolio Properties (filed herewith).

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and
(v) the notes to the consolidated financial statements.

104.		Cover Page Interactive Data File (the Cover Page Interactive Data File is embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: November 7, 2019	/s/ B. Francis Saul II
B. Francis Saul II Chairman, Chief Executive Officer, and President

Date: November 7, 2019	/s/ Scott V. Schneider
Scott V. Schneider Executive Vice President, Chief Financial Officer (principal financial officer)

Date: November 7, 2019	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)