Form 10-K
period 2019-12-31
SAUL CENTERS INC
filed 2020-02-27
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (301) 986-6200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Trading symbol:
Common Stock, $0.01 Par Value	New York Stock Exchange	BFS
6.125% Series D Preferred Stock, $0.01 Par Value	New York Stock Exchange	BFS/PRD
6.000% Series E Preferred Stock, $0.01 Par Value	New York Stock Exchange	BFS/PRE

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
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of February 20, 2020 was 23.2 million.
At June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $723.3 million based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.
DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I
Cautionary Statement Regarding Forward-Looking Statements
Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “plans,” “intends,” “estimates,” “anticipates,” “expects,” “believes” or similar expressions in this Form 10-K. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. Certain factors that could cause actual results or events to differ materially from those we anticipate are described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•challenging domestic and global credit markets and their effect on discretionary spending;
•the ability of our tenants to pay rent;
•our reliance on shopping center “anchor” tenants and other significant tenants;
•our substantial relationships with members of The Saul Organization;
•risks of financing, such as increases in interest rates, restrictions imposed by our debt, our ability to meet existing financial covenants and our ability to consummate planned and additional financings on acceptable terms;
•our development activities;
•our access to additional capital;
•our ability to successfully complete additional acquisitions or redevelopments, or if they are consummated, whether such acquisitions or developments perform as expected;
•risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies, the relative illiquidity of real estate and environmental risks; and
•risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes to REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7).

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
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-centric, residential mixed-use projects in the Washington, D.C. metropolitan area. The Company’s operating strategy also includes improvement of the operating performance and internal growth of its Shopping Centers and will supplement its development of residential mixed-used projects with selective redevelopment and renovations of its core Shopping Centers.
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
As of December 31, 2019, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), six mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.

Organizational Structure
The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries. The following diagram depicts the Company’s organizational structure and beneficial ownership of the common and preferred stock of Saul Centers calculated pursuant to Rule 13d-3 of the Exchange Act as of December 31, 2019.

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

Management of the Current Portfolio Properties
The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 67 full-time equivalent employees at its headquarters office and 49 employees at its properties and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.
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
Principal Offices
The principal offices of the Company are located at 7501 Wisconsin Avenue, Suite 1500E, Bethesda, Maryland 20814-6522, and the Company’s telephone number is (301) 986-6200. The Company’s internet web address is www.saulcenters.com. Information contained on the Company’s website is not part of this report. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We intend to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer by providing such information on our website within four days after effecting any amendment to, or granting any waiver under, that code, and we will maintain such information on our website for at least twelve months. Alternatively, you may access these reports at the SEC’s website: www.sec.gov.
Policies with Respect to Certain Activities
The following is a discussion of the Company’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been determined by the Board of Directors and, in general, may be amended or revised from time to time by the Board of Directors without a vote of the Company’s stockholders.
Operating Strategy
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-centric, residential mixed-use projects in the Washington, D.C. metropolitan area. The Company’s operating strategy also includes improvement of the operating performance and internal growth of its Shopping Centers and will supplement its development of residential mixed-used projects with selective redevelopment and renovations of its core Shopping Centers.
The Company’s primary operating strategy is to focus on the management and development of (i) transit-centric, primarily residential mixed-use properties to achieve both cash flow growth and capital appreciation and (ii) community and neighborhood shopping center business. Community and neighborhood shopping centers typically provide reliable cash flow and steady long-term growth potential. Management actively manages its property portfolio by engaging in strategic leasing activities, tenant selection, lease negotiation and shopping center expansion and reconfiguration. The Company seeks to optimize its retail tenant mix by selecting tenants for its Shopping Centers and Mixed-Use Properties that provide a broad spectrum of goods and services, consistent with the role of community and neighborhood shopping centers as the source for day-to-day necessities.

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
Investment in Real Estate
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-centric, residential mixed-use projects in the Washington, D.C. metropolitan area. Construction of The Waycroft, a project with 491 apartment units and 60,000 square feet of retail space, is nearing substantial completion on North Glebe Road, within two blocks of the Ballston Metro Station, in Arlington, Virginia. The Company also has a development pipeline of zoned sites, either in its portfolio (some of which are currently shopping center operating properties) or under contract, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located adjacent to red line Metro stations in Montgomery County, Maryland.
The Company’s operating strategy also includes improvement of the operating performance and internal growth of its Shopping Centers and will supplement its development of residential mixed-used projects with selective redevelopment and renovations of its core Shopping Centers. It intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, generally anchor stores such as supermarkets, drug stores and fitness centers, as evidenced by the coming additions of a 69,000 square foot Giant Food at Seven Corners and a 36,000 square foot LA Fitness at Broadlands Village. Exclusive of four pads under development within Ashbrook Marketplace, the Company currently has signed leases or leases under negotiation for 12 pad sites within its core portfolio. The pad sites are expected to be completed and operational by late 2021.
In recent years, there has been a limited amount of quality properties for sale and pricing of those properties has escalated. Accordingly, management believes acquisition opportunities for investment in existing and new shopping center and mixed-use properties in the near future is uncertain. Nevertheless, because of the Company’s conservative capital structure, including its cash and capacity under its revolving credit facility, management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are identified and market conditions improve. (See “Item 1. Business - Capital Policies”.) It is management’s view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as integral parts of its overall business plan.

In evaluating a particular redevelopment, renovation, acquisition, or development, management will consider a variety of factors, including: (i) the location, size and accessibility of the property, with an emphasis on the Washington, D.C./Baltimore metropolitan area; (ii) the demographic characteristics of the community, as well as the local real estate market, including potential for growth and potential regulatory impediments to development; (iii) the purchase price; (iv) the non-financial terms of the transaction; (v) the “fit” of the property with the Company’s existing portfolio; (vi) the potential for, and current extent of, any environmental problems; (vii) the current and historical occupancy rates of the property or any comparable or competing properties in the same market; (viii) the quality of construction and design and the current physical condition of the property; (ix) the financial and other characteristics of existing tenants and the terms of existing leases; and (x) the potential for capital appreciation.
Although it is management’s present intention to concentrate future acquisition and development activities on transit-centric, primarily residential mixed-use properties in the Washington, D.C./Baltimore metropolitan area, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. The Company plans to continue to diversify in terms of property types, locations, size and market, and it does not set any limit on the amount or percentage of assets that may be invested in any one property or any one geographic area.
The Company intends to engage in such future investment and development activities in a manner that enables the Company to qualify and maintain its status as a REIT for federal income tax purposes and that will not cause the Company to be regulated as an investment company under the Investment Company Act of 1940, as amended. Equity investments in acquired properties may be subject to existing mortgage financings and other indebtedness or to new indebtedness which may be incurred in connection with acquiring or refinancing these investments.
Investments in Real Estate Mortgages
While the Company’s current portfolio and business objectives emphasize equity investments in transit centric, residential mixed-use properties, neighborhood shopping centers, and other mixed-use properties, the Company may, at the discretion of the Board of Directors, invest in mortgages, participating or convertible mortgages, deeds of trust and other types of real estate interests consistent with its qualification as a REIT. The Company does not presently invest, nor does it intend to invest, in real estate mortgages.
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
Dispositions
The Company may elect to dispose of properties if, based upon management’s periodic review of the Company’s portfolio, the Board of Directors determines that such action would be in the best interest of the Company’s stockholders.
Capital Policies
The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the

Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2019.
The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company’s debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt capitalization policy based on such a reevaluation, without shareholder approval, and may increase or decrease the Company’s debt to total asset ratio above or below 50% or may waive the policy for certain periods of time, subject to maintaining compliance with financial covenants contained within existing debt agreements. The Company selectively refinances or renegotiates the terms of its outstanding debt in order to extend maturities and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable.
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
Competition
As an owner of, or investor in, transit centric residential mixed-use properties, community and neighborhood shopping centers, and other mixed-use properties, the Company is subject to competition from an indeterminate number of companies in connection with the acquisition, development, ownership and leasing of similar properties. These investors include investors with access to significant capital, such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds.
Competition may reduce the number of properties available for acquisition or development or increase the price for raw land or developed properties of the type in which the Company invests. The Company faces competition in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If tenants decide not to renew or extend their leases upon expiration, the Company may not be able to re-let the space. Even if the tenants do renew or the Company can re-let the space, the terms of renewal or re-letting, including the cost of required renovations, may be less favorable than current lease terms or than expectations for the space. This risk may be magnified if the properties owned by our competitors have lower occupancy rates than the Company’s properties. As a result, these competitors may be willing to make space available at lower prices than the space in the Current Portfolio Properties.
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
Finally, retailers at our Shopping Centers face increasing competition from outlet stores, online retailers, discount shopping clubs and other forms of marketing goods, such as direct mail, internet marketing and telemarketing. This competition may reduce percentage rents payable to us and may contribute to lease defaults or insolvency of tenants.
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
Recent Developments
J. Page Lansdale tendered his resignation as President and Chief Operating Officer of the Company effective September 30, 2019. Mr. Lansdale remains a member of the Company’s Board of Directors and a consultant to the Company. Mr. Lansdale’s resignation was not in connection with any disagreements with the Company about any matter. On October 1, 2019, the Board of Directors appointed B. Francis Saul II as President, effective immediately. In addition, the Company promoted each of Christopher H. Netter, Scott V. Schneider and D. Todd Pearson to the position of Executive Vice President.
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing The Waycroft, a project with 491 apartment units and 60,000 square feet of retail space on 2.8 acres of land. Exterior and below grade construction is substantially complete. Public area finishes and approximately 50% of the apartment units are expected to be completed in April 2020, with apartment occupancy projected during the second quarter of 2020. The remaining units are expected to be approved for occupancy by mid-second quarter. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, plus approximately $20.4 million of capitalized interest. A portion of the cost is being financed with a $157.0 million construction-to-permanent loan. Including approximately $17.1 million of capitalized interest and costs of $12.1 million which are accrued and unpaid, costs incurred through December 31, 2019 total approximately $255.4 million, of which $110.2 million has been financed by the loan. Leases have been executed for a 41,500 square foot Target and 12,600 square feet of retail shop space, resulting in approximately 90% of the planned retail space being leased. Target is scheduled to begin operating in July 2020.
Albertson's/Safeway is currently a tenant at seven of the Company's shopping centers, two locations of which are subleased to other grocers. In February 2017, the Company terminated the lease with Albertson's/Safeway at Broadlands Village. The Company executed a lease with Aldi Food Market for 20,000 square feet of this space, which opened in November 2017, and has executed a lease with LA Fitness for substantially all of the remaining space. The fitness center is finalizing construction and projected to open for business by March 2020.
In the fourth quarter of 2018, the Company substantially completed construction of the shell of a 16,000 square foot small shop expansion at Burtonsville Town Square and construction of interior improvements is underway. Delivery of the first leased tenant spaces occurred in late 2018, and tenant openings began in the first quarter of 2019. The total development cost is expected to be approximately $5.7 million. Leases have been executed for approximately 79% of the space and the Company has prospects for the remaining portion. In addition, a lease has been executed with Taco Bell who commenced construction in January 2020 of a free-standing building on a pad site within the property.

In May 2018, the Company acquired from the Saul Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company has substantially completed construction of Ashbrook Marketplace, an approximately 86,000 square foot neighborhood shopping center. A 29,000 square foot Lidl grocery store opened in November 2019, and the shopping center is 100% leased as of February 2020. Small shops are scheduled to begin opening for business by April 2020, with additional tenants opening throughout 2020. Upon stabilization in 2021, the Company may be obligated to issue additional limited partnership units to the Saul Trust.
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The purchase price was funded through the Company's revolving credit facility. The Company has completed development plans for the combined property for the development of up to 366 apartment units and 10,300 square feet of retail space. In July 2019, the Montgomery County Planning Commission unanimously approved the Company's site plan. Design and construction documents are being prepared and a site plan amendment has been submitted incorporating final design parameters. Additional approvals from the Washington Metropolitan Area Transit Authority and the Maryland Transit Administration are in process and are expected to be received by the fourth quarter of 2020. The Company has executed lease termination agreements with the final office tenants and, effective September 1, 2019, the asset was removed from service and transferred to construction in progress.
On November 5, 2019, the Company entered into an agreement (the "Contribution Agreement") to acquire from the Saul Trust, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland (the “Contributed Property”). In exchange for the Contributed Property, the Company will issue to the Saul Trust 1,416,071 limited partnership units in the Operating Partnership (“OP Units”) at an agreed upon value of $56.00 per OP Unit, representing an aggregate value of $79.3 million for the Contributed Property. Deed to the Contributed Property and the OP Units have been placed in escrow until certain conditions of the Contribution Agreement are satisfied. The Contribution Agreement is attached hereto as Exhibit 10.(w).
The Company, as contract purchaser, has filed with the City of Rockville a site plan for Phase I of the Twinbrook Quarter development and is conducting community hearings and awaiting design review committee comments on its plan. The plan includes an 80,000 square foot Wegmans grocery store, 29,000 square feet of retail shop space, 460 residential units and 237,000 square feet of office space. The phasing of these improvements and the timing of construction will depend on removal of contingencies, final site plan approval, building permit approval and market conditions. The total development potential of this 8.1 acre site, when combined with the Company’s adjacent 10.3 acre site, totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
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
We may be unable to collect balances due from tenants that file for bankruptcy protection.
If a tenant or lease guarantor files for bankruptcy, we may not be able to collect all pre-petition amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate our lease in which event we would have a general unsecured claim that would likely be for less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition and results of operations.
Our ability to increase our net income depends on the success and continued presence of our shopping center “anchor” tenants and other significant tenants.
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.7% of our total revenue for the year ended December 31, 2019. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.
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
Influence of Officers, Directors and Significant Stockholders.
Three of our executive officers, Mr. B. F. Saul II, our Executive Vice President of Real Estate, Todd Pearson, and our Executive Vice President-Chief Legal and Administrative Officer, Christine Nicolaides Kearns, are members of the Saul Organization, and persons associated with the Saul Organization constitute five of the eleven members of our Board of Directors. In addition, as of December 31, 2019, Mr. B. F. Saul II had the potential to exercise control over 10,135,509 shares of our common stock representing 43.8% of our issued and outstanding shares of common stock. Mr. B. F. Saul II also beneficially owned, as of December 31, 2019, 7,886,916 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2019, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 37.8% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2019, approximately 925,000 of the 7,886,916 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. B. F. Saul II and members of the Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.
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
Management Time.
Our Chief Executive Officer and President, Executive Vice President of Real Estate, Executive Vice President-Chief Legal and Administrative Officer and Senior Vice President-Chief Accounting Officer are also officers of various entities of the Saul Organization. Although we believe that these officers spend sufficient management time to meet their responsibilities as our officers, the amount of management time devoted to us will depend on our specific circumstances at any given point in time. As a result, in a given period, these officers may spend less than a majority of their management time on our matters. Over extended periods of time, we believe that our Chief Executive Officer and President will spend less than a majority of his management time on Company matters, while our Executive Vice President of Real Estate, Executive Vice President-Chief Legal and Administrative Officer and Senior Vice President-Chief Accounting Officer may or may not spend less than a majority of their time on our matters.
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
On November 5, 2019, the Company entered into the Contribution Agreement to acquire from the Saul Trust, the Contributed Property. In exchange for the Contributed Property, the Company will issue to the Saul Trust 1,416,071 OP Units at an agreed upon value of $56.00 per OP Unit, representing an aggregate value of $79.3 million for the Contributed Property. Deed to the Contributed Property and the OP Units have been placed in escrow until certain conditions of the Contribution Agreement are satisfied.
Shared Services.
We share with the Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2019, are charges totaling $8.4 million, net, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by the Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and the Saul Organization, we have not obtained a third party appraisal of the value of these services.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $399,600 for the year ended December 31, 2019.
Related Party Rents.
We sublease space for our corporate headquarters from a member of the Saul Organization, the building of which is owned by another member of the Saul Organization. The lease commenced in March 2002 and expires in February 2022. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2019 was $806,500. Although the Company believes that this lease has terms comparable to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.
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

Loss of our key management could adversely affect performance and the value of our common shares.

We are dependent on the efforts of our key management. Although we believe qualified replacements could be found for any departures of key executives, the loss of their services could adversely affect our performance and the value of our common stock.
The amount of debt we have and the restrictions imposed by that debt could adversely affect our business and financial condition.
As of December 31, 2019, we had approximately $1.1 billion of debt outstanding, $938.4 million of which was long-term fixed-rate debt secured by 34 of our properties and $162.5 million of which was variable-rate debt due under our credit facility.
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
As of December 31, 2019, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

The market value of our debt and equity securities is subject to various factors that may cause significant fluctuations or volatility.

As with other publicly traded securities, the market price of our debt and equity securities depends on various factors, which may change from time to time and/or may be unrelated to our financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors include, among others:
•general economic and financial market conditions;
•level and trend of interest rates;
•our ability to access the capital markets to raise additional capital;
•the issuance of additional equity or debt securities;
•changes in our funds from operations (“FFO”) or earnings estimates;
•changes in our credit or analyst ratings;

•our financial condition and performance;
•market perception of our business compared to other REITs; and
•market perception of REITs, in general, compared to other investment alternatives.

The phase-out of LIBOR could affect interest rates under our variable rate debt and interest rate swap arrangements.

LIBOR is used as a reference rate for our revolving credit facility, certain mortgage payables, and in our interest rate swap arrangements. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist at that time, if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or if SOFR, or another alternative rate reference rate, attains market traction as a LIBOR replacement. If LIBOR ceases to exist, we will need to agree upon a benchmark replacement index with the bank, and as such the interest rate on our revolving credit facility and certain mortgage payables may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.
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

Developments, redevelopments and acquisitions may fail to perform as expected.
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

Natural disasters and climate change could have an adverse impact on our cash flow and operating results.

Climate change may add to the unpredictability and frequency of natural disasters and severe weather conditions and create additional uncertainty as to future trends and exposures. Certain of our operations are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, droughts, snow storms, floods and fires.  The impact of climate change or the occurrence of natural disasters can delay new development projects, increase investment costs to repair or replace damaged properties, increase operating costs, create additional investment costs to make improvements to existing properties to comply with climate change regulations, increase future property insurance costs, and negatively impact the tenant demand for space.  If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from these events, our earnings, liquidity or capital resources could be adversely affected.
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
As of December 31, 2019, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 37.8% in value of all our issued and outstanding equity securities. In addition, members of the Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.
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
Item 1B. Unresolved Staff Comments
We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2019 that remain unresolved.
Item 2. Properties
Overview
As of December 31, 2019, the Company is the owner, developer and operator of a real estate portfolio composed of 56 operating properties, totaling approximately 9.3 million square feet of gross leasable area (“GLA”), and four development parcels. The properties are located primarily in the Washington, D.C./Baltimore, Maryland metropolitan area. The operating property portfolio is composed of 50 neighborhood and community Shopping Centers, and six predominantly Mixed-Use Properties totaling approximately 7.8 million and 1.5 million square feet of GLA, respectively. No single property accounted for more than 6.5% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants and offer primarily day-to-day necessities and services. Thirty-three of the Shopping Centers were anchored by a grocery store. One tenant, Giant Food (4.7%), a tenant at ten Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2019.
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's commercial properties (all properties except for the Clarendon Center and Park Van Ness apartments). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Year ended December 31,
	2019	2018	2017	2016	2015
Base rent	$19.91	$20.13	$19.49	$18.73	$18.52
Effective rent	$18.08	$18.20	$17.67	$16.95	$16.81

The Company expects to hold its properties as long-term investments and it has no maximum period for retention of any investment. It plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant. See “Item 1. Business—Operating Strategies” and “Business—Capital Policies.”

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
In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2019 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 15,800 and 97,400, respectively. The 2019 average household income within a one- and three-mile radius of the Shopping Centers is approximately $125,500 and $129,400, respectively, compared to a national average of $87,400. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.
The Shopping Center properties range in size from approximately 19,000 to 573,500 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 157,100 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Thirty-three of the Shopping Centers are anchored by a grocery store.
Lease Expirations of Shopping Center Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers that the Company owned as of December 31, 2019, for each of the next ten years beginning with 2020, assuming that none of the tenants exercise renewal options and excluding an aggregate of 351,862 square feet of unleased space, which represented 4.5% of the GLA of the Shopping Centers as of December 31, 2019.
Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2020	658,363	sf	8.4%	$13,431,264	10.3%	$20.40
2021	1,048,427		13.3%	18,188,189	13.9%	17.35
2022	1,077,150		13.7%	20,236,770	15.5%	18.79
2023	1,080,850		13.8%	20,193,110	15.4%	18.68
2024	899,959		11.5%	17,800,364	13.6%	19.78
2025	646,164		8.2%	11,146,965	8.5%	17.25
2026	273,577		3.5%	5,371,679	4.1%	19.63
2027	167,489		2.1%	4,544,327	3.5%	27.13
2028	468,915		6.0%	3,743,445	2.9%	7.98
2029	584,466		7.4%	8,555,187	6.5%	14.64
Thereafter	598,053		7.6%	7,662,500	5.8%	12.81
Total	7,503,413	sf	95.5%	$130,873,800	100.0%	17.44

(1)	Calculated using annualized contractual base rent payable as of December 31, 2019 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.

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
Lease Expirations of Mixed-Use Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2019, for each of the next ten years beginning with 2020, assuming that none of the tenants exercise renewal options and excluding an aggregate of 90,485 square feet of unleased office and retail space, which represented 8.4% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2019.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2020	87,871	sf	8.2%	$3,205,093	8.5%	$36.47
2021	117,340		10.9%	5,127,167	13.5%	43.69
2022	113,991		10.6%	4,449,065	11.7%	39.03
2023	162,931		15.1%	7,763,419	20.5%	47.65
2024	119,440		11.1%	6,325,203	16.7%	52.96
2025	43,257		4.0%	1,090,029	2.9%	25.20
2026	65,923		6.1%	4,476,682	11.8%	67.91
2027	49,746		4.6%	1,413,128	3.7%	28.41
2028	35,374		3.3%	1,405,071	3.7%	39.72
2029	47,644		4.4%	997,287	2.6%	20.93
Thereafter	142,835		13.3%	1,686,488	4.4%	11.81
Total	986,352	sf	91.6%	$37,938,632	100.0%	38.46

(1)	Calculated using annualized contractual base rent payable as of December 31, 2019, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
As of December 31, 2019, the Company had 496 apartment leases, 402 of which will expire in 2020 and 94 of which will expire in 2021. Annual base rent due under these leases is $10.3 million and $1.0 million for the years ending December 31, 2020 and 2021, respectively.

Current Portfolio Properties
The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2019	2018	2017	2016	2015	Anchor / Significant Tenants
Shopping Centers
Ashbrook Marketplace	Ashburn, VA	78,453	2018 (2019)	13.7	92%	N/A	N/A	N/A	N/A	Lidl, Planet Fitness, Starbucks, Dunkin Donuts, Valvoline, Cafe Rio, McAllisters Deli
Ashburn Village	Ashburn, VA	221,596	1994-2006	26.4	97%	97%	94%	91%	95%	Giant Food, Hallmark, McDonald's, Burger King, Dunkin Donuts, Kinder Care, Blue Ridge Grill
Ashland Square Phase I	Dumfries, VA	23,120	2007	2.0	100%	100%	100%	100%	100%	Capital One Bank, CVS Pharmacy, The All American Steakhouse
Beacon Center	Alexandria, VA	356,971	1972 (1993/99/07)	32.3	100%	100%	100%	100%	100%	Lowe's Home Improvement Center, Giant Food, Home Goods, Outback Steakhouse, Marshalls, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave's, Chipotle, Capital One Bank
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	100%	100%	100%	BJ's Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	99%	96%	95%	95%	100%	Publix, Wells Fargo, Palm Beach Fitness, Anthony's Clothing
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	100%	100%	100%	100%	100%	Panera Bread, Party City, Petco, Capital One Bank
Briggs Chaney MarketPlace	Silver Spring, MD	194,258	2004	18.2	96%	92%	100%	98%	99%	Global Food, Ross Dress For Less, Advance Auto Parts, McDonald's, Dunkin Donuts, Enterprise Rent-A-Car, Dollar Tree, Dollar General, Salon Plaza
Broadlands Village	Ashburn, VA	174,438	2003-2006	24.0	98%	98%	77%	100%	98%	Aldi Grocery, The All American Steakhouse, Bonefish Grill, Dollar Tree, Starbucks, Minnieland Day Care, Capital One Bank, LA Fitness
Burtonsville Town Square	Burtonsville, MD	138,021	2017	26.3	98%	100%	100%	N/A	N/A	Giant Food, Petco, Starbucks, Greene Turtle, Capital One Bank, CVS Pharmacy, Roy Rogers, Mr. Tire, Taco Bell
Countryside Marketplace	Sterling, VA	138,804	2004	16.0	95%	96%	94%	94%	93%	Safeway, CVS Pharmacy, Starbucks, McDonald's, 7-Eleven
Cranberry Square	Westminster, MD	141,450	2011	18.9	96%	97%	100%	100%	97%	Giant Food, Staples, Party City, Pier 1 Imports, Jos. A. Bank, Wendy's, Giant Gas Station
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	94%	96%	87%	92%	92%	Publix, Subway, Orange Theory, Anytime Fitness
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	100%	100%	100%	Chase Bank, Bank of America
French Market	Oklahoma City, OK	246,148	1974 (1984/98)	13.8	97%	96%	97%	98%	98%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Petco, The Tile Shop, Lakeshore Learning Center, Dollar Tree, Verizon, Raising Cane's
Germantown	Germantown, MD	18,982	1992	2.7	100%	100%	100%	100%	100%	CVS Pharmacy, Jiffy Lube
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	97%	96%	96%	97%	95%	Safeway, The All American Steakhouse, Panera Bread, Five Guys, Chipotle
Great Falls Center	Great Falls, VA	91,666	2008	11.0	98%	100%	100%	98%	100%	Safeway, CVS Pharmacy, Capital One Bank, Starbucks, Subway, Long & Foster
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	100%	100%	100%	Mega Mart, Starbucks, Chuck E. Cheese's, Sardi's Chicken, Capital One Bank, Kool Smiles, Wells Fargo

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2019	2018	2017	2016	2015	Anchor / Significant Tenants
Shopping Centers (Continued)
Hunt Club Corners	Apopka, FL	107,103	2006	13.9	100%	97%	93%	97%	94%	Publix, Pet Supermarket, Sprint
Jamestown Place	Altamonte Springs, FL	96,201	2005	10.9	100%	100%	93%	95%	90%	Publix, Carrabas Italian Grill, Orlando Health
Kentlands Square I	Gaithersburg, MD	114,381	2002	11.5	100%	98%	98%	98%	100%	Lowe's Home Improvement Center, Chipotle
Kentlands Square II	Gaithersburg, MD	253,052	2011, 2013	23.4	99%	99%	57%	100%	100%	Giant Food, At Home, Party City, Panera Bread, Not Your Average Joe's, Hallmark, Chick-Fil-A, Coal Fire Pizza, Cava Mezza Grill, Zengo Cycle, Fleet Feet
Kentlands Place	Gaithersburg, MD	40,697	2005	3.4	93%	93%	93%	100%	96%	Mynd Spa, Bonefish Grill
Lansdowne Town Center	Leesburg, VA	189,422	2006	23.4	90%	96%	93%	88%	89%	Harris Teeter, CVS Pharmacy, Panera Bread, Starbucks, Capital One Bank, Ford's Oyster House, Fusion Learning, Chick-Fil-A
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	90%	100%	95%	95%	100%	CVS Pharmacy, Party Depot, FedEx Office, Capital One Bank, Five Guys
Lumberton Plaza	Lumberton, NJ	192,718	1975 (1992/96)	23.3	68%	70%	84%	91%	90%	Aldi, Rite Aid, Family Dollar, Retro Fitness, Big Lots, Pet Valu, Burger King
Metro Pike Center	Rockville, MD	67,488	2010	4.6	65%	69%	67%	69%	89%	McDonald's, Dunkin Donuts, 7-Eleven, Palm Beach Tan, Mattress Warehouse, Salvation Army
Shops at Monocacy	Frederick, MD	111,316	2004	13.0	99%	99%	99%	100%	100%	Giant Food, Giant Gas Station, Panera Bread, Five Guys, California Tortilla, Firehouse Subs, Comcast
Northrock	Warrenton, VA	100,032	2009	15.4	100%	100%	99%	99%	92%	Harris Teeter, Longhorn Steakhouse, Ledo's Pizza, Capital One Bank, Jos. A. Bank, Novant Health
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	96%	96%	99%	97%	97%	Safeway, Advance Auto Parts, Dollar Tree, McDonald's, Wendy's, Ledo's Pizza
Olney	Olney, MD	53,765	1975 (1990)	3.7	93%	94%	92%	90%	97%	Walgreens, Olney Grill, Ledo's Pizza, Popeye's, Sardi's Fusion
Orchard Park	Dunwoody, GA	87,365	2007	10.5	99%	100%	98%	97%	98%	Kroger, Subway, Jett Ferry Dental
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	100%	100%	94%	100%	98%	Publix, Duffy's Sports Grill, Toojay's Deli, The Tile Shop, Rockler Tools, Humana Health, Sola Salons
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	97%	92%	100%	100%	99%	Giant Food, Dominos, Bank of America
11503 Rockville Pike/5541 Nicholson Lane	Rockville, MD	40,249	2010/2012	3.0	61%	61%	61%	63%	63%	Dr. Boyd's Pet Resort, Metropolitan Emergency Animal Clinic
1500/1580/1582/ 1584 Rockville Pike	Rockville, MD	110,128	2012/2014	10.3	97%	93%	96%	87%	90%	Party City, CVS Pharmacy, Sheffield Furniture
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	99%	99%	98%	98%	95%	Publix, Earth Origins Health Food, Petco, Planet Fitness, Vision Works
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	100%	100%	100%	94%	95%	Resort Quest, Armand's Pizza, Candy Kitchen, Summer Salts, Fin's Alehouse
Seven Corners	Falls Church, VA	573,481	1973 (1994)	31.6	99%	100%	100%	100%	100%
The Home Depot, Giant Food, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, Off-Broadway Shoes, JoAnn Fabrics, Starbucks, Dogfishhead Ale House, Red Robin Gourmet Burgers, Chipotle, Wendy's, Burlington Coat Factory, Mattress Warehouse,
J. P. Morgan Chase

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2019	2018	2017	2016	2015	Anchor / Significant Tenants
Shopping Centers (Continued)
Severna Park Marketplace	Severna Park, MD		254,011	2011	20.6	100%	100%	100%	98%	100%	Giant Food, Kohl's, Office Depot, A.C. Moore, Goodyear, Chipotle, McDonald's, Jos. A. Bank, Sprint, Five Guys, Unleashed (Petco), Mod Pizza, Jersey Mike's, Bath & Body Works, Wells Fargo
Shops at Fairfax	Fairfax, VA		68,762	1975 (1993/99)	6.7	98%	100%	97%	97%	100%	99 Ranch
Smallwood Village Center	Waldorf, MD		173,341	2006	25.1	77%	79%	83%	80%	69%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD		485,628	1972 (1986)	39.8	97%	100%	99%	98%	95%
The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot, The Tile Shop, Mercy Health Care, Massage Envy, Potbelly, Capital One Bank, Chipotle, Banfield Pet Hospital, Glory Days Grill, Bank of America

Southside Plaza	Richmond, VA		371,761	1972	32.8	92%	89%	91%	91%	98%	Super Fresh, Maxway, Citi Trends, City of Richmond, McDonald's, Burger King, Kool Smiles
South Dekalb Plaza	Atlanta, GA		163,418	1976	14.6	87%	93%	89%	88%	91%	Big Lots, Emory Clinic, Roses, Deal $
Thruway	Winston-Salem, NC		365,816	1972 (1997)	31.5	95%	96%	95%	98%	96%
Harris Teeter, Trader Joe's, Stein Mart, Talbots, Hanes Brands, Jos. A. Bank, Bonefish Grill, Chico's, Loft, FedEx Office, Plow & Hearth, New Balance, Aveda Salon, Carter's Kids, McDonald's, Chick-Fil-A, Wells Fargo Bank, Francesca's Collections, Great Outdoor Provision Company, White House / Black Market, Soma, J. Crew, Chop't, Lululemon, Orange Theory, Athleta

Village Center	Centreville, VA		145,651	1990	17.2	98%	98%	98%	95%	94%	Giant Food, Tuesday Morning, Starbucks, McDonald's, Pet Supplies Plus, Bikram Yoga, Capital One Bank, BB&T Bank
Westview Village	Frederick, MD		101,058	2009	11.6	97%	99%	95%	100%	100%	Silver Diner, Sleepy's, Music & Arts, Firehouse Subs, CiCi's Pizza, Café Rio, Five Guys, Regus, Krispy Kreme, Wendy's
White Oak	Silver Spring, MD		480,676	1972 (1993)	27.9	100%	99%	100%	100%	99%	Giant Food, Sears, Walgreens, Boston Market, Sarku Japan
Total Shopping Centers		(3)	7,855,275		766.9	95.5%	96.0%	94.3%	96.1%	96.2%

Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD		390,683	1981-2000	37.1	91%	90%	88%	83%	84%	General Services Administration, Gene Dx, Inc., American Type Culture Collection, Inc.
Clarendon Center-North Block	Arlington, VA		108,386	2010	0.6	86%	100%	100%	99%	96%	AT&T Mobility, Dunkin Donuts, Airline Reporting Corporation
Clarendon Center-South Block	Arlington, VA		104,894	2010	1.3	97%	97%	100%	100%	100%	Trader Joe's, Circa, Burke & Herbert Bank, Bracket Room, South Block Blends, Winston Partners, Keppler Speakers Bureau, ECG Management Co., Leadership Institute, Capital One Bank, Massage Envy

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2019		2018		2017		2016		2015		Anchor / Significant Tenants
Mixed-Use Properties (Continued)
Clarendon Center Residential-South Block (244 units)			188,671	2010		95%		100%		96%		97%		99%
Park Van Ness-Residential (271 units)	Washington, DC		214,600	2016	1.4	97%		97%		96%		73%		N/A
Park Van Ness-Retail	Washington, DC		8,847	2016		100%		100%		100%		100%		N/A		Uptown Market, Sfoglina Pasta House
601 Pennsylvania Ave.	Washington, DC		227,651	1973 (1986)	1.0	94%		98%		100%		98%		98%		National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Capital Grille, Michael Best & Friedrich LLP
Washington Square	Alexandria, VA		236,376	1975 (2000)	2.0	90%		91%		94%		89%		95%		Freeman Expositions, Academy of Managed Care Pharmacy, Cooper Carry, National PACE Association, Marketing General, Alexandria Economic Development, Trader Joe's, FedEx Office, Talbots, Virginia ABC
Total Mixed Use Properties		(3)	1,480,108		43.4	91.6%	(2)	93.6%	(2)	94.5%	(2)	91.0%	(2)	92.2%	(2)
Total Portfolio		(3)	9,335,383		810.3	95.0%	(2)	95.7%	(2)	94.3%	(2)	95.5%	(2)	95.7%	(2)
Land and Development Parcels
7316 Wisconsin Avenue	Bethesda, MD			2018	0.6
Planned development of a mixed-use building with up to 366 apartment units and 10,300 square feet of retail space. Demolition of existing improvements is expected to begin in 2020, pending issuance of permits.

Ashland Square Phase II	Manassas, VA			2004	17.3			Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
The Waycroft	Arlington, VA			2014-2016	2.8			Construction of a 491-unit residential project with 60,000 square feet of retail space is currently in process.
New Market	New Market, MD			2005	35.5			Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.
Total Development Properties					56.2

(1)
Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments. Includes only operating properties owned as of December 31, 2019. As such, prior year totals do not agree to prior year tables.

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
Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS.”
Holders
The approximate number of holders of record of the common stock was 128 as of February 20, 2020. Many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends and Distributions
Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed more than the required amount in 2019 and 2018. See Notes to Consolidated Financial Statements, No. 13, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.
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
Acquisition of Equity Securities by the Saul Organization
Through participation in the Company’s Dividend Reinvestment Plan, during the quarter ended December 31, 2019, (a) B. Francis Saul II, the Company’s Chairman of the Board, Chief Executive Officer, and President (b) his spouse, (c) the Saul Trust and B. F. Saul Company, for each of which Mr. B. F. Saul II serves as either President or Chairman, and (d) B. F. Saul Property Company, Avenel Executive Park Phase II, LLC, SHLP Unit Acquisition Corp. and Dearborn, LLC, which are wholly-owned subsidiaries of either B. F. Saul Company or the Saul Trust, acquired an aggregate of 65,293 shares of common stock and 13,747 limited partnership units at an average price of $53.00 per share/unit, in respect of the October 31, 2019 dividend distribution. Such limited partnership units were issued in reliance on Section 4(a)(2) of the Securities Act of 1933.
No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph
Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Financial Times Stock Exchange Group National Association of Real Estate Investment Trust Equity Index (“FTSE NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on December 31, 2014.

	Period Ended
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Saul Centers, Inc. [1]	$100.00	$92.51	$124.16	$118.92	$94.56	$110.00
S&P 500 [2]	$100.00	$101.38	$113.51	$138.29	$132.23	$173.34
Russell 2000 [3]	$100.00	$95.59	$115.95	$132.94	$118.30	$148.49
FTSE NAREIT Equity [4]	$100.00	$103.20	$111.99	$117.84	$112.39	$141.61

[1] Source: S&P Capital I.Q.
[2] Source: Bloomberg
[3] Source: FTSE Russell
[4] Source: FTSE National Association of Real Estate Investment Trusts

Item 6. Selected Financial Data
The selected financial data of the Company contained herein has been derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA
	Years Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Operating Data:
Total revenue	$231,525	$227,219	$226,299	$215,524	$208,111
Total expenses	(166,893)	(164,666)	(165,701)	(159,811)	(155,181)
Change in fair value of derivatives	(436)	(3)	70	(6)	(10)
Gains on sales of properties	—	509	—	1,013	11
Net income	64,196	63,059	60,668	56,720	52,931
Income attributable to noncontrolling interests	(12,473)	(12,505)	(12,411)	(11,441)	(10,463)
Net income attributable to Saul Centers, Inc.	51,723	50,554	48,257	45,279	42,468
Preferred stock dividends	(12,235)	(12,262)	(12,375)	(12,375)	(12,375)
Extinguishment of issuance costs upon redemption of preferred shares	(3,235)	(2,328)	—	—	—
Net income available to common stockholders	$36,253	$35,964	$35,882	$32,904	$30,093
Per Share Data (diluted):
Net income available to common stockholders	$1.57	$1.60	$1.63	$1.52	$1.42
Basic and Diluted Shares Outstanding:
Weighted average common shares - basic	23,009	22,383	21,901	21,505	21,127
Effect of dilutive options	44	42	107	110	69
Weighted average common shares - diluted	23,053	22,425	22,008	21,615	21,196
Weighted average convertible limited partnership units	7,860	7,731	7,503	7,375	7,253
Weighted average common shares and fully converted limited partnership units - diluted	30,913	30,156	29,511	28,990	28,449
Dividends Paid:
Cash dividends to common stockholders (1)	$48,568	$46,306	$44,576	$39,472	$35,645
Cash dividends per share	$2.12	$2.08	$2.04	$1.84	$1.69
Balance Sheet Data:
Real estate investments (net of accumulated depreciation)	$1,518,123	$1,422,647	$1,315,034	$1,242,534	$1,197,340
Total assets	1,618,340	1,527,489	1,422,452	1,343,025	1,295,408
Total debt, including accrued interest	1,094,715	1,025,255	962,162	903,709	869,652
Preferred stock	185,000	180,000	180,000	180,000	180,000
Total equity	443,356	425,220	393,103	373,249	353,727

SELECTED FINANCIAL DATA
	Years Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Other Data
Cash flow provided by (used in):
Operating activities	$115,383	$110,339	$103,450	$89,090	$88,896
Investing activities	$(135,663)	$(128,650)	$(113,306)	$(86,274)	$(69,587)
Financing activities	$19,607	$21,981	$12,442	$(4,497)	$(21,434)
Funds from operations (2):
Net income	$64,196	$63,059	$60,668	$56,720	$52,931
Real property depreciation and amortization	46,333	45,861	45,694	44,417	43,270
Gain on sale of property	—	(509)	—	(1,013)	(11)
Funds from operations	110,529	108,411	106,362	100,124	96,190
Preferred stock dividends	(12,235)	(12,262)	(12,375)	(12,375)	(12,375)
Extinguishment of issuance costs upon redemption of preferred shares	(3,235)	(2,328)	—	—	—
Funds from operations available to common stockholders and noncontrolling interests	$95,059	$93,821	$93,987	$87,749	$83,815

1)	During 2019, 2018, 2017, 2016, and 2015, shareholders reinvested $22.5 million, $28.8 million,
$15.8 million, $10.3 million and $10.6 million, respectively, in newly issued common stock through the Company’s dividend reinvestment plan.

2)	Funds from operations (FFO) is a non-GAAP financial measure and is defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 37, discusses the Company’s results of operations for the past two years. Beginning on page 42, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 46, the Company discusses funds from operations, or FFO, which is a non-GAAP financial measure of performance of an equity REIT used by the REIT industry.
The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data," and the Consolidated Financial Statements and related footnotes included elsewhere in this Annual Report on Form 10-K. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled "Forward-Looking Statements." Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see "Item 1A. Risk Factors."
Overview
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-centric, residential mixed-use projects in the Washington, D.C. metropolitan area. The Company’s operating strategy also includes improvement of the operating performance and internal growth of its Shopping Centers and will supplement its development of residential mixed-used projects with selective redevelopment and renovations of its core Shopping Centers.

The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-centric, residential mixed-use projects in the Washington, D.C. metropolitan area. Construction of The Waycroft, a project with 491 apartment units and 60,000 square feet of retail space, is nearing substantial completion on North Glebe Road, within two blocks of the Ballston Metro Station, in Arlington, Virginia. The Company also has a development pipeline of zoned sites, either in its portfolio (some of which are currently shopping center operating properties) or under contract, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located adjacent to red line Metro stations in Montgomery County, Maryland.
The Company’s operating strategy also includes improvement of the operating performance and internal growth of its Shopping Centers and will supplement its development of residential mixed-used projects with selective redevelopment and renovations of its core Shopping Centers. It intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, generally anchor stores such as supermarkets, drug stores and fitness centers, as evidenced by the coming additions of a 69,000 square foot Giant Food at Seven Corners and a 36,000 square foot LA Fitness at Broadlands Village. Exclusive of four pads under development within Ashbrook Marketplace, the Company currently has signed leases or leases under negotiation for 12 pad sites within its core portfolio. The pad sites are expected to be completed and operational by late 2021.
In recent years, there has been a limited amount of quality properties for sale and pricing of those properties has escalated. Accordingly, management believes acquisition opportunities for investment in existing and new shopping center and mixed-use properties in the near future is uncertain. Nevertheless, because of the Company’s conservative capital structure, including its cash and capacity under its revolving credit facility, management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are identified and market conditions improve. (See “Item 1. Business - Capital Policies”.) It is management’s view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as integral parts of its overall business plan.
Economic conditions within the local Washington, DC metropolitan area have remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  The Company's commercial leasing percentage, on a comparable property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, decreased to 95.1% at December 31, 2019, from 95.7% at December 31, 2018.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of December 31, 2019, amortizing fixed-rate mortgage debt with staggered maturities from 2020 to 2035 represented approximately 85.2% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of $162.5 million outstanding under the credit facility. As of December 31, 2019, the Company has loan availability of approximately $237.3 million under its $325.0 million revolving credit facility.
Although it is management’s present intention to concentrate future acquisition and development activities on transit-centric, primarily residential mixed-use properties in the Washington, D.C./Baltimore metropolitan area, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. The Company plans to continue to diversify in terms of property types, locations, size and market, and it does not set any limit on the amount or percentage of assets that may be invested in any one property or any one geographic area.

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
Results of Operations
The following is a discussion of the components of revenue and expense for the entire Company. This section generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 26, 2019.

Revenue
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 from 2018	2018 from 2017
Base rent	$185,724	$184,684	$181,141	0.6%	2.0%
Expense recoveries	36,521	35,537	35,347	2.8%	0.5%
Percentage rent	910	994	1,458	(8.5)%	(31.8)%
Other property revenue	1,423	1,204	1,145	18.2%	5.2%
Credit losses on operating lease receivables	(1,226)	(685)	(906)	79.0%	(24.4)%
Rental revenue	223,352	221,734	218,185	0.7%	1.6%
Other revenue	8,173	5,485	8,114	49.0%	(32.4)%
Total revenue	$231,525	$227,219	$226,299	1.9%	0.4%

Base rent includes $(1.4) million and $(0.9) million, for the years 2019 and 2018, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.4 million and $1.5 million for the years 2019 and 2018, respectively, to recognize income from the amortization of in-place leases.
Total revenue increased 1.9% in 2019 compared to 2018 as described below.
Base rent
The $1.0 million increase in base rent in 2019 compared to 2018 was attributable to (a) a 110,187 square foot increase in leased space ($2.2 million) and (b) higher residential base rent ($0.7 million), partially offset by (c) a $0.22 per square foot decrease in base rent ($1.8 million).
Expense recoveries
Expense recovery income increased $1.0 million in 2019 compared to 2018 primarily due to an increase in recoverable property operating expenses, largely repairs and maintenance and snow removal.
Credit losses on operating lease receivables
Credit losses increased $0.5 million in 2019 compared to 2018 primarily due to two office tenants.

Other revenue
Other revenue increased $2.7 million in 2019 compared to 2018 primarily due to higher lease termination fees.

Operating expenses
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2019	2018	2017	2019 from 2018	2018 from 2017
Property operating expenses	$29,946	$28,202	$27,689	6.2%	1.9%
Real estate taxes	27,987	27,376	26,997	2.2%	1.4%
Interest expense, net and amortization of deferred debt costs	41,834	44,768	47,145	(6.6)%	(5.0)%
Depreciation and amortization of deferred leasing costs	46,333	45,861	45,694	1.0%	0.4%
General and administrative	20,793	18,459	18,176	12.6%	1.6%
Total expenses	$166,893	$164,666	$165,701	1.4%	(0.6)%

Total expenses increased 1.4% in 2019 compared to 2018 as described below.
Property operating expenses
Property operating expenses increased $1.7 million in 2019 compared to 2018 primarily due to (a) higher repairs and maintenance expenses throughout the portfolio ($0.3 million), (b) higher snow removal costs ($0.3 million), and (c) initial direct costs related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.7 million).
Real estate taxes
Real estate taxes increased $0.6 million in 2019 compared to 2018 primarily due to increased tax assessments at 601 Pennsylvania Avenue and Clarendon Center ($0.4 million).
Interest expense, net and amortization of deferred debt costs
Interest expense and amortization of deferred debt costs decreased by $2.9 million in 2019 compared to 2018 primarily due to increased capitalized interest ($5.3 million), partially offset by higher interest incurred due to higher outstanding debt balances ($2.4 million).
Depreciation and amortization
Depreciation and amortization of deferred leasing costs increased by $0.5 million in 2019 compared to 2018 primarily due to the write off of the remaining assets at 7316 Wisconsin Avenue when the property was moved to development ($0.6 million).
General and administrative
General and administrative costs increased $2.3 million in 2019 compared to 2018 primarily due to higher compensation and benefits expense related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($1.5 million).

Same property revenue and same property operating income
Same property revenue and same property operating income are non-GAAP financial measures of performance and improve the comparability of these measures by excluding the results of properties which were not in operation for the entirety of the comparable reporting periods.
We define same property revenue as total revenue minus the revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property operating income as net income plus (a) interest expense, net and amortization of deferred debt costs, (b) depreciation and amortization of deferred leasing costs, (c) general and administrative expenses, and (d) change in fair value of derivatives, minus (e) gains on sale of property and (f) the operating income of properties which were not in operation for the entirety of the comparable periods.
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
Same property revenue

(in thousands)	Year ended December 31,
	2019	2018
Total revenue	$231,525	$227,219
Less: Acquisitions, dispositions and development properties	(1,209)	(973)
Total same property revenue	$230,316	$226,246

Shopping centers	$167,834	$164,344
Mixed-Use properties	62,482	61,902
Total same property revenue	$230,316	$226,246

Total Shopping Center revenue	$167,888	$164,344
Less: Shopping Center acquisitions, dispositions and development properties	(54)	—
Total same Shopping Center revenue	$167,834	$164,344

Total Mixed-Use property revenue	$63,637	$62,875
Less: Mixed-Use acquisitions, dispositions and development properties	(1,155)	(973)
Total same Mixed-Use revenue	$62,482	$61,902

The $4.1 million increase in same property revenue for 2019 compared to 2018 was primarily due to (a) higher other revenue ($2.4 million), (b) a 63,023 square foot increase in leased space ($1.3 million), and (c) higher expense recovery income ($1.0 million), partially offset by (d) an $0.11 per square foot decrease in base rent ($0.9 million).

Same property operating income

	Year Ended December 31,
(In thousands)	2019	2018
Net income	64,196	63,059
Add: Interest expense, net and amortization of deferred debt costs	41,834	44,768
Add: Depreciation and amortization of deferred leasing costs	46,333	45,861
Add: General and administrative	20,793	18,459
Add: Change in fair value of derivatives	436	3
Less: Gain on sale of property	—	(509)
Property operating income	173,592	171,641
Add (Less): Acquisitions, dispositions and development properties	(568)	(727)
Total same property operating income	$173,024	$170,914

Shopping Centers	$131,720	$129,701
Mixed-Use properties	41,304	41,213
Total same property operating income	$173,024	$170,914

Shopping Center operating income	$131,769	$129,701
Less: Shopping Center acquisitions, dispositions and development properties	(49)	—
Total same Shopping Center operating income	$131,720	$129,701

Mixed-Use property operating income	$41,823	$41,940
Add (Less): Mixed-Use acquisitions, dispositions and development properties	(519)	(727)
Total same Mixed-Use property operating income	$41,304	$41,213
Same property operating income increased $2.1 million for 2019 compared to 2018 due primarily to
(a) higher other revenue ($2.4 million) and (b) a 63,023 square foot increase in leased space ($1.3 million), partially offset by (c) an $0.11 per square foot decrease in base rent ($0.9 million) and (d) initial direct costs related to leasing activities that, in accordance with ASU 2016-02, are no longer capitalized ($0.7 million).
Impact of Inflation
Inflation has remained relatively low during 2019 and 2018. The impact of rising operating expenses due to inflation on the operating performance of the Company’s portfolio would have been mitigated by terms in substantially all of the Company’s leases, which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase, and, to a lesser extent, on the change in the consumer price index, commonly referred to as the CPI.
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

Liquidity and Capital Resources
Cash and cash equivalents were $13.9 million and $14.6 million at December 31, 2019 and 2018, respectively. The changes in cash and cash equivalents during the years ended December 31, 2019 and 2018 were attributable to operating, investing and financing activities, as described below.

(in thousands)	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$115,383	$110,339
Net cash used in investing activities	(135,663)	(128,650)
Net cash provided by financing activities	19,607	21,981
Increase (decrease) in cash and cash equivalents	$(673)	$3,670

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $7.0 million increase in cash used in investing activities is primarily due to (a) development expenditures, primarily related to The Waycroft ($37.5 million) and (b) increased additions to real estate investments throughout the portfolio ($9.0 million) partially offset by (c) lower acquisitions of real estate investments ($40.8 million).
Financing Activities
Net cash provided by financing activities represents (a) cash received from loan proceeds and issuance of common stock, preferred stock and limited partnership units minus (b) cash used to repay and curtail loans, redeem preferred stock and pay dividends and distributions to holders of common stock, preferred stock and limited partnership units. See note 5 to the Consolidated Financial Statements for a discussion of financing activity.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. The Company had incurred costs totaling $255.4 million as of December 31, 2019. The remaining cost will be funded by a $157.0 million construction-to-permanent loan. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.

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
Management believes that the Company’s capital resources, which at December 31, 2019 included cash balances of approximately $13.9 million and borrowing availability of approximately $237.3 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Contractual Payment Obligations
As of December 31, 2019, the Company had unfunded contractual payment obligations of approximately $116.1 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2019.

	Payments Due By Period
(Dollars in thousands)	One Year or Less	More Than 1 and up to 3 Years	More Than 3 and up to 5 Years	After 5 Years	Total
Notes Payable:
Interest	$46,166	$85,156	$72,305	$162,323	$365,950
Scheduled Principal	28,421	58,670	58,762	125,809	271,662
Balloon Payments	16,074	135,014	150,874	527,297	829,259
Subtotal	90,661	278,840	281,941	815,429	1,466,871
Corporate Headquarters Lease (1)	901	1,883	—	—	2,784
Development and Predevelopment Obligations	14,785	1,973	—	—	16,758
Tenant Improvements	9,729	4,513	—	—	14,242
Total Contractual Obligations	$116,076	$287,209	$281,941	$815,429	$1,500,655

(1)
See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Dividend Reinvestments
In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 425,956 and 566,435 shares under the Plan at a weighted average discounted price of $52.27 and $50.31 per share during the years ended December 31, 2019 and 2018, respectively. The Company issued 60,936 and 107,433 limited partnership units under the Plan at a weighted average price of $52.99 and $50.56 per unit during the years ended December 31, 2019 and 2018, respectively. The Company also credited 4,506 and 6,493 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $52.28 and $50.28 per share, during the years ended December 31, 2019 and 2018, respectively.

Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2019.
The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company’s debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt capitalization policy based on such a reevaluation without shareholder approval and may increase or decrease the Company’s debt to total asset ratio above or below 50% or may waive the policy for certain periods of time. The Company continues to refinance or renegotiate the terms of its outstanding debt in order to extend maturities and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable.
The Company's financing activity is described within note 5 to the Consolidated Financial Statements. The following is a summary of notes payable as of December 31, 2019 and 2018.

Notes Payable	Year Ended December 31,		Interest	Scheduled
(Dollars in thousands)	2019	2018	Rate*	Maturity*
Fixed rate mortgages:
Olde Forte Village	$—	$9,159	5.76%	May-2019
Countryside Marketplace	—	12,676	5.62%	Jul-2019
Briggs Chaney Marketplace	—	12,714	5.79%	Sep-2019
Shops at Monocacy	—	11,295	5.22%	Jan-2020
Boca Valley Plaza	9,234	9,601	5.60%	May-2020
Palm Springs Center	7,262	7,766	5.30%	Jun-2020
Thruway	—	36,711	5.83%	Jul-2020
Jamestown Place	6,539	6,943	5.81%	Feb-2021
Hunt Club Corners	5,300	5,480	6.01%	Aug-2021
Lansdowne Town Center	30,719	31,723	5.62%	Jun-2022
Orchard Park	9,441	9,728	6.08%	Sep-2022
BJ's Wholesale Club	10,323	10,609	6.43%	Apr-2023
Great Falls Center	10,774	11,702	6.28%	Feb-2024
Leesburg Pike Center	14,414	14,952	7.35%	Jun-2024
Village Center	12,555	13,013	7.60%	Jun-2024
White Oak	22,475	23,198	7.45%	Jul-2024
Avenel Business Park	26,260	27,222	7.02%	Jul-2024
Ashburn Village	26,245	27,168	7.30%	Jan-2025
Ravenwood	13,606	14,086	6.18%	Jan-2026
Clarendon Center	98,611	102,310	5.31%	Apr-2026
Severna Park Marketplace	29,710	30,888	4.30%	Oct-2026
Kentlands Square II	33,952	35,258	4.53%	Nov-2026
Cranberry Square	15,917	16,515	4.70%	Dec-2026
Seven Corners	60,677	62,630	5.84%	May-2027
Hampshire-Langley	14,810	15,345	4.04%	Apr-2028
Beacon Center	36,206	38,120	3.51%	Jun-2028
Seabreeze Plaza	15,019	15,547	3.99%	Sep-2028
Shops at Fairfax / Boulevard	26,205	27,060	3.69%	Mar-2030
Northrock	14,085	14,526	3.99%	Apr-2030
Burtonsville Town Square	36,975	38,076	3.39%	Feb-2032
Park Van Ness	68,095	69,691	4.88%	Sep-2032
Washington Square	56,990	58,523	3.75%	Dec-2032
Broadlands Village	31,221	31,941	4.41%	Nov-2033
The Glen	22,448	22,900	4.69%	Jan-2034
Olde Forte Village	21,702	—	4.65%	Feb-2034
Olney	11,952	11,781	8.00%	Apr-2034
Shops at Monocacy	28,500	—	4.14%	Dec-2034
The Waycroft	110,199	23,332	4.67%	Sep-2035
Total fixed rate	938,421	910,189	5.04%	9.3 Years
Variable rate loans:
Revolving credit facility	87,500	47,000	LIBOR + 1.35%	Jan-2022
Term loan facility	75,000	75,000	LIBOR + 1.30%	Jan-2023
Total variable rate	162,500	122,000	3.09%	2.5 Years
Total notes payable	$1,100,921	$1,032,189	4.75%	8.3 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2019. Totals computed using weighted averages.

At December 31, 2019, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of December 31, 2019, the applicable spread for borrowings is 135 basis points under the revolving credit facility and 130 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. As of December 31, 2019, based on the value of the Company’s unencumbered properties, approximately $237.3 million was available under the revolving credit facility, $87.5 million was outstanding and approximately $185,000 was committed for letters of credit.
The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. As of December 31, 2019, the Company was in compliance with all such covenants:

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
As of December 31, 2019, the Company was in compliance with all such covenants.

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
Funds From Operations
In 2019, the Company reported Funds From Operations ("FFO")1 available to common stockholders and noncontrolling interests of $95.1 million, a 1.3% increase from 2018 FFO available to common stockholders and noncontrolling interests of $93.8 million. The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Net income	$64,196	$63,059	$60,668	$56,720	$52,931
Subtract:
Gains on sales of properties	—	(509)	—	(1,013)	(11)
Add:
Real estate depreciation and amortization	46,333	45,861	45,694	44,417	43,270
FFO	110,529	108,411	106,362	100,124	96,190
Subtract:
Preferred stock dividends	(12,235)	(12,262)	(12,375)	(12,375)	(12,375)
Extinguishment of issuance costs upon redemption of preferred shares	(3,235)	(2,328)	—	—	—
FFO available to common stockholders and noncontrolling interests	$95,059	$93,821	$93,987	$87,749	$83,815
Average shares and units used to compute FFO per share	30,913	30,156	29,511	28,990	28,449
FFO per share	$3.08	$3.11	$3.18	$3.03	$2.95

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
Acquisitions and Redevelopments
Management anticipates that during the coming year, the Company will complete its development activities at The Waycroft, may redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.
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
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. In December

2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The purchase price was funded through the Company's revolving credit facility. The Company has completed development plans for the combined property for the development of up to 366 apartment units and 10,300 square feet of retail space. In July 2019, the Montgomery County Planning Commission unanimously approved the Company's site plan. Design and construction documents are being prepared and a site plan amendment has been submitted incorporating final design parameters. Additional approvals from the Washington Metropolitan Area Transit Authority and the Maryland Transit Administration are in process and are expected to be received by the fourth quarter of 2020. The Company has executed lease termination agreements with the final office tenants and, effective September 1, 2019, the asset was removed from service and transferred to construction in progress.
The Company, as contract purchaser, has filed with the City of Rockville a site plan for Phase I of the Twinbrook Quarter development and is conducting community hearings and awaiting design review committee comments on its plan. The plan includes an 80,000 square foot Wegmans grocery store, 29,000 square feet of retail shop space, 460 residential units and 237,000 square feet of office space. The phasing of these improvements and the timing of construction will depend on removal of contingencies, final site plan approval, building permit approval and market conditions. The total development potential of this 8.1 acre site, when combined with the Company’s adjacent 10.3 acre site, totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
Portfolio Leasing Status
The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated. This section generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 26, 2019.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2019	50	6	7,855,275	1,076,837	95.5%	91.6%
2018	49	7	7,750,271	1,146,438	96.0%	92.3%

The residential components of Clarendon Center and Park Van Ness were 95.5% and 97.0% leased, respectively, at December 31, 2019. The residential components of Clarendon Center and Park Van Ness were 99.6% and 97.0% leased, respectively, at December 31, 2018. On a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, the Shopping Center leasing percentage decreased to 95.6% from 96.0% and the Mixed-Use leasing percentage decreased to 91.6% from 93.6%. The overall portfolio leasing percentage, on a comparative same property basis, decreased to 95.1% at December 31, 2019 from 95.7% at December 31, 2018.
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

			Base Rent per Square Foot
Year ended December 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2019	1,471,429	255	$18.24	$18.39
2018	1,555,620	281	19.52	19.26

Certain of the Company’s operating properties are planned for redevelopment, including its properties at Twinbrook and White Flint. Prior to the commencement of redevelopment, the Company continues to operate the properties. However, in order to provide the greatest amount of flexibility, the Company generally enters into leases with shorter terms at these “pre-development” properties. The shorter-term leases require less capital, but also yield lower rents. The impact of these leases with shorter terms and lower rents can impact the averages shown for all leasing activity. During 2019, the Company entered into six new or renewed leases, for 53,400 square feet of retail space, at pre-development properties that have shorter terms and lower rents than typical market conditions would suggest. Excluding these leases, the base rent on the 249 new or renewed leases on a same space basis would have been $18.26 per square foot compared to $18.10 per square foot for expiring leases.
Additional information about commercial leasing activity during the three months ended December 31, 2019, is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either as a result of acquisition or development.

	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	13	6	53
Square feet	54,300	11,381	430,858
Per square foot average annualized:
Base rent	$32.01	$43.12	$12.84
Tenant improvements	(4.82)	(9.70)	(1.19)
Leasing costs	(0.38)	(1.60)	(0.10)
Rent concessions	(0.63)	(0.31)	(0.30)
Effective rents	$26.18	$31.51	$11.25

During 2019, the Company entered into 431 new or renewed apartment leases. The monthly rent per square foot for these leases increased to $3.53 from $3.45. During 2018, the Company entered into 465 new or renewed apartment leases. The monthly rent per square foot for these leases was unchanged at $3.44.
As of December 31, 2019, 746,234 square feet of Commercial space was subject to leases scheduled to expire in 2020. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	746,234
Average base rent per square foot	$22.29
Estimated market base rent per square foot	$22.35

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

The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was terminated on November 21, 2019, and the Company incurred a $0.4 million charge to change in fair value of derivatives.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of December 31, 2019, the Company had variable rate indebtedness totaling $162.5 million. If the interest rates on the Company’s variable rate debt instruments outstanding at December 31, 2019 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $1.6 million, based on those balances. As of December 31, 2019, the Company had fixed-rate indebtedness totaling $938.4 million with a weighted average interest rate of 5.04%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2019 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $51.7 million.
Item 8. Financial Statements and Supplementary Data
The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a) Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.
F-3	(b) Report of Previous Independent Registered Public Accounting Firm – Ernst & Young LLP.
F-5	(c) Consolidated Balance Sheets - December 31, 2019 and 2018.
F-6	(d) Consolidated Statements of Operations - Years ended December 31, 2019, 2018, and 2017.
F-7	(e) Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018, and 2017.
F-8	(f) Consolidated Statements of Equity - Years ended December 31, 2019, 2018, and 2017.
F-9	(g) Consolidated Statements of Cash Flows - Years ended December 31, 2019, 2018, and 2017.
F-10	(h) Notes to Consolidated Financial Statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Quarterly Assessment.
The Company carried out an assessment as of December 31, 2019 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman, Chief Executive Officer, and President, its Executive Vice President-Chief Financial Officer and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman, Chief Executive Officer, and President, and its Executive Vice President-Chief Financial Officer and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.
CEO and CFO Certifications.
Included as Exhibits 31 to this Annual Report on Form 10-K are forms of “Certification” of the Company’s Chairman, Chief Executive Officer and President, and its Executive Vice President-Chief Financial

Officer and Treasurer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.
Disclosure Controls and Procedures and Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer, and its Senior Vice President-Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer, and its Senior Vice President-Chief Accounting Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. GAAP and includes those policies and procedures that:

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
Management, including the Company’s Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer, and its Senior Vice President-Chief Accounting Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments.
The assessment by the Company’s Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer, and its Senior Vice President-Chief Accounting Officer of the Company’s disclosure controls and procedures and the assessment by the Company’s management of the Company’s internal control over financial reporting included a review of procedures and discussions with the Company’s Disclosure Committee and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting is done on a quarterly basis so that the conclusions concerning the effectiveness of disclosure controls can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.
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
Assessment of Effectiveness of Disclosure Controls and Procedures
Based upon the assessments, the Company’s Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer, and its Senior Vice President-Chief Accounting Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective.
Assessment of Effectiveness of Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2019, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on April 24, 2020 (the “Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services
The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2019 and 2018 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

	(b)	Report of Previous Independent Registered Public Account Firm - Ernst & Young LLP

	(c)	Consolidated Balance Sheets - December 31, 2019 and 2018

	(d)	Consolidated Statements of Operations - Years ended December 31, 2019, 2018, and 2017.

	(e)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018, and 2017.

	(f)	Consolidated Statements of Equity - Years ended December 31, 2019, 2018, and 2017.

	(g)	Consolidated Statements of Cash Flows - Years ended December 31, 2019, 2018, and 2017.

	(h)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Schedule of the Company:

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

(h)
Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated September 12, 2019, filed as Exhibit 3.2 of the Company’s Registration Statement on Form 8-A filed September 17, 2019 is hereby incorporated by reference.

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

(f)
Deposit Agreement, dated September 17, 2019, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, filed as Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed September 17, 2019 is hereby incorporated by reference.

(g)
Specimen certificate representing the 6.000% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share, of the Company, filed as Exhibit 4.2 of the Company’s Registration Statement on Form 8-A filed September 17, 2019 is hereby incorporated by reference.

	(h)	Description of Registrant's Securities

10.	(a)
First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2011 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated February 12, 2013 is hereby incorporated by reference.  The Thirteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated November 12, 2014, is hereby incorporated by reference.  The Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Saul Holdings Limited Partnership, filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated January 23, 2018, is hereby incorporated by reference. The Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Saul Holdings Limited Partnership, filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated May 14, 2018, is hereby incorporated by reference. The Sixteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Saul Holdings Limited Partnership, filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated September 17, 2019, is hereby incorporated by reference.

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

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.*

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

(n)
The Saul Centers, Inc. 2004 Stock Plan, as amended on April 25, 2008 and May 10, 2013 and filed as Exhibit 10.(a) of the Company's Current Report on Form 8-K filed on May 14, 2013, is hereby incorporated by reference.*

(o)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.*

	(p)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.*

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

	(w)	Contribution Agreement, dated as of November 5, 2019, by and between Saul Holdings Limited Partnership and 1592 Rockville Pike LLC is filed herewith as Exhibit 10.(w).

21.		Subsidiaries of Saul Centers, Inc. is filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm is filed herewith.

23.2		Consent of Independent Registered Public Accounting Firm is filed herewith.

24.		Power of Attorney (included on signature page).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.**

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.**

101.
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

104.1.		Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* - Management Contract of Compensatory Plan or Agreement
** - In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date:	February 27, 2020	/s/ B. Francis Saul II
B. Francis Saul II
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of B. Francis Saul II and Scott V. Schneider as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Date:	February 27, 2020	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	February 27, 2020	/s/ Scott V. Schneider
Scott V. Schneider, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	February 27, 2020	/s/ Joel A. Friedman
Joel A. Friedman, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 27, 2020	/s/ John E. Chapoton
John E. Chapoton, Director

Date:	February 27, 2020	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	February 27, 2020	/s/ J. Page Lansdale
J. Page Lansdale, Director

Date:	February 27, 2020	/s/ Willoughby B. Laycock
Willoughby B. Laycock, Director

Date:	February 27, 2020	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	February 27, 2020	/s/ Earl A. Powell III
Earl A. Powell III, Director

Date:	February 27, 2020	/s/ Andrew M. Saul II
Andrew M. Saul II Director

Date:	February 27, 2020	/s/ Mark Sullivan III
Mark Sullivan III, Director

Date:	February 27, 2020	/s/ John R. Whitmore
John R. Whitmore, Director

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2019 and 2018, and the related notes and the schedule listed in the Index at Item 15(a)2(b) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 27, 2020

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Assessment of Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
McLean, Virginia
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Saul Centers, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, equity and cash flows of Saul Centers, Inc. (the Company) for the year ended December 31, 2017, and the related notes and financial statement schedule for the year ended December 31, 2017 listed in the Index at Item 15(a)2(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2002 to 2018.

Tysons, Virginia
February 27, 2018

Saul Centers, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2019	2018
Assets
Real estate investments
Land	$453,322	$488,918
Buildings and equipment	1,292,631	1,273,275
Construction in progress	335,644	185,972
	2,081,597	1,948,165
Accumulated depreciation	(563,474)	(525,518)
	1,518,123	1,422,647
Cash and cash equivalents	13,905	14,578
Accounts receivable and accrued income, net	52,311	53,876
Deferred leasing costs, net	24,083	28,083
Prepaid expenses, net	5,363	5,175
Other assets	4,555	3,130
Total assets	$1,618,340	$1,527,489
Liabilities
Mortgage notes payable	$821,503	$880,271
Term loan facility payable	74,691	74,591
Revolving credit facility payable	86,371	45,329
Construction loan payable	108,623	21,655
Dividends and distributions payable	19,291	19,153
Accounts payable, accrued expenses and other liabilities	35,199	32,419
Deferred income	29,306	28,851
Total liabilities	1,174,984	1,102,269
Equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 0 and 42,000 shares issued and outstanding, respectively	—	105,000
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 and 0 shares issued and outstanding, respectively	110,000	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 23,231,240 and 22,739,207 shares issued and outstanding, respectively	232	227
Additional paid-in capital	410,926	384,533
Distributions in excess of accumulated earnings	(221,177)	(208,593)
Accumulated other comprehensive loss	—	(255)
Total Saul Centers, Inc. equity	374,981	355,912
Noncontrolling interests	68,375	69,308
Total equity	443,356	425,220
Total liabilities and equity	$1,618,340	$1,527,489
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2017
Revenue
Rental revenue	$223,352	$221,734	$218,185
Other	8,173	5,485	8,114
Total revenue	231,525	227,219	226,299
Expenses
Property operating expenses	29,946	28,202	27,689
Real estate taxes	27,987	27,376	26,997
Interest expense, net and amortization of deferred debt costs	41,834	44,768	47,145
Depreciation and amortization of deferred leasing costs	46,333	45,861	45,694
General and administrative	20,793	18,459	18,176
Total expenses	166,893	164,666	165,701
Change in fair value of derivatives	(436)	(3)	70
Gains on sale of property	—	509	—
Net Income	64,196	63,059	60,668
Noncontrolling interests
Income attributable to noncontrolling interests	(12,473)	(12,505)	(12,411)
Net income attributable to Saul Centers, Inc.	51,723	50,554	48,257
Preferred stock dividends	(12,235)	(12,262)	(12,375)
Extinguishment of issuance costs upon redemption of preferred shares	(3,235)	(2,328)	—
Net income available to common stockholders	$36,253	$35,964	$35,882
Per share net income available to common stockholders
Basic	$1.58	$1.61	$1.64
Diluted	$1.57	$1.60	$1.63
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Net income	$64,196	$63,059	$60,668
Other comprehensive income
Unrealized gain on cash flow hedge	93	594	812
Total comprehensive income	64,289	63,653	61,480
Comprehensive income attributable to noncontrolling interests	(12,561)	(12,658)	(12,620)
Total comprehensive income attributable to Saul Centers, Inc.	51,728	50,995	48,860
Preferred stock dividends	(12,235)	(12,262)	(12,375)
Extinguishment of issuance costs upon redemption of preferred shares	(3,235)	(2,328)	—
Total comprehensive income available to common stockholders	$36,258	$36,405	$36,485
The Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2016	$180,000	$217	$328,171	$(188,584)	$(1,299)	$318,505	$54,744	$373,249
Issuance of common stock:
266,011 shares pursuant to dividend reinvestment plan	—	2	15,748	—	—	15,750	—	15,750
152,758 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	2	8,671	—	—	8,673	—	8,673
Issuance of 111,351 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	6,735	6,735
Net income	—	—	—	48,257	—	48,257	12,411	60,668
Change in unrealized loss on cash flow hedge	—	—	—	—	603	603	209	812
Series C preferred stock distributions	—	—	—	(9,282)	—	(9,282)	—	(9,282)
Common stock distributions	—	—	—	(33,490)	—	(33,490)	(11,479)	(44,969)
Distributions payable on Series C preferred stock, $42.97 per share	—	—	—	(3,093)	—	(3,093)	—	(3,093)
Distributions payable common stock ($0.52/share) and partnership units ($0.52/unit)	—	—	—	(11,518)	—	(11,518)	(3,922)	(15,440)
Balance, December 31, 2017	180,000	221	352,590	(197,710)	(696)	334,405	58,698	393,103
Issuance of 30,000 shares of Series D Cumulative preferred stock	75,000	—	(2,633)	—	—	72,367	—	72,367
Redemption of 30,000 shares of Series C Cumulative preferred stock	(75,000)	—	2,311	(2,328)	—	(75,017)	—	(75,017)
Issuance of common stock:
572,928 shares pursuant to dividend reinvestment plan	—	6	28,817	—	—	28,823	—	28,823
43,150 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	—	3,448	—	—	3,448	—	3,448
Issuance of 284,113 partnership units	—	—	—	—	—	—	14,159	14,159
Net income	—	—	—	50,554	—	50,554	12,505	63,059
Change in unrealized loss on cash flow hedge	—	—	—	—	441	441	153	594
Preferred stock distributions:
Series C	—	—	—	(6,145)	—	(6,145)	—	(6,145)
Series D				(3,164)		(3,164)		(3,164)
Common stock distributions	—	—	—	(34,841)	—	(34,841)	(12,059)	(46,900)
Distributions payable on Series C preferred stock, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.53/share) and partnership units ($0.53/unit)	—	—	—	(12,006)	—	(12,006)	(4,148)	(16,154)
Balance, December 31, 2018	180,000	227	384,533	(208,593)	(255)	355,912	69,308	425,220
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of 44,000 shares of Series E Cumulative preferred stock	110,000	—	(3,735)	—	—	106,265	—	106,265
Redemption of 42,000 shares of Series C Cumulative preferred stock	(105,000)	—	3,235	(3,235)	—	(105,000)	—	(105,000)
Issuance of common stock:
430,462 shares pursuant to dividend reinvestment plan	—	4	22,494	—	—	22,498	—	22,498
61,571 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	1	4,399	—	—	4,400	—	4,400
Issuance of 60,936 partnership units	—	—	—	—	—	—	3,180	3,180
Net income	—	—	—	51,723	—	51,723	12,473	64,196
Change in unrealized loss on cash flow hedge	—	—	—	—	255	255	88	343
Preferred stock distributions:
Series C	—	—	—	(5,736)	—	(5,736)	—	(5,736)
Series D	—	—	—	(3,444)	—	(3,444)	—	(3,444)
Series E	—	—	—	(257)	—	—	—	(257)
Common stock distributions	—	—	—	(36,562)	—	(36,562)	(12,494)	(49,056)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and partnership units ($0.53/unit)	—	—	—	(12,275)	—	(12,275)	(4,180)	(16,455)
Balance, December 31, 2019	$185,000	$232	$410,926	$(221,177)	$—	$374,981	$68,375	$443,356
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$64,196	$63,059	$60,668
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	436	3	(70)
Gain on sale of property	—	(509)	—
Depreciation and amortization of deferred leasing costs	46,333	45,861	45,694
Amortization of deferred debt costs	1,518	1,610	1,392
Non cash compensation costs of stock grants and options	1,859	1,766	1,672
Provision for credit losses	1,226	685	906
(Increase) decrease in accounts receivable and accrued income	339	(336)	(1,643)
Additions to deferred leasing costs	(1,843)	(6,034)	(4,615)
(Increase) decrease in prepaid expenses	(188)	73	(294)
Decrease in other assets	894	3,681	1,374
Increase in accounts payable, accrued expenses and other liabilities	158	225	1,125
Increase (decrease) in deferred income	455	255	(2,759)
Net cash provided by operating activities	115,383	110,339	103,450
Cash flows from investing activities:
Acquisitions of real estate investments (1)	—	(40,836)	(79,499)
Additions to real estate investments	(21,891)	(12,883)	(17,653)
Additions to development and redevelopment projects	(113,772)	(76,257)	(22,842)
Proceeds from sale of property (2)	—	1,326	6,688
Net cash used in investing activities	(135,663)	(128,650)	(113,306)
Cash flows from financing activities:
Proceeds from mortgage notes payable	50,600	54,900	100,000
Repayments on mortgage notes payable	(109,235)	(72,572)	(55,679)
Proceeds from term loan facility	—	75,000	—
Proceeds from revolving credit facility	152,500	102,000	63,000
Repayments on revolving credit facility	(112,000)	(116,000)	(51,000)
Proceeds from construction loans payable	86,868	23,332	1,437
Additions to deferred debt costs	(1,010)	(3,233)	(2,583)
Proceeds from the issuance of:
Common stock	25,039	30,503	22,751
Partnership units (1)	3,180	5,383	6,735
Series D preferred stock	—	72,369	—
Series E preferred stock	106,265	—	—
Series C preferred stock redemption	(105,000)	(75,000)	—
Preferred stock redemption costs	—	(12)	—
Distributions to:
Series C preferred stockholders	(7,541)	(9,238)	(12,375)
Series D preferred stockholders	(4,592)	(3,164)	—
Series E preferred stockholders	(257)	—	—
Common stockholders	(48,568)	(46,306)	(44,576)
Noncontrolling interests	(16,642)	(15,981)	(15,268)
Net cash provided by financing activities	19,607	21,981	12,442
Net increase (decrease) in cash and cash equivalents	(673)	3,670	2,586
Cash and cash equivalents, beginning of year	14,578	10,908	8,322
Cash and cash equivalents, end of year	$13,905	$14,578	$10,908
Supplemental disclosure of cash flow information:
Cash paid for interest	$40,434	$43,561	$45,713
Increase (decrease) in accrued real estate investments and development costs	$303	$9,663	$2,097

(1)     The 2018 acquisition of real estate and proceeds from the issuance of partnership units each excludes $8,776 in connection with the acquisition of Ashbrook Marketplace in exchange for limited partnership units.
(2)    Proceeds from sale of property in 2017 excludes $1,275 of seller financing in connection with the sale of the Company's Great Eastern property, which were received in 2018 plus accrued interest of $51.
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
Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B. F. Saul Real Estate Investment Trust (the "Saul Trust"), the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, the “Saul Organization”). On August 26, 1993, members of the Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships,” and collectively with the Operating Partnership, the “Partnerships”), Shopping Centers and Mixed-Used Properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.
The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-used properties, primarily in the Washington, DC/Baltimore metropolitan area.
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2019, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. One retail tenant, Giant Food (4.7%), a tenant at ten Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2019.
As of December 31, 2019, the Current Portfolio Properties consisted of 50 Shopping Centers, six Mixed-Use Properties, and four (non-operating) development properties.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of December 31, 2019 and December 31, 2018, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity ("VIE") of the Company because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct the activities of the Operating Partnership and the rights to absorb 74.6% of the net income of the Operating Partnership. Because the Operating Partnership was already consolidated into the financial statements of the Company, the identification of it as a VIE has no impact on the consolidated financial statements of the Company.

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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2019, 2018, or 2017.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, for the years ended December 31, 2019, 2018, and 2017, was $40.5 million, $39.8 million, and $40.2 million, respectively. Repairs and maintenance expense totaled $12.5 million, $11.9 million, and $11.6 million for 2019, 2018, and 2017, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of December 31, 2019 and 2018, the Company had no assets designated as held for sale.
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
Accounts Receivable, Accrued Income, and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of their respective leases. Lease related receivables are reduced for credit losses. Such losses are recognized as a reduction of rental revenue in the consolidated statements of operations.
Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $0.4 million and $0.6 million, at December 31, 2019 and 2018, respectively.
In addition to rents due currently, accounts receivable also includes $42.1 million and $43.3 million, at December 31, 2019 and 2018, respectively, net of allowance for doubtful accounts totaling $30,000 and $58,500, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in place leases associated with acquired properties and are amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $24.1 million and $28.1 million, net of accumulated amortization of approximately $41.6 million and $37.7 million, as of December 31, 2019 and 2018, respectively. Amortization expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled approximately $5.8 million, $6.1 million, and $5.5 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2019 are held in non-interest bearing accounts at various banks. From time to time the Company may maintain deposits with financial institutions in amounts in excess of federally insured limits. The Company has not experienced any losses on such deposits and believes it is not exposed to any significant credit risk on those deposits.
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
As of December 31, 2019, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2019, 2018, and 2017. The tax basis of the Company’s real estate investments was approximately $1.33 billion and $1.35 billion as of December 31, 2019 and 2018, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2016.
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
We lease Shopping Centers and Mixed-Use Properties to lessees in exchange for monthly payments that cover rent, and where applicable, reimbursement for property taxes, insurance, and certain property operating expenses. Our leases were determined to be operating leases and generally range in term from one to 15 years.
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
On January 1, 2019, a right of use asset and corresponding lease liability related to our headquarters lease were recorded in other assets and other liabilities, respectively. The lease expires on February 28, 2022, with one option to renew for an additional five years. The right of use asset and corresponding lease liability totaled $1.6 million and $1.6 million, respectively, at December 31, 2019.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses" ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of information to support credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those years. Management has determined that the adoption of ASU 2016-13 will not have a material impact on our consolidated financial statements and related disclosures because the vast majority of the Company's receivables relate to operating leases which are accounted for under ASC 842.
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

Reclassifications
Certain reclassifications have been made to prior years to conform to the presentation used for year ended December 31, 2019.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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

	December 31,
(in thousands)	2019	2018

The Waycroft	$255,443	$162,176
7316 Wisconsin Avenue	44,638	—
Ashbrook Marketplace	19,128	11,124
Other	16,435	12,672
Total	$335,644	$185,972

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

7316 Wisconsin Avenue
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The purchase price was funded through the Company's credit facility. The Company has executed lease termination agreements with the final two office tenants and, effective September 1, 2019, the asset was removed from service and transferred to construction in progress at its carrying value of $42.6 million.

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
The gross carrying amount of lease intangible assets included in deferred leasing costs as of December 31, 2019 and 2018 was $11.7 million and $12.5 million, respectively, and accumulated amortization was $8.5 million and $8.1 million, respectively. Amortization expense totaled $0.9 million, $1.3 million and $1.1 million, for the years ended December 31, 2019, 2018, and 2017, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2019 and 2018 was $24.1 million and $24.8 million, respectively, and accumulated amortization was $13.9 million and $13.1 million, respectively. Accretion income totaled $1.5 million, $1.7 million, and $1.7 million, for the years ended December 31, 2019, 2018, and 2017, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2019 and 2018 was $0.6 million and $0.8 million, respectively, and accumulated amortization was $108,300 and $143,900, respectively. Amortization expense totaled $109,600, $110,500 and $31,600, for the years ended December 31, 2019, 2018 and 2017, respectively. The remaining weighted-average amortization period as of December 31, 2019 is 4.5 years, 7.6 years, and 5.3 years for lease acquisition costs, above market leases and below market leases, respectively.
As of December 31, 2019, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2020	$708	$43	$1,434
2021	535	33	1,409
2022	383	33	1,306
2023	317	33	1,297
2024	198	33	878
Thereafter	996	343	3,853
Total	$3,137	$518	$10,177

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

4.	NONCONTROLLING INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.6% common interest as of December 31, 2019. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by the Saul Organization.
The Saul Organization holds a 25.4% limited partnership interest in the Operating Partnership represented by 7,886,916 limited partnership units, as of December 31, 2019. The units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2019, approximately 925,000 units were eligible for conversion.
The impact of the Saul Organization’s 25.4% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2019, 2018, and 2017, were 30.9 million, 30.2 million, and 29.5 million, respectively.

5.	MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS
At December 31, 2019, the principal amount of outstanding debt totaled $1.1 billion, of which $938.4 million was fixed rate debt and $162.5 million was variable rate debt. The principal amount of the Company’s outstanding debt totaled $1.0 billion at December 31, 2018, of which $910.2 million was fixed rate debt and $122.0 million was variable rate debt.
At December 31, 2019, the Company had a $400.0 million unsecured credit facility, which can be used for working capital, property acquisitions or development projects, of which $325.0 million is a revolving credit facility and $75.0 million is a term loan. The revolving credit facility matures on January 26, 2022, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. The term loan matures on January 26, 2023, and may not be extended. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. On December 31, 2019, based on the value of the Company's unencumbered properties, approximately $237.3 million was available under the revolving credit facility, $87.5 million was outstanding and approximately $185,000 was committed for letters of credit. Interest at a rate equal to the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio and which can range from 135 basis points to 195 basis points under the revolving facility and from 130 basis points to 190 basis points under the term loan. As of December 31, 2019, the margin was 135 basis points under the revolving facility and 130 basis points under the term loan.
Saul Centers is a guarantor of the credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness mortgage (approximately $6.7 million of the $68.1 million outstanding balance at December 31, 2019, which guarantee will be reduced to (i) $3.3 million on October 1, 2020 and (ii) zero on October 1, 2021), (b) a portion of the Kentlands Square II mortgage (approximately $8.5 million of the $34.0 million outstanding balance at December 31, 2019), (c) a portion of the Broadlands mortgage (approximately $3.9 million of the $31.2 million outstanding balance at December 31, 2019), and (d) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $26.3 million outstanding balance at December 31, 2019). All other notes payable are non-recourse.
On January 18, 2017, the Company closed on a 15-year, non-recourse $40.0 million mortgage loan secured by Burtonsville Town Square. The loan matures in 2032, bears interest at a fixed rate of 3.39%, requires

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

monthly principal and interest payments of $197,900 based on a 25-year amortization schedule and requires a final payment of $20.3 million at maturity.
On August 14, 2017, the Company closed on a $157.0 million construction-to-permanent loan, the proceeds of which will be used to partially fund The Waycroft development project. The loan matures in 2035, bears interest at a fixed rate of 4.67%, requires interest only payments, which will be funded by the loan, until conversion to permanent. The conversion is expected in the fourth quarter of 2021, and thereafter, monthly principal and interest payments of $887,900 based on a 25-year amortization schedule will be required.
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
On October 3, 2018, the Company closed on a 15-year , non-recourse $32.0 million mortgage loan secured by Broadlands Village. The loan matures in 2033, bears interest at a fixed-rate of 4.41%, requires monthly principal and interest payments of $176,200 based on a 25-year amortization schedule and requires a final payment of $17.3 million at maturity. Proceeds were used to repay the remaining principal balance of approximately $15.2 million on the existing mortgage, the remaining balance of approximately $7.3 million on the existing mortgage collateralized by the Glen, the remaining balance of approximately $6.1 million on the existing mortgage collateralized by Kentlands Square I, and reduce the outstanding balance of the revolving credit facility.
On December 18, 2018, the Company closed on a 15-year, non-recourse $22.9 million mortgage loan secured by The Glen. The loan matures in 2034, bears interest at a fixed-rate of 4.69%, requires monthly principal and interest payments of $129,800 based on a 25-year amortization schedule and requires a final payment of $12.5 million at maturity.
On January 4, 2019, the Company repaid in full the remaining principal balance of $12.7 million of the mortgage loan secured by Countryside Marketplace, which was scheduled to mature in July 2019.
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
On June 3, 2019, the Company repaid in full the remaining principal balance of $12.4 million of the mortgage loan secured by Briggs Chaney Marketplace, which was scheduled to mature in September 2019.
On November 12, 2019, the Company closed on a 15-year, non-recourse $28.5 million mortgage loan secured by Shops at Monocacy. The loan matures in 2034, bears interest at a fixed-rate of 4.14%, requires monthly principal and interest payments of $152,600 based on a 25-year amortization schedule and requires a final payment of $15.1 million. Proceeds were partially used to repay in full the existing mortgage secured by Shops at Monocacy, which was scheduled to mature in January 2020.
On November 21, 2019, the Company repaid in full the remaining principal balance of $35.6 million of the mortgage loan secured by Thruway, which was scheduled to mature in July 2020. The Company’s corresponding swap agreement was terminated on the same day.
The carrying value of the properties collateralizing the mortgage notes payable totaled $1.1 billion and $1.1 billion, as of December 31, 2019 and 2018, respectively. The Company’s credit facility requires the Company

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2019.

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
Mortgage notes payable at December 31, 2019 and 2018, totaling $41.0 million and $51.0 million, respectively, are guaranteed by members of the Saul Organization. As of December 31, 2019, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31 are as follows:

(in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2020	$16,074		$28,421	$44,495
2021	11,012		29,025	40,037
2022	124,002	(a)	29,645	153,647
2023	84,225		30,065	114,290
2024	66,649		28,697	95,346
Thereafter	527,297		125,809	653,106
Principal amount	$829,259		$271,662	1,100,921
Unamortized deferred debt costs				9,733
Net				$1,091,188
(a) Includes $87.5 million outstanding under the revolving facility.
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $9.7 million and $10.3 million, net of accumulated amortization of $7.5 million and $7.3 million at December 31, 2019 and 2018, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

The components of interest expense are set forth below.

(in thousands)	Year ended December 31,
	2019	2018	2017
Interest incurred	$52,044	$49,652	$49,322
Amortization of deferred debt costs	1,518	1,610	1,392
Capitalized interest	(11,480)	(6,222)	(3,489)
Interest expense	42,082	45,040	47,225
Less: Interest income	248	272	80
Interest expense, net and amortization of deferred debt costs	$41,834	$44,768	$47,145
Deferred debt costs capitalized during the years ending December 31, 2019, 2018 and 2017 totaled $1.0 million, $3.2 million and $2.6 million, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

6.	LEASE AGREEMENTS
Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2019, 2018, and 2017, amounted to $185.7 million, $184.7 million, and $181.1 million, respectively. Future contractual payments under noncancelable leases for years ended December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2020	$166,227
2021	149,949
2022	126,101
2023	104,489
2024	75,172
Thereafter	260,141
$882,079

The majority of the leases provide for rental increases based on fixed annual increases or increases in the Consumer Price Index and expense recoveries based on increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2019, 2018, and 2017, amounted to $36.5 million, $35.5 million, and $35.3 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $0.9 million, $1.0 million, and $1.5 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

7.	LONG-TERM LEASE OBLIGATIONS
At December 31, 2018 and 2019, no properties are subject to noncancelable long-term leases which apply to underlying land.

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
The Company’s corporate headquarters space is leased by a member of the Saul Organization. The lease commenced in March 2002, and expires in February 2022. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2019, 2018, and 2017 was $806,500, $779,800, and $774,700, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8.	EQUITY AND NONCONTROLLING INTEREST
The Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 reflect noncontrolling interest of $12.5 million, $12.5 million, and $12.4 million, respectively, representing the Saul Organization’s share of the net income for the year.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

At December 31, 2019, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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
At December 31, 2018, the Company had outstanding 4.2 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Stock”). The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. In September 2019, the Company announced the redemption of all outstanding depositary shares representing interests in its Series C Stock. The depositary shares were redeemed on October 17, 2019 at $25.00 per depositary share, plus all accrued and unpaid dividends to, but not including, the redemption date, for an aggregate redemption price of $25.07638 per depositary share. In the fourth quarter, costs associated with the redemption were charged against Net income available to common stockholders. After the redemption date, dividends on the depositary shares representing interests in the Series C Stock ceased to accrue.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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

	December 31,
(Shares in thousands)	2019	2018	2017
Weighted average common shares outstanding - Basic	23,009	22,383	21,901
Effect of dilutive options	44	42	107
Weighted average common shares outstanding - Diluted	23,053	22,425	22,008
Average share price	$53.41	$52.50	$61.63
Non-dilutive options	633	492	—
Years non-dilutive options were issued	2016, 2017 and 2019	2015, 2016 and 2017

9.	RELATED PARTY TRANSACTIONS
The Chairman, Chief Executive Officer and President, the Executive Vice President of Real Estate, the Executive Vice President-Chief Legal and Administrative Officer and the Senior Vice President-Chief Accounting Officer of the Company are also officers of various members of the Saul Organization and their management time is shared with the Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Senior Vice President-Chief Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $322,200, $345,900, and $349,500, for 2019, 2018, and 2017, respectively. All amounts deferred by employees and contributed by the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the years ended December 31, 2019, 2018, and 2017, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $345,200, $282,500, and $228,500, for the years ended December 31, 2019, 2018, and 2017, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $3.1 million and $2.7 million, at December 31, 2019 and 2018, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2019, 2018, and 2017, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $8.4 million, $8.4 million, and $8.1 million, respectively. The amounts are expensed

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2019 and 2018, accounts payable, accrued expenses and other liabilities included $918,700 and $933,400, respectively, representing billings due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
On November 5, 2019, the Company entered into an agreement (the "Contribution Agreement") to acquire from the Saul Trust, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland (the “Contributed Property”). In exchange for the Contributed Property, the Company will issue to the Saul Trust 1,416,071 limited partnership units in the Operating Partnership (“OP Units”) at an agreed upon value of $56.00 per OP Unit, representing an aggregate value of $79.3 million for the Contributed Property. Deed to the Contributed Property and the OP Units have been placed in escrow until certain conditions of the Contribution Agreement are satisfied.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $399,600, $407,900, and $288,400, for the years ended December 31, 2019, 2018, and 2017, respectively.
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
Stock Based Employee Compensation, Deferred Compensation and Stock Plan for Directors
In 2004, the Company established a stock incentive plan (the "Plan"), as amended. Under the Plan, options were granted at an exercise price not less than the market value of the common stock on the date of grant and expire ten years from the date of grant. Officer options vest ratably over four years following the grant and are charged to expense using the straight-line method over the vesting period. Director options vest immediately and are charged to expense as of the date of grant.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to their have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the twelve months ended December 31, 2019, 6,822 shares were credited to director's deferred fee accounts and 7,058 shares were issued. As of December 31, 2019, the director's deferred fee accounts comprise 114,408 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting, further amended at the 2013 Annual Meeting, and further amended at the 2019 Annual Meeting (the “Amended 2004 Plan”). The Amended 2004 Plan, which terminates in 2029, provides for grants of options to purchase up to 3,400,000 shares of common stock. The Amended 2004 Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.
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
Effective May 3, 2019, the Compensation Committee granted options to purchase 260,000 shares (34,651 incentive stock options and 225,349 nonqualified stock options) to 23 Company officers and 11 Company Directors (the “2019 options”), which expire on May 2, 2029. The officers’ 2019 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2018 Options were immediately exercisable. The exercise price of $55.71 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2019 Options to be $1.9 million, of which $1.7 million and $226,600 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $226,600 was expensed

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
The following table summarizes the assumptions used in the valuation of the 2017, 2018, and 2019 option grants. During the twelve months ended December 31, 2019, stock option expense totaling $1.6 million was included in general and administrative expense in the Consolidated Statements of Operations. As of December 31, 2019, the estimated future expense related to unvested stock options was $2.6 million.

	Directors			Officers
Grant date	May 5, 2017	May 11, 2018	May 3, 2019	May 5, 2017	May 11, 2018	May 3, 2019
Exercise price	$59.41	$49.46	$55.71	$59.41	$49.46	$55.71
Volatility	0.173	0.192	0.236	0.170	0.177	0.206
Expected life (years)	5.0	5.0	5.0	7.0	7.0	7.0
Assumed yield	3.45%	3.70%	3.75%	3.50%	3.75%	3.80%
Risk-free rate	1.89%	2.84%	2.33%	2.17%	2.94%	2.43%

The table below summarizes the option activity for the years 2019, 2018, and 2017:

	2019		2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,114,169	$52.40	913,320	$52.80	833,630	$49.92
Granted	260,000	55.71	245,000	49.46	232,500	59.41
Exercised	(57,055)	44.53	(39,151)	42.98	(149,060)	46.97
Expired/Forfeited	(7,500)	56.07	(5,000)	54.78	(3,750)	53.73
Outstanding December 31	1,309,614	53.38	1,114,169	52.40	913,320	52.80
Exercisable at December 31	763,614	52.43	600,919	50.93	430,945	48.94

The intrinsic value of options exercised in 2019, 2018, and 2017, was $0.6 million, $0.5 million and $2.2 million, respectively. The intrinsic value of options outstanding and exercisable at year end 2019 was $2.5 million and $2.0 million, respectively. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At December 31, 2019, the final trading day of calendar 2019, the closing price of $52.78 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2019 are 5.9 and 7.0 years, respectively.

11.     FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and floating rate debt are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, and assuming long term interest rates of approximately 3.55% and 4.40%, would be approximately $957.4 million and $927.0 million as of December 31, 2019 and 2018, respectively, compared to the

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

principal balance of $938.4 million and $910.2 million at December 31, 2019 and 2018, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
Effective June 30, 2011, the Company determined that one of its interest-rate swap arrangements was a highly effective hedge of the cash flows under one of its variable-rate mortgage loans and designated the swap as a cash flow hedge of that mortgage. The swap was carried at fair value with changes in fair value recognized either in income or comprehensive income depending on the effectiveness of the swap. The swap was terminated on November 21, 2019.
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
The Company paid common stock distributions of $2.12 per share in 2019, $2.08 per share in 2018, and $2.04 per share in 2017, Series C preferred stock dividends of $1.80, $1.72, and $1.72, respectively, per depositary share during each of 2019, 2018, and 2017, Series D preferred stock dividends of $1.53 and $1.05, respectively, per depositary share in 2019 and 2018, and Series E preferred stock dividends of $0.06 per depositary share in 2019. Of the common stock dividends paid, $2.00 per share, $1.61 per share, and $1.70 per share, represented ordinary dividend income in 2019, 2018, and 2017, respectively, and $0.12 per share, $0.47 per share, and $0.34 per share represented return of capital to the shareholders in 2019, 2018, and 2017, respectively. All of the preferred stock dividends paid were considered ordinary dividend income.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following summarizes distributions paid during the years ended December 31, 2019, 2018, and 2017, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
(Dollars in thousands, except per share amounts)	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shares Issued	Discounted Share Price	Limited Partnership Units Issued	Average Unit Price
Distributions during 2019
4th Quarter	$3,531	$12,251	$4,173	104,558	$52.84	13,747	$53.73
3rd Quarter	2,953	12,195	4,166	105,753	53.66	13,406	54.56
2nd Quarter	2,953	12,116	4,155	99,804	51.38	20,041	51.99
1st Quarter	2,953	12,006	4,148	120,347	51.28	13,742	52.16
Total 2019	$12,390	$48,568	$16,642	430,462		60,936
Distributions during 2018
4th Quarter	$2,953	$11,706	$4,062	216,476	$49.34	13,867	$50.20
3rd Quarter	2,953	11,590	4,055	201,500	51.68	13,107	52.60
2nd Quarter	2,672	11,545	3,942	85,202	47.54	42,422	47.83
1st Quarter	3,824	11,465	3,922	69,750	52.71	38,037	53.03
Total 2018	$12,402	$46,306	$15,981	572,928		107,433
Distributions during 2017
4th Quarter	$3,094	$11,221	$3,838	82,991	$59.33	15,596	$60.08
3rd Quarter	3,094	11,160	3,830	85,731	57.40	16,021	58.13
2nd Quarter	3,094	11,119	3,810	51,003	59.64	40,623	59.96
1st Quarter	3,093	11,076	3,790	46,286	61.85	39,111	62.15
Total 2017	$12,375	$44,576	$15,268	266,011		111,351

In December 2019, the Board of Directors of the Company authorized a distribution of $0.53 per common share payable in January 2020 to holders of record on January 17, 2020. As a result, $12.3 million was paid to common shareholders on January 31, 2020. Also, $4.2 million was paid to limited partnership unitholders on January 31, 2020 ($0.53 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of (a) $0.3750 per Series E depositary share and (b) $0.3828 per Series D depositary share to holders of record on January 2, 2020. As a result, $2.8 million was paid to preferred shareholders on January 15, 2020. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

14.	INTERIM RESULTS (Unaudited)
The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2019 and 2018.

(In thousands, except per share amounts)	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$59,750	$58,141	$57,052	$56,582
Net Income	17,077	16,750	15,328	15,041
Net income attributable to Saul Centers, Inc.	13,447	13,232	12,226	12,818
Net income available to common stockholders	10,494	10,279	9,016	6,464
Net income available to common stockholders per diluted share	0.46	0.45	0.39	0.27

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(In thousands, except per share amounts)	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$56,109	$56,081	$56,910	$58,119
Net Income	14,946	15,902	16,702	15,509
Net income attributable to Saul Centers, Inc.	12,587	12,543	13,155	12,269
Net income available to common stockholders	6,856	9,590	10,202	9,316
Net income available to common stockholders per diluted share	0.31	0.43	0.45	0.41

15.	BUSINESS SEGMENTS
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

SAUL CENTERS, INC. Notes to Consolidated Financial Statements
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2019	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$167,888	$63,637	$—	$231,525
Expenses	(36,119)	(21,814)	—	(57,933)
Income from real estate	131,769	41,823	—	173,592
Interest expense, net and amortization of deferred debt costs	—	—	(41,834)	(41,834)
General and administrative	—	—	(20,793)	(20,793)
Depreciation and amortization of deferred leasing costs	(29,112)	(17,221)	—	(46,333)
Change in fair value of derivatives	—	—	(436)	(436)
Net income (loss)	$102,657	$24,602	$(63,063)	$64,196
Capital investment	$33,968	$101,695	$—	$135,663
Total assets	$980,096	$625,183	$13,061	$1,618,340

As of or for the year ended December 31, 2018
Real estate rental operations:
Revenue	$164,344	$62,875	$—	$227,219
Expenses	(34,643)	(20,935)	—	(55,578)
Income from real estate	129,701	41,940	—	171,641
Interest expense, net and amortization of deferred debt costs	—	—	(44,768)	(44,768)
General and administrative	—	—	(18,459)	(18,459)
Depreciation and amortization of deferred leasing costs	(29,251)	(16,610)	—	(45,861)
Change in fair value of derivatives	—	—	(3)	(3)
Gain on sale of property	509	—	—	509
Net income (loss)	$100,959	$25,330	$(63,230)	$63,059
Capital investment	$13,485	$115,165	$—	$128,650
Total assets	$971,321	$537,500	$18,668	$1,527,489

As of or for the year ended December 31, 2017
Real estate rental operations:
Revenue	$165,232	$61,067	$—	$226,299
Expenses	(34,054)	(20,632)	—	(54,686)
Income from real estate	131,178	40,435	—	171,613
Interest expense, net and amortization of deferred debt costs	—	—	(47,145)	(47,145)
General and administrative	—	—	(18,176)	(18,176)
Depreciation and amortization of deferred leasing costs	(29,977)	(15,717)	—	(45,694)
Change in fair value of derivatives	—	—	70	70
Net income (loss)	$101,201	$24,718	$(65,251)	$60,668
Capital investment	$90,896	$29,098	$—	$119,994
Total assets	$974,061	$438,283	$10,108	$1,422,452

16.	Subsequent Events
The Company has reviewed operating activities for the period subsequent to December 31, 2019 and prior to the date that financial statements are issued, February 27, 2020, and determined there are no subsequent events that are required to be disclosed.

Schedule III

SAUL CENTERS, INC. Real Estate and Accumulated Depreciation December 31, 2019 (Dollars in Thousands)
		Costs										Buildings
		Capitalized	Basis at Close of Period									and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashbrook Marketplace, Ashburn, VA	$8,938	$16,261	$3,066	$3,005	$19,128	$25,199	$8	$25,191	$—	2019	5/18	40
Ashburn Village, Ashburn, VA	11,431	20,514	6,764	25,077	104	31,945	14,234	17,711	26,245	1994 & 2000-6	3/94	40
Ashland Square Phase I, Dumfries, VA	1,178	7,508	1,178	5,298	2,210	8,686	2,215	6,471	—	2007, 2013	12/04	20 & 50
Beacon Center, Alexandria, VA	24,161	18,477	22,674	19,946	18	42,638	15,335	27,303	36,206	1960 & 1974	1/72, 11/16	40 & 50
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623	—	22,623	10,323		3/08	—
Boca Valley Plaza, Boca Raton, FL	16,720	2,064	5,735	13,049	—	18,784	5,252	13,532	9,234		2/04	40
Boulevard, Fairfax, VA	4,883	4,709	3,687	5,905	—	9,592	3,243	6,349	15,723	1969, 1999 & 2009	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	4,703	9,789	21,951	—	31,740	9,333	22,407	—		4/04	40
Broadlands Village, Ashburn, VA	5,316	34,586	5,300	34,589	13	39,902	12,872	27,030	31,221	2003, 2004 & 2006	3/02	40 & 50
Burtonsville Town Square, Burtonsville, MD	74,212	5,612	28,401	50,915	508	79,824	3,728	76,096	36,975	2010	1/17	20 & 45
Countryside Marketplace, Sterling, VA	28,912	4,143	7,666	25,389	—	33,055	10,518	22,537	—		2/04	40
Cranberry Square, Westminster, MD	31,578	739	6,700	25,617	—	32,317	5,497	26,820	15,917		9/11	40
Cruse MarketPlace, Cumming, GA	12,226	689	3,901	9,014	—	12,915	3,626	9,289	—		3/04	40
Flagship Center, Rockville, MD	160	9	169	—	—	169	—	169	—	1972	1/72	—
French Market, Oklahoma City, OK	5,781	14,269	1,118	18,929	3	20,050	12,490	7,560	—	1972 & 1998	3/74	50
Germantown, Germantown, MD	2,034	567	2,034	567	—	2,601	409	2,192	—	1990	8/93	40
The Glen, Woodbridge, VA	12,918	8,351	5,300	15,942	27	21,269	10,138	11,131	22,448	1993 & 2005	6/94	40
Great Falls Center, Great Falls, VA	41,750	3,203	14,766	30,187	—	44,953	9,497	35,456	10,774		3/08	40
Hampshire Langley, Takoma, MD	3,159	3,549	1,856	4,635	217	6,708	3,908	2,800	14,810	1960	1/72	40
Hunt Club Corners, Apopka, FL	12,584	4,409	4,822	12,171	—	16,993	4,788	12,205	5,300		6/06, 12/12	40
Jamestown Place, Altamonte Springs, FL	14,055	1,950	4,455	11,550	—	16,005	4,291	11,714	6,539		11/05	40
Kentlands Square I, Gaithersburg, MD	14,379	840	5,006	9,711	502	15,219	4,220	10,999	—	2002	9/02	40
Kentlands Square II, Gaithersburg, MD	76,723	2,733	22,800	56,270	386	79,456	12,147	67,309	33,952		9/11, 9/13	40
Kentlands Place, Gaithersburg, MD	1,425	7,373	1,425	7,373	—	8,798	4,241	4,557	—	2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545	43,003	6,546	37,843	5,159	49,548	16,291	33,257	30,719	2006	11/02	50
Leesburg Pike Plaza, Baileys Crossroads, VA	2,418	6,292	1,132	7,578	—	8,710	6,159	2,551	14,414	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400	11,612	950	15,041	21	16,012	13,379	2,633	—	1975	12/75	40
Metro Pike Center, Rockville, MD	33,123	4,605	26,064	7,729	3,935	37,728	1,822	35,906	—		12/10	40
Shops at Monocacy, Frederick, MD	9,541	13,994	9,260	14,275	—	23,535	6,338	17,197	28,500	2004	11/03	50
Northrock, Warrenton, VA	12,686	15,429	12,686	15,423	6	28,115	4,907	23,208	14,085	2009	01/08	50
Olde Forte Village, Ft. Washington, MD	15,933	6,721	5,409	17,245	—	22,654	8,180	14,474	21,702	2004	07/03	40
Olney, Olney, MD	4,963	2,550	3,079	4,434	—	7,513	3,358	4,155	11,952	1972	11/75	40
Orchard Park, Dunwoody, GA	19,377	1,461	7,751	13,087	—	20,838	4,053	16,785	9,441		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	2,007	5,739	14,633	—	20,372	5,593	14,779	7,262		3/05	40
Ravenwood, Baltimore, MD	1,245	4,256	703	4,798	—	5,501	3,308	2,193	13,606	1959 & 2006	1/72	40
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	26,561	24	22,113	4,472	—	26,585	1,032	25,553	—		10/10 12/12	40
1500/1580/1582/1584 Rockville Pike, Rockville, MD	51,149	2,714	43,863	7,490	2,510	53,863	6,439	47,424	—		12/12, 1/14, 4/14, 12/14	5, 10, 5, 4
Seabreeze Plaza, Palm Harbor, FL	24,526	2,502	8,665	18,363	—	27,028	6,746	20,282	15,019		11/05	40
Market Place at Sea Colony, Bethany Beach, DE	2,920	246	1,147	2,019	—	3,166	615	2,551	—		3/08	40
Seven Corners, Falls Church, VA	4,848	44,612	4,913	44,522	25	49,460	30,937	18,523	60,677	1956 & 1997	7/73	40
Severna Park Marketplace, Severna Park, MD	63,254	526	12,700	51,080	—	63,780	10,544	53,236	29,710		9/11	40
Shops at Fairfax, Fairfax, VA	2,708	9,971	992	11,687	—	12,679	8,676	4,003	10,482	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	8,332	6,402	19,743	6	26,151	8,903	17,248	—		1/06	40
Southdale, Glen Burnie, MD	18,895	25,100	15,254	28,740	1	43,995	22,440	21,555	—	1962 & 1986	1/72	40
Southside Plaza, Richmond, VA	6,728	11,338	1,878	16,188	—	18,066	12,798	5,268	—	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	4,449	703	6,220	—	6,923	5,088	1,835	—	1970	2/76	40
Thruway, Winston-Salem, NC	7,848	26,336	7,693	26,447	44	34,184	18,682	15,502	—	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	2,636	7,851	11,287	—	19,138	7,380	11,758	12,555	1990	8/93	40
Westview Village, Frederick, MD	6,047	25,225	6,047	25,216	9	31,272	9,483	21,789	—	2009	11/07, 02/15	50
White Oak, Silver Spring, MD	6,277	5,771	4,649	7,212	187	12,048	6,169	5,879	22,475	1958 & 1967	1/72	40
Other Buildings / Improvements	—	182	—	182	—	182	72	110	—
Total Shopping Centers	841,335	449,152	415,424	840,044	35,019	1,290,487	381,382	909,105	578,266
Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	32,976	3,756	50,679	—	54,435	39,261	15,174	26,260	1981-2000	12/84	35 & 40
Clarendon Center, Arlington, VA (1)	12,753	186,210	16,287	182,676	—	198,963	46,856	152,107	98,611	2010	7/73, 1/96 & 4/02	50
Park Van Ness, Washington, DC	2,242	91,699	2,242	91,699	—	93,941	10,757	83,184	68,095	2016	7/73 & 2/11	50
601 Pennsylvania Ave., Washington, DC	5,479	69,129	5,667	68,941	—	74,608	57,038	17,570	—	1986	7/73	35
Washington Square, Alexandria, VA	2,034	57,102	544	58,592	—	59,136	28,180	30,956	56,990	2000	7/73	50
Total Mixed-Use Properties	43,967	437,116	28,496	452,587	—	481,083	182,092	298,991	249,956

Development Land
Ashland Square Phase II, Manassas, VA	5,292	2,280	7,028	—	544	7,572	—	7,572	—		12/04
New Market, New Market, MD	2,088	286	2,374	—	—	2,374	—	2,374	—		9/05
The Waycroft, Arlington, VA	52,067	203,376	—	—	255,443	255,443	—	255,443	110,199	—	8/14-8/16
7316 Wisconsin Avenue, Bethesda, MD	39,641	4,997	—	—	44,638	44,638	—	44,638	—	1969	9/18 & 12/18
Total Development Land	99,088	210,939	9,402	—	300,625	310,027	—	310,027	110,199
Total	$984,390	$1,097,207	$453,322	$1,292,631	$335,644	$2,081,597	$563,474	$1,518,123	$938,421

(1)	Includes the North and South Blocks and Residential

Schedule III
SAUL CENTERS, INC.
Real Estate and Accumulated Depreciation
December 31, 2019

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
of the improvements
The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.33 billion at December 31, 2019. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.
The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2019 are summarized as follows:

(In thousands)	2019	2018	2017
Total real estate investments:
Balance, beginning of year	$1,948,165	$1,803,200	$1,700,813
Acquisitions	—	48,579	77,258
Improvements	135,966	98,917	42,640
Retirements	(2,534)	(2,531)	(17,511)
Balance, end of year	$2,081,597	$1,948,165	$1,803,200
Total accumulated depreciation:
Balance, beginning of year	$525,518	$488,166	$458,279
Depreciation expense	40,490	39,768	40,197
Retirements	(2,534)	(2,416)	(10,310)
Balance, end of year	$563,474	$525,518	$488,166