Form 10-Q
period 2020-03-31
SAUL CENTERS, INC.
filed 2020-05-06
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of April 30, 2020: 23.2 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	March 31, 2020	December 31, 2019
Assets
Real estate investments
Land	$453,322	$453,322
Buildings and equipment	1,300,605	1,292,631
Construction in progress	345,880	335,644
	2,099,807	2,081,597
Accumulated depreciation	(572,912)	(563,474)
	1,526,895	1,518,123
Cash and cash equivalents	31,935	13,905
Accounts receivable and accrued income, net	49,994	52,311
Deferred leasing costs, net	27,546	24,083
Prepaid expenses, net	3,611	5,363
Other assets	4,859	4,555
Total assets	$1,644,840	$1,618,340
Liabilities
Notes payable	$798,343	$821,503
Term loan facility payable	74,716	74,691
Revolving credit facility payable	123,507	86,371
Construction loan payable	122,510	108,623
Dividends and distributions payable	19,350	19,291
Accounts payable, accrued expenses and other liabilities	35,122	35,199
Deferred income	24,686	29,306
Total liabilities	1,198,234	1,174,984
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 23,326,963 and 23,231,240 shares issued and outstanding, respectively	233	232
Additional paid-in capital	415,962	410,926
Distributions in excess of accumulated earnings	(223,075)	(221,177)
Total Saul Centers, Inc. equity	378,120	374,981
Noncontrolling interests	68,486	68,375
Total equity	446,606	443,356
Total liabilities and equity	$1,644,840	$1,618,340
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2020	2019
Revenue
Rental revenue	$55,415	$56,803
Other	1,528	2,947
Total revenue	56,943	59,750
Expenses
Property operating expenses	7,036	8,001
Real estate taxes	7,153	7,148
Interest expense, net and amortization of deferred debt costs	9,594	11,067
Depreciation and amortization of deferred leasing costs	11,281	11,643
General and administrative	5,050	4,814
Total expenses	40,114	42,673
Net Income	16,829	17,077
Noncontrolling interests
Income attributable to noncontrolling interests	(3,565)	(3,630)
Net income attributable to Saul Centers, Inc.	13,264	13,447
Preferred stock dividends	(2,798)	(2,953)
Net income available to common stockholders	$10,466	$10,494
Per share net income available to common stockholders
Basic and diluted	$0.45	$0.46
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net income	$16,829	$17,077
Other comprehensive income
Change in unrealized loss on cash flow hedge	—	(46)
Total comprehensive income	16,829	17,031
Comprehensive income attributable to noncontrolling interests	(3,565)	(3,618)
Total comprehensive income attributable to Saul Centers, Inc.	13,264	13,413
Preferred stock dividends	(2,798)	(2,953)
Total comprehensive income available to common stockholders	$10,466	$10,460
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance at January 1, 2020	$185,000	$232	$410,926	$(221,177)	$—	$374,981	$68,375	$443,356
Issuance of shares of common stock:
83,978 shares pursuant to dividend reinvestment plan	—	1	4,080	—	—	4,081	—	4,081
11,745 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	956	—	—	956	—	956
Issuance of 15,101 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	734	734
Net income	—	—	—	13,264	—	13,264	3,565	16,829
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,364)	—	(12,364)	(4,188)	(16,552)
Balance, March 31, 2020	$185,000	$233	$415,962	$(223,075)	$—	$378,120	$68,486	$446,606

Balance at January 1, 2019	$180,000	$227	$384,533	$(208,593)	$(255)	$355,912	$69,308	$425,220
Issuance of shares of common stock:
120,347 shares pursuant to dividend reinvestment plan	—	1	6,170	—	—	6,171	—	6,171
485 shares due to exercise of stock options and issuance of directors’ deferred stock	—	1	419	—	—	420	—	420
Issuance of 13,742 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	705	705
Net income	—	—	—	13,447	—	13,447	3,630	17,077
Change in unrealized loss on cash flow hedge	—	—	—	—	(34)	(34)	(12)	(46)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,108)	—	(12,108)	(4,155)	(16,263)
Balance, March 31, 2019	$180,000	$229	$391,122	$(210,207)	$(289)	$360,855	$69,476	$430,331

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$16,829	$17,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	11,281	11,643
Amortization of deferred debt costs	373	384
Compensation costs of stock grants and options	427	419
Credit losses on operating lease receivables	130	238
Decrease in accounts receivable and accrued income	2,187	2,035
Additions to deferred leasing costs	(4,764)	(554)
Decrease in prepaid expenses	1,752	1,111
Increase in other assets	(304)	(2,500)
Increase in accounts payable, accrued expenses and other liabilities	2,759	5,158
Decrease in deferred income	(4,620)	(3,370)
Net cash provided by operating activities	26,050	31,641
Cash flows from investing activities:
Acquisitions of real estate investments	—	(24)
Additions to real estate investments	(8,516)	(2,874)
Additions to development and redevelopment projects	(13,072)	(20,525)
Net cash used in investing activities	(21,588)	(23,423)
Cash flows from financing activities:
Proceeds from notes payable	—	22,100
Repayments on notes payable	(23,352)	(29,030)
Proceeds from revolving credit facility	40,000	19,000
Repayments on revolving credit facility	(3,000)	(26,000)
Proceeds from construction loan	13,862	15,217
Additions to deferred debt costs	(33)	(397)
Proceeds from the issuance of:
Common stock	4,610	6,171
Partnership units	734	705
Distributions to:
Series C preferred stockholders	—	(1,805)
Series D preferred stockholders	(1,148)	(1,148)
Series E preferred stockholders	(1,650)	—
Common stockholders	(12,275)	(12,005)
Noncontrolling interests	(4,180)	(4,148)
Net cash provided by (used in) financing activities	13,568	(11,340)
Net increase (decrease) in cash and cash equivalents	18,030	(3,122)
Cash and cash equivalents, beginning of period	13,905	14,578
Cash and cash equivalents, end of period	$31,935	$11,456
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,319	$10,647
Increase (decrease) in accrued real estate investments and development costs	$(2,836)	$10,048

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Basis of Presentation
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
The Company, which conducts all of its activities through its subsidiaries, Saul Holdings Limited Partnership, a Maryland limited partnership (the “Operating Partnership”) and two subsidiary limited partnerships (the “Subsidiary Partnerships,” and, collectively with the Operating Partnership, the “Partnerships”), engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-use properties, primarily in the Washington, DC/Baltimore metropolitan area.
As of March 31, 2020, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), six mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of March 31, 2020, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 4.9% of the Company's total revenue for the three months ended March 31, 2020. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the three months ended March 31, 2020.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of March 31, 2020 and December 31, 2019, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity ("VIE") because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the rights to absorb 74.6% of its net income. Because the Operating Partnership is consolidated into the financial statements of the Company, classification of it as a VIE has no impact on the consolidated financial statements of the Company.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2019, which are included in its Annual Report on Form 10-K. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those instructions. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

2.	Summary of Significant Accounting Policies
Our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 have not changed significantly in amount or composition.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

Notes to Consolidated Financial Statements (Unaudited)

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
In addition to rents due currently, accounts receivable includes approximately $42.4 million and $42.1 million, at March 31, 2020 and December 31, 2019, respectively, net of allowance for doubtful accounts totaling $36,900 and $30,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

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
On January 1, 2019, a right of use asset and corresponding lease liability related to our headquarters lease were recorded in other assets and other liabilities, respectively. The lease expires on February 28, 2022, with one option to renew for an additional five years. The right of use asset and corresponding lease liability totaled $1.4 million and $1.5 million, respectively, at March 31, 2020.
Due to the business disruptions and challenges severely affecting the global economy caused by the novel strain of coronavirus (“COVID-19”) pandemic, many lessees have requested rent relief, including rent deferrals and other lease concessions. The lease modification guidance in ASU 2016-02 does not contemplate the rapid execution of concessions for multiple tenants in response to sudden liquidity constraints of lessees. In April 2020, the FASB staff issued a question and answer document that allows the Company to elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief, which, in the case of rent deferrals, results in the accrual of rent due from tenants and defers the payment of that rent to a future date and will monitor the collectability of rent receivables.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses" ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of information to support credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those years. The adoption of ASU 2016-13 effective January 1, 2020 did not have a material impact on our consolidated financial statements and related disclosures because the vast majority of the Company's receivables relate to operating leases which are accounted for under ASC 842, "Leases".

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the three months ended March 31, 2020.

3.	Real Estate
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of March 31, 2020 and December 31, 2019, is composed of the following:

(in thousands)	March 31, 2020	December 31, 2019
The Waycroft	$267,563	$255,443
7316 Wisconsin Avenue	46,946	44,638
Ashbrook Marketplace	19,796	19,128
Other	11,575	16,435
Total	$345,880	$335,644

Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party and internal leasing agents, internal costs such as payroll-related fringe benefits which are direct and incremental to successful commercial leases, amounts attributed to in-place leases associated with acquired properties and lease inducement costs. Effective with the adoption of ASU 2016-02 on January 1, 2019, all costs incurred prior to the execution of a lease are charged to expense and not capitalized. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $27.5 million and $24.1 million, net of accumulated amortization of $42.5 million and $41.6 million, as of March 31, 2020 and December 31, 2019, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled $1.3 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.
Real Estate Investment Properties
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $10.0 million and $10.0 million for the three months ended March 31, 2020 and 2019, respectively. Repairs and maintenance expense totaled $2.8 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of March 31, 2020, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, the “Saul Organization”) holds a 25.4% limited partnership interest in the Operating Partnership represented by approximately 7.9 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company's Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of March 31, 2020, approximately 700,000 units were convertible into shares of Saul Centers common stock.

Notes to Consolidated Financial Statements (Unaudited)

The impact of the Saul Organization’s approximately 25.4% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended March 31, 2020 and 2019, were approximately 31.2 million and 30.7 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $1.1 billion at March 31, 2020, of which approximately $928.9 million was fixed-rate debt and approximately $199.5 million was variable rate debt outstanding under the credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.1 billion as of March 31, 2020.
At March 31, 2020, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of March 31, 2020, the applicable spread for borrowings is 135 basis points under the revolving credit facility and 130 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. As of March 31, 2020, based on the value of the Company’s unencumbered properties, approximately $200.3 million was available under the revolving credit facility, $124.5 million was outstanding and approximately $185,000 was committed for letters of credit.
On February 10, 2020, the Company repaid in full the remaining principal balance of $9.2 million of the mortgage loan secured by Boca Valley Plaza, which was scheduled to mature on May 10, 2020.
On March 3, 2020, the Company repaid in full the remaining principal balance of $7.1 million of the mortgage loan secured by Palm Springs Center, which was scheduled to mature on June 1, 2020.

Saul Centers is a guarantor of the credit facility, of which the Operating Partnership is the borrower. The Operating
Partnership is the guarantor of (a) a portion of the Park Van Ness mortgage (approximately $6.7 million of the $67.7 million outstanding balance at March 31, 2020, which guarantee will be reduced to (i) $3.3 million on October 1, 2020 and (ii) zero on October 1, 2021), (b) a portion of the Broadlands mortgage (approximately $3.9 million of the $31.0 million outstanding balance at March 31, 2020), and (c) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $26.0 million outstanding balance at March 31, 2020). All other notes payable are non-recourse. The guarantee on the Kentlands Square II mortgage loan was released on February 5, 2020.
At December 31, 2019, the principal amount of the Company’s outstanding debt totaled approximately $1.1 billion, of which $938.4 million was fixed rate debt and $162.5 million was variable rate debt, including $87.5 million outstanding under an unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.1 billion as of December 31, 2019.

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2020, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2020	$—		$21,134	$21,134
2021	11,012		29,025	40,037
2022	161,002	(a)	29,645	190,647
2023	84,225		30,065	114,290
2024	66,653		28,703	95,356
2025	20,363		26,291	46,654
Thereafter	520,796		99,518	620,314
Principal amount	$864,051		$264,381	1,128,432
Unamortized deferred debt costs				9,356
Net				$1,119,076

(a) Includes $124.5 million outstanding under the revolving credit facility.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the term loan facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $9.4 million and $9.7 million, net of accumulated amortization of $7.5 million and $7.5 million, at March 31, 2020 and December 31, 2019, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
Interest expense, net and amortization of deferred debt costs for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Interest incurred	$13,019	$12,881
Amortization of deferred debt costs	373	384
Capitalized interest	(3,768)	(2,146)
Interest expense	9,624	11,119
Less: Interest income	30	52
Interest expense, net and amortization of deferred debt costs	$9,594	$11,067

6.	Equity
The consolidated statements of operations for the three months ended March 31, 2020 and 2019, reflect noncontrolling interests of $3.6 million and $3.6 million, respectively, representing income attributable to the Saul Organization for each period.
At March 31, 2020, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2020, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

	Three months ended March 31,
(In thousands)	2020	2019
Weighted average common stock outstanding-Basic	23,295	22,820
Effect of dilutive options	4	43
Weighted average common stock outstanding-Diluted	23,299	22,863
Non-dilutive options	1,224	438
Years non-dilutive options were issued	2014 through 2019	2016 and 2017

7.	Related Party Transactions
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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $120,700 and $96,500 for the three months ended March 31, 2020 and 2019, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2020 and 2019, the Company credited to employee accounts $49,500 and $56,500, respectively, which is the sum of accrued earnings and three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $3.2 million and $3.1 million, at March 31, 2020 and December 31, 2019, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for

Notes to Consolidated Financial Statements (Unaudited)

in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2020 and 2019, which included rental expense for the Company’s headquarters lease, totaled approximately $2.2 million and $2.2 million, net, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, accounts payable, accrued expenses and other liabilities included approximately $801,700 and $918,700, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company has entered into a shared third-party predevelopment cost agreement (the “Predevelopment Agreement”) with the B. F. Saul Real Estate Investment Trust (the “Trust”). The Predevelopment Agreement relates to the sharing of third-party predevelopment costs incurred in connection with the planning of the future redevelopment of certain adjacent real estate assets in the Twinbrook area of Rockville, Maryland. The costs will be shared on a pro rata basis based on the acreage owned by each entity and neither party is obligated to advance funds to the other.
In August 2016, the Company entered into an agreement to acquire from the Trust approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The transaction closed on May 9, 2018, and the Company issued 176,680 limited partnership units to the Trust. The Company constructed a shopping center, Ashbrook Marketplace, and in the second quarter of 2021 may be obligated to issue additional limited partnership units to the Trust.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, expires in 2022, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $202,300 and $193,900 for the three months ended March 31, 2020 and 2019, respectively, and is included in general and administrative expense.
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
The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $105,200 and $73,400 for the three months ended March 31, 2020 and 2019, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the three months ended March 31, 2020, 2,191 shares were credited to director's deferred fee accounts and 6,837 shares were issued. As of March 31, 2020, the director's deferred fee accounts comprise 109,762 shares.
During the three months ended March 31, 2020, stock option expense totaling $0.4 million was included in general and administrative expense in the Consolidated Statements of Operations. As of March 31, 2020, the estimated future expense related to unvested stock options was $2.3 million. The table below summarizes the option activity for the three months ended  March 31, 2020:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,309,614	$53.38	$2,528,463
Granted	—	—	—
Exercised	(10,749)	49.19	85,268
Expired/Forfeited	—	—	—
Outstanding at March 31	1,298,865	53.42	—
Exercisable at March 31	752,865	52.47	—

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At March 31, 2020, the final trading day of the first quarter, the closing share price of $32.74 was lower than the exercise price of the 1,298,865 outstanding options granted in 2010 through 2019. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.7 years and 5.7 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 3.80% and 3.55%, would be approximately $924.4 million and $957.4 million, respectively, compared to the principal balance of $928.9 million and $938.4 million at March 31, 2020 and December 31, 2019, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

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
The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income and cash flows from real estate of the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a range of tenants, the types of services provided to them are similar within each segment. The properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2020 presentation.

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended March 31, 2020
Real estate rental operations:
Revenue	$41,571	$15,372	$—	$56,943
Expenses	(8,922)	(5,267)	—	(14,189)
Income from real estate	32,649	10,105	—	42,754
Interest expense, net and amortization of deferred debt costs	—	—	(9,594)	(9,594)
Depreciation and amortization of deferred leasing costs	(7,386)	(3,895)	—	(11,281)
General and administrative	—	—	(5,050)	(5,050)
Net income (loss)	$25,263	$6,210	$(14,644)	$16,829
Capital investment	$4,202	$17,386	$—	$21,588
Total assets	$973,107	$640,122	$31,611	$1,644,840

Three months ended March 31, 2019
Real estate rental operations:
Revenue	$43,159	$16,591	$—	$59,750
Expenses	(9,688)	(5,461)	—	(15,149)
Income from real estate	33,471	11,130	—	44,601
Interest expense, net and amortization of deferred debt costs	—	—	(11,067)	(11,067)
Depreciation and amortization of deferred leasing costs	(7,282)	(4,361)	—	(11,643)
General and administrative	—	—	(4,814)	(4,814)
Net income (loss)	$26,189	$6,769	$(15,881)	$17,077
Capital investment	$4,613	$18,810	$—	$23,423
Total assets	$968,674	$566,163	$10,991	$1,545,828

Notes to Consolidated Financial Statements (Unaudited)

12. Subsequent Events
A novel strain of coronavirus ("COVID-19") was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly.
The actions taken by federal, state and local governments to mitigate the spread of COVID-19 by ordering closure of nonessential businesses and ordering residents to generally stay at home have resulted in many of our tenants announcing mandated or temporary closures of their operations and/or requesting adjustments to their lease terms. Experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or a global recession. COVID-19 could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations, cash flows and the market value and trading price of our securities.
While the Company’s grocery stores, pharmacies, banks and home improvement stores generally remain open, restaurants, if open, are operating with delivery and curb side pick-up only, and most health, beauty supply and services, fitness centers, and other non-essential businesses remain closed. The Company is generally not charging late fees or delinquent interest on these past due payments and, in many cases, rent deferral agreements are being negotiated to allow tenants temporary relief where needed.
On April 1, 2020, the Company borrowed $50.0 million under its revolving credit facility to provide additional liquidity and flexibility as the effects of the COVID-19 pandemic continue to evolve.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2019. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.
Forward-Looking Statements
Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “plans,” “intends,” “estimates,” “anticipates,” “expects,” “believes” or similar expressions in this Form 10-Q. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	challenging domestic and global credit markets and their effect on discretionary spending;

•	the ability of our tenants to pay rent;

•	our reliance on shopping center “anchor” tenants and other significant tenants;

•	our substantial relationships with members of The Saul Organization;

•
risks of financing, such as increases in interest rates, restrictions imposed by our debt, our ability to meet existing financial covenants and our ability to consummate planned and additional financings on acceptable terms;

•	our development activities;

•	our access to additional capital;

•	our ability to successfully complete additional acquisitions, developments or redevelopments, or if they are completed, whether such acquisitions, developments or redevelopments perform as expected;

•
risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies, the relative illiquidity of real estate and environmental risks;

•
risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes to REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

•
an epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

Additional information related to these risks and uncertainties are included in “Risk Factors” (Part I, Item 1A of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part I, Item 2 of this Form 10-Q).

Impact of COVID-19
A novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly.
The actions taken by federal, state and local governments to mitigate the spread of COVID-19 by ordering closure of nonessential businesses and ordering residents to generally stay at home have resulted in many of our tenants announcing mandated or temporary closures of their operations and/or requesting adjustments to their lease terms. Experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or a global recession. COVID-19 could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations, cash flows and the market value and trading price of our securities. We expect such negative effects to be higher during the quarter ending June 30, 2020, than they were during the quarter ended March 31, 2020.
While the Company’s grocery stores, pharmacies, banks and home improvement stores generally remain open, restaurants, if open, are operating with delivery and curb side pick-up only, and most health, beauty supply and services, fitness centers, and other non-essential businesses remain closed. As of May 5, 2020, approximately 32% of the Company’s contractual base rent and operating expense and real estate tax recoveries for April 2020 remains unpaid, excluding rent subject to executed deferral agreements totaling approximately $355,600 (2%). The Company is generally not charging late fees or delinquent interest on these past due payments and, in many cases, additional rent deferral agreements are being negotiated to allow tenants temporary relief where needed. The deferral agreements being negotiated, generally, permit tenants to defer 30 to 90 days of rent, operating expense and real estate tax recovery payments until a later time in their lease term with repayment typically occurring over a 12-month period generally commencing in 2021. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as governmental orders require non-essential businesses to remain closed and residents to stay at home. We will continue to accrue rental revenue during the deferral period. However, we anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period.
The Company has strongly encouraged small business tenants to apply for Paycheck Protection Program loans, as available, under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company has information that many tenants are applying for these loans and, recently, the first tenants have communicated that loan proceeds are being received and a few tenants have subsequently remitted rental payments.
On April 1, 2020, the Company borrowed $50.0 million under its revolving credit facility to provide additional liquidity and flexibility as the effects of the COVID-19 pandemic continue to evolve. As of April 30, 2020, the Company had $61.9 million of cash and cash equivalents and borrowing availability of approximately $150.3 million under its unsecured revolving credit facility.
The extent of the effects of COVID-19 on the Company’s business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See Item 1A. Risk Factors. However, we believe the actions we have taken and are continuing to take will help minimize interruptions to operations and will put the Company in the best position to participate in the recovery when the time comes. Management and the Board of Directors will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt the Company’s business in the best interests of our stockholders and personnel. The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.
The Company was able to transition all but a limited number of essential employees to remote work and does not anticipate any adverse impact on its ability to continue to operate its business. Transitioning to a largely remote workforce has not had any material adverse impact on the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. Currently, we have a limited number of employees coming into offices as needed.

General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2020.
Overview
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-centric, residential mixed-use projects in the Washington, D.C. metropolitan area. The Company’s operating strategy also includes improvement of the operating performance and internal growth of its Shopping Centers and will supplement its development of residential mixed-used projects with selective redevelopment and renovations of its core Shopping Centers. Construction of The Waycroft, a project with 491 apartment units and 60,000 square feet of retail space, on North Glebe Road, within two blocks of the Ballston Metro Station, in Arlington, Virginia is substantially complete. The Company also has a development pipeline of zoned sites, either in its portfolio (some of which are currently shopping center operating properties) or under contract, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located adjacent to red line Metro stations in Montgomery County, Maryland.
The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, generally anchor stores such as supermarkets, drug stores and fitness centers, as evidenced by the March 2020 addition of a 69,000 square foot Giant Food at Seven Corners and the coming additions of a 36,000 square foot LA Fitness at Broadlands Village and a 54,000 square foot 99 Ranch grocery store at Shops at Fairfax. The Company currently has signed leases or leases under negotiation for 12 pad sites within its core portfolio. The pad sites are expected to be completed and operational by late 2021.
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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area had remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  The Company's commercial leasing percentage, on a comparable property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, decreased to 95.3% at March 31, 2020, from 95.7% at March 31, 2019. We expect the volume of lease renewals in 2020, and the rental rates at which leases renew, will be negatively impacted by COVID-19 when comparing executed retail leases to prior year leasing activity.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of March 31, 2020, amortizing fixed-rate mortgage debt with staggered maturities from 2021 to 2035 represented approximately 82.3% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of $199.5 million outstanding under the credit facility. As of March 31, 2020, the Company has loan availability of approximately $200.3 million under its $325.0 million unsecured revolving credit facility.
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

	Three months ended March 31,
	2020	2019	2018	2017	2016
Base rent	$19.83	$20.08	$20.26	$18.91	$18.71
Effective rent	$18.14	$18.14	$18.33	$17.12	$16.86

Recent Developments
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company has substantially completed construction of The Waycroft, a project with 491 apartment units and 60,000 square feet of retail space on 2.8 acres of land, and apartment occupancy commenced in April 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, plus approximately $19.0 million of capitalized interest. A portion of the cost is being financed with a $157.0 million construction-to-permanent loan. Including approximately $18.7 million of capitalized interest and costs of $8.3 million which are accrued and unpaid, costs incurred through March 31, 2020 total approximately $267.6 million, of which $124.1 million has been financed by the loan. Leases have been executed for a 41,500 square foot Target and 12,600 square feet of retail shop space, resulting in approximately 90% of the planned retail space being leased. Target is scheduled to begin operating in August 2020. Applications have been received for 83 residential leases, totaling approximately 17% of the available units, with 18 units occupied as of May 5, 2020.
Albertson's/Safeway is currently a tenant at seven of the Company's shopping centers, two locations of which are subleased to other grocers. In February 2017, the Company terminated the lease with Albertson's/Safeway at Broadlands Village. The Company executed a lease with Aldi Food Market for 20,000 square feet of this space, which opened in November 2017, and has executed a lease with LA Fitness for substantially all of the remaining space. LA Fitness has finalized construction and, upon removal of COVID-19 related fitness facility occupancy restrictions, is ready to open for business.
In the fourth quarter of 2018, the Company substantially completed construction of the shell of a 16,000 square foot small shop expansion at Burtonsville Town Square and construction of interior improvements for the final two tenants are underway. Delivery of the first leased tenant spaces occurred in late 2018, and tenant openings began in the first quarter of 2019. The total development cost was $5.7 million. Leases have been executed for all of the space. In addition, a lease has been executed with Taco Bell, which commenced construction in January 2020 of a free-standing building on a pad site within the property.
In May 2018, the Company acquired from the Saul Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company has substantially completed construction of Ashbrook Marketplace, an approximately 86,000 square foot neighborhood shopping center. A 29,000 square foot Lidl grocery store opened in November 2019, and the shopping center is 100% leased as of February 2020. The first small shop opened for business in April 2020, and the remaining tenants are scheduled to open throughout 2020, subject to the removal of COVID-19 occupancy restrictions. All four pad sites have been leased and are in various stages of construction or obtaining permit approvals. In the second quarter of 2021, the Company may be obligated to issue additional limited partnership units to the Saul Trust.
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The purchase price was funded through the Company's revolving credit facility. The Company has completed development plans for the combined property for the development of up to 366 apartment units and 10,300 square feet of retail space. In July 2019, the Montgomery County Planning Commission unanimously approved the Company's site plan. Design and construction documents are being prepared and a site plan amendment has been submitted incorporating final design parameters. Additional approvals from the Washington Metropolitan Area Transit Authority and the Maryland Transit Administration are in process and are expected to be received by the fourth quarter of 2020. Effective September 1, 2019, the asset was removed from service and transferred to construction in progress. The Company is currently performing interior demolition in preparation for future development.

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

Results of Operations
Three months ended March 31, 2020 (the "2020 Quarter") compared to the three months ended March 31, 2019 (the "2019 Quarter")
Revenue

	Three months ended March 31,		2019 to 2020 Change
(Dollars in thousands)	2020	2019	Amount	Percent
Base rent	$46,348	$46,610	$(262)	(0.6)%
Expense recoveries	8,616	9,811	(1,195)	(12.2)%
Percentage rent	290	284	6	2.1%
Other property revenue	291	336	(45)	(13.4)%
Credit losses on operating lease receivables	(130)	(238)	108	(45.4)%
Rental revenue	55,415	56,803	(1,388)	(2.4)%
Other revenue	1,528	2,947	(1,419)	(48.2)%
Total revenue	$56,943	$59,750	$(2,807)	(4.7)%
Base rent includes $356,400 and $(215,900) for the 2020 Quarter and 2019 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $352,900 and $360,100, for the 2020 Quarter and 2019 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue decreased 4.7% in the 2020 Quarter compared to the 2019 Quarter, as described below.
Base Rent. The $0.3 million decrease in base rent in the 2020 Quarter compared to the 2019 Quarter is primarily attributable to (a) a $0.25 per square foot decrease in commercial base rent ($0.5 million), partially offset by (b) a 45,994 square foot increase in leased commercial space ($0.2 million).
Expense Recoveries. Expense recoveries decreased 12.2% in the 2020 Quarter compared to the 2019 Quarter primarily due to a decrease in recoverable property operating expenses, largely snow removal.
Other Revenue. Other revenue decreased $1.4 million primarily due to lower lease termination fees.
Expenses

	Three months ended March 31,		2019 to 2020 Change
(Dollars in thousands)	2020	2019	Amount	Percent
Property operating expenses	$7,036	$8,001	$(965)	(12.1)%
Real estate taxes	7,153	7,148	5	0.1%
Interest expense, net and amortization of deferred debt costs	9,594	11,067	(1,473)	(13.3)%
Depreciation and amortization of deferred leasing costs	11,281	11,643	(362)	(3.1)%
General and administrative	5,050	4,814	236	4.9%
Total expenses	$40,114	$42,673	$(2,559)	(6.0)%
Total expenses decreased 6.0% in the 2020 Quarter compared to the 2019 Quarter, as described below.
Property Operating Expenses. Property operating expenses decreased 12.1% in the 2020 Quarter primarily due to lower snow removal costs ($1.0 million).

Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense decreased 13.3% in the 2020 Quarter primarily due to (a) higher capitalized interest ($1.6 million) partially offset by (b) higher interest incurred due to higher outstanding debt balances ($0.1 million).
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
The tables below provide reconciliations of total property revenue and property operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results for the three months ended March 31, 2020 and 2019 include 49 Shopping Centers and six Mixed-Use properties.

Same property revenue

(in thousands)	Three months ended March 31,
	2020	2019
Total revenue	$56,943	$59,750
Less: Acquisitions, dispositions and development properties	(130)	(889)
Total same property revenue	$56,813	$58,861

Shopping Centers	$41,441	$43,159
Mixed-Use properties	15,372	15,702
Total same property revenue	$56,813	$58,861

Total Shopping Center revenue	$41,571	$43,159
Less: Shopping Center acquisitions, dispositions and development properties	(130)	—
Total same Shopping Center revenue	$41,441	$43,159

Total Mixed-Use property revenue	$15,372	$16,591
Less: Mixed-Use acquisitions, dispositions and development properties	—	(889)
Total same Mixed-Use revenue	$15,372	$15,702
The $2.0 million decrease in same property revenue for the 2020 Quarter compared to the 2019 Quarter, was primarily due to (a) decreased lease termination fees ($0.7 million) and (b) decreased expense recoveries ($1.2 million), primarily due to less snow removal costs ($1.0 million).

Same property operating income

	Three Months Ended March 31,
(In thousands)	2020	2019
Net income	$16,829	$17,077
Add: Interest expense, net and amortization of deferred debt costs	9,594	11,067
Add: Depreciation and amortization of deferred leasing costs	11,281	11,643
Add: General and administrative	5,050	4,814
Property operating income	42,754	44,601
Less: Acquisitions, dispositions and development properties	(104)	(628)
Total same property operating income	$42,650	$43,973

Shopping Centers	$32,545	$33,471
Mixed-Use properties	10,105	10,502
Total same property operating income	$42,650	$43,973

Shopping Center operating income	$32,649	$33,471
Less: Shopping Center acquisitions, dispositions and development properties	(104)	—
Total same Shopping Center operating income	$32,545	$33,471

Mixed-Use property operating income	$10,105	$11,130
Less: Mixed-Use acquisitions, dispositions and development properties	—	(628)
Total same Mixed-Use property operating income	$10,105	$10,502
The $1.3 million decrease in same property operating income in the 2020 Quarter compared to the 2019 Quarter was primarily due to (a) lower termination fees ($0.7 million) and (b) lower expense recoveries net of property expenses ($0.5 million).
Liquidity and Capital Resources
Cash and cash equivalents totaled $31.9 million and $11.5 million at March 31, 2020 and 2019, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$26,050	$31,641
Net cash used in investing activities	(21,588)	(23,423)
Net cash provided by (used in) financing activities	13,568	(11,340)
Increase (decrease) in cash and cash equivalents	$18,030	$(3,122)
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding. We currently expect a short term decrease in cash from operations as our tenants are impacted by the pandemic and, while contractually obligated, some have not paid April 2020 rent (see "Impact of COVID-19").
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $1.8 million decrease in cash used in investing activities is primarily due to

(a) development expenditures ($7.4 million) partially offset by (b) increased additions to real estate investments throughout the portfolio ($5.6 million).
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
Liquidity Requirements
In March and April 2020, the Company drew an aggregate $71.0 million under its revolving credit facility to provide additional liquidity and flexibility as the effects of the COVID-19 pandemic continue to evolve.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company has substantially completed construction of a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. The Company had incurred costs totaling $267.6 million as of March 31, 2020. The remaining cost will be funded by a $157.0 million construction-to-permanent loan, which closed in 2017. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
Management believes that the Company’s capital resources, which at March 31, 2020 included cash balances of approximately $31.9 million and borrowing availability of approximately $200.3 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future. On April 1, 2020, the Company borrowed $50.0 million under its revolving credit facility. With cash balances of over $61.9 million and borrowing capacity of approximately $150.3 million on April 30, 2020, the Company believes that it has sufficient liquidity and flexibility to meet the needs of the Company's operations as the effects of the COVID-19 pandemic continue to evolve.
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 82,783 and 119,215 shares under the DRIP at a weighted average discounted price of $48.59 and $51.28 per share, during the three months ended March 31, 2020 and 2019, respectively. The Company issued 15,101 and 13,742 limited partnership units under the DRIP at a weighted average price of $49.40 and $52.16 per unit during the three months ended March 31, 2020 and 2019, respectively. The Company also credited 1,195 and 1,132 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $48.59 and $51.28 per share, during the three months ended March 31, 2020 and 2019, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2020.
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
At March 31, 2020, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of March 31, 2020, the applicable spread for borrowings is 135 basis points under the revolving credit facility and 130 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. As of March 31, 2020, based on the value of the Company’s unencumbered properties, approximately $200.3 million was available under the revolving credit facility, $124.5 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of March 31, 2020, the Company was in compliance with all such covenants.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the 2020 Quarter, totaled $25.3 million, a decrease of 1.8% compared to the 2019 Quarter. FFO for the 2020 Quarter decreased primarily due to (a) lower other revenue, primarily lease termination fees ($1.4 million), (b) lower base rent, primarily due to the lease expiration and re-leasing of the grocery anchors at Seven Corners, which opened in March 2020, and at Shops at Fairfax, projected to open in the third quarter of 2020 (collectively, $0.4 million) and (c) lower expense recoveries net of property expenses ($0.2 million), partially offset by (d) lower interest expense due to higher capitalized interest ($1.6 million).

The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Net income	$16,829	$17,077
Add:
Real estate depreciation and amortization	11,281	11,643
FFO	28,110	28,720
Subtract:
Preferred stock dividends	(2,798)	(2,953)
FFO available to common stockholders and noncontrolling interests	$25,312	$25,767
Weighted average shares:
Diluted weighted average common stock	23,299	22,863
Convertible limited partnership units	7,897	7,835
Average shares and units used to compute FFO per share	31,196	30,698
FFO per share available to common stockholders and noncontrolling interests	$0.81	$0.84

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
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2020	50	6	7,872,035	1,076,837	95.8%	92.3%
March 31, 2019	49	7	7,759,048	1,146,438	96.0%	90.1%
As of March 31, 2020, 95.3% of the Commercial portfolio was leased, compared to 95.2% at March 31, 2019. On a same property basis, 95.3% of the Commercial portfolio was leased, compared to 95.7% at March 31, 2019. As of March 31, 2020, the Residential portfolio was 96.7% leased compared to 99.0% at March 31, 2019.
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

			Average Base Rent per Square Foot
Three months ended March 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2020	427,692	64	$34.41	$35.54
2019	436,284	70	17.77	17.38
Certain of the Company’s operating properties are planned for redevelopment, including its properties at Twinbrook and White Flint. Prior to the commencement of redevelopment, the Company continues to operate the properties. However, in order to provide the greatest amount of flexibility, the Company generally enters into leases with shorter terms at these “pre-development” properties. The shorter-term leases require less capital, but also yield lower rents. The impact of these leases with shorter terms and lower rents can impact the averages shown for all leasing activity. During the first quarter of 2020, the Company entered into four new or renewed leases, for 19,724 square feet of retail space, at pre-development properties, that have shorter terms and lower rents than typical market conditions would suggest. Excluding these leases, the base rent on the 60 new or renewed leases on a same space basis would have been $34.58 per square foot compared to $35.96 per square foot for expiring leases.
Since December 2019, the Company has extended the leases of three significant tenants within the office portfolio. The earliest expiration of these resulting leases is now 2030. These leases comprise an aggregate of approximately 216,000 square feet (22%) of the office square footage contained within the Mixed-Use Properties.

Additional information about the 2020 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	21	5	43
Square feet	88,538	15,269	339,154
Per square foot average annualized:
Base rent	$23.54	$37.50	$37.24
Tenant improvements	(3.70)	(10.73)	(2.48)
Leasing costs	(0.85)	(1.28)	(1.08)
Rent concessions	(0.79)	(0.06)	(3.60)
Effective rents	$18.20	$25.43	$30.08

During the three months ended March 31, 2020, the Company entered into 97 new or renewed apartment leases. The average monthly rent per square foot increased to $3.54 from $3.51. During the three months ended March 31, 2019, the Company entered into 94 new or renewed apartment leases. The average monthly rent per square foot decreased to $3.48 from $3.50.
As of December 31, 2019, 746,234 square feet of Commercial space was subject to leases scheduled to expire in 2020. Of those leases, as of March 31, 2020, leases representing 599,900 square feet of Commercial space have not yet renewed and are scheduled to expire over the next three months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	599,900
Average base rent per square foot	$22.30
Estimated market base rent per square foot	$22.34

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
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of March 31, 2020, the Company had variable rate indebtedness totaling $199.5 million. If the interest rates on the Company’s variable rate debt instruments outstanding at March 31, 2020 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $2.0 million based on those balances. As of March 31, 2020, the Company had fixed-rate indebtedness totaling $928.9 million with a weighted average interest rate of 5.03%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2020 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $51.3 million less than the carrying value.
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020. Based on the foregoing, the Company’s Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
During the quarter ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Except as set forth below, the Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2019 Annual Report of the Company on Form 10-K.
The current outbreak of the novel coronavirus (“COVID-19”), or the future outbreak or pandemic of any other highly infectious or contagious diseases, could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations, cash flows and the market value and trading price of our securities.
A novel strain of coronavirus was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly. Many of our tenants have announced mandated or temporary closures of their operations and/or have requested adjustments to their lease terms during this pandemic. Experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or a global recession. COVID-19 (or a future pandemic) could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations, cash flows and the market value and trading price of our securities due to, among other factors:

•	a complete or partial closure of, or other operational issues at, our properties as a result of government or tenant action;

•	the declines in or instability of the economy or financial markets may result in a recession or negatively impact consumer discretionary spending, which could adversely affect retailers and consumers;

•
the reduction of economic activity severely impacts our tenants' business operations, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, to default on their lease, or to otherwise seek modifications of such obligations;

•
inability to access debt and equity capital on favorable terms, if at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, reduce our ability to make cash distributions to our stockholders and increase our future interest expense;

•	a general decline in business activity and demand for real estate transactions could adversely affect our ability to successfully execute investment strategies or expand our property portfolio;

•	a significant reduction in our cash flows could impact our ability to continue paying cash dividends to our common and preferred stockholders at expected levels or at all;

•
the financial impact of COVID-19 could negatively affect our future compliance with financial and other covenants of our credit facility and other debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such indebtedness;

•
the continued service and availability of personnel, including our executive officers and Board of Directors, and our ability to recruit, attract and retain skilled personnel, to the extent our management, Board of Directors or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, could negatively impact our business and operating results; and

•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or is improperly implemented or deployed during a disruption.
The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. For example, as of March 31, 2020, approximately 33% of base rent is generated from tenants in lines of trade that have been significantly impacted by mandated temporary closures or other social-distancing guidelines issued by federal, state and local governments including:

•	Full-service and limited-service restaurants (13%),

•	Beauty services and dry cleaners (6%),

•	Apparel and footwear (6%),

•	Health and fitness (3%), and

•	Other (5%)

A prolonged imposition of mandated temporary closures or other social-distancing guidelines may adversely impact the ability of these tenants to generate sufficient revenues, and may cause tenants to request additional rent deferrals, and in limited cases, default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish our ability to receive rental revenue that is owed under their leases. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance, business or financial condition, results from operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board, Chief Executive Officer and President, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the
January 31, 2020 dividend distribution acquired 70,477 shares of common stock at a price of $48.59 per share and
15,101 limited partnership units at a price of $49.40 per unit. The limited partnership units were sold under Section 4(a)(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
None

Item 6.	Exhibits

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).*

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).*

99.	(a)	Schedule of Portfolio Properties (filed herewith).

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and
(v) the notes to the consolidated financial statements.

104.		Cover Page Interactive Data File (the Cover Page Interactive Data File is embedded within the Inline XBRL document).

* In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: May 6, 2020	/s/ B. Francis Saul II
B. Francis Saul II Chairman, Chief Executive Officer and President

Date: May 6, 2020	/s/ Scott V. Schneider
Scott V. Schneider Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date: May 6, 2020	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)