Form 10-Q
period 2020-06-30
SAUL CENTERS, INC.
filed 2020-08-06
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
OR
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
(Address of principal executive office) (Zip Code)
Registrant’s telephone number, including area code (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:	Trading symbol:
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange	BFS
Depositary Shares each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock, Par Value $0.01 Per Share	New York Stock Exchange	BFS/PRD
Depositary Shares each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock, Par Value $0.01 Per Share	New York Stock Exchange	BFS/PRE

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of July 31, 2020: 23.2 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	June 30, 2020	December 31, 2019
Assets
Real estate investments
Land	$503,802	$453,322
Buildings and equipment	1,505,909	1,292,631
Construction in progress	101,359	335,644
	2,111,070	2,081,597
Accumulated depreciation	(584,002)	(563,474)
	1,527,068	1,518,123
Cash and cash equivalents	66,457	13,905
Accounts receivable and accrued income, net	57,926	52,311
Deferred leasing costs, net	27,057	24,083
Prepaid expenses, net	1,579	5,363
Other assets	6,549	4,555
Total assets	$1,686,636	$1,618,340
Liabilities
Notes payable	$791,534	$821,503
Term loan facility payable	74,741	74,691
Revolving credit facility payable	173,642	86,371
Construction loan payable	134,650	108,623
Dividends and distributions payable	19,358	19,291
Accounts payable, accrued expenses and other liabilities	30,311	35,199
Deferred income	24,114	29,306
Total liabilities	1,248,350	1,174,984
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 23,342,699 and 23,231,240 shares issued and outstanding, respectively	233	232
Additional paid-in capital	416,793	410,926
Distributions in excess of accumulated earnings	(229,918)	(221,177)
Total Saul Centers, Inc. equity	372,108	374,981
Noncontrolling interests	66,178	68,375
Total equity	438,286	443,356
Total liabilities and equity	$1,686,636	$1,618,340
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Rental revenue	$52,002	$55,953	$107,418	$112,756
Other	1,218	2,188	2,745	5,135
Total revenue	53,220	58,141	110,163	117,891
Expenses
Property operating expenses	6,410	7,115	13,446	15,116
Real estate taxes	7,351	6,819	14,504	13,967
Interest expense, net and amortization of deferred debt costs	12,019	10,793	21,613	21,860
Depreciation and amortization of deferred leasing costs	12,600	11,524	23,881	23,167
General and administrative	4,632	5,140	9,682	9,954
Total expenses	43,012	41,391	83,126	84,064
Net Income	10,208	16,750	27,037	33,827
Noncontrolling interests
Income attributable to noncontrolling interests	(1,880)	(3,518)	(5,445)	(7,148)
Net income attributable to Saul Centers, Inc.	8,328	13,232	21,592	26,679
Preferred stock dividends	(2,798)	(2,953)	(5,596)	(5,906)
Net income available to common stockholders	$5,530	$10,279	$15,996	$20,773
Per share net income available to common stockholders
Basic and diluted	$0.24	$0.45	$0.69	$0.91
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$10,208	$16,750	$27,037	$33,827
Other comprehensive income
Change in unrealized loss on cash flow hedge	—	(127)	—	(173)
Total comprehensive income	10,208	16,623	27,037	33,654
Comprehensive income attributable to noncontrolling interests	(1,880)	(3,473)	(5,445)	(7,103)
Total comprehensive income attributable to Saul Centers, Inc.	8,328	13,150	21,592	26,551
Preferred stock dividends	(2,798)	(2,953)	(5,596)	(5,906)
Total comprehensive income available to common stockholders	$5,530	$10,197	$15,996	$20,645
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance at January 1, 2020	$185,000	$232	$410,926	$(221,177)	$—	$374,981	$68,375	$443,356
Issuance of shares of common stock:
83,978 shares pursuant to dividend reinvestment plan	—	1	4,080	—	—	4,081	—	4,081
11,745 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	956	—	—	956	—	956
Issuance of 15,101 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	734	734
Net income	—	—	—	13,264	—	13,264	3,565	16,829
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,364)	—	(12,364)	(4,188)	(16,552)
Balance, March 31, 2020	185,000	233	415,962	(223,075)	—	378,120	68,486	446,606

Issuance of shares of common stock:
12,627 shares pursuant to dividend reinvestment plan	—	—	407	—	—	407	—	407
3,109 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	424	—	—	424	—	424
Net income	—	—	—	8,328	—	8,328	1,880	10,208
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,373)	—	(12,373)	(4,188)	(16,561)
Balance, June 30, 2020	$185,000	$233	$416,793	$(229,918)	$—	372,108	$66,178	$438,286

Saul Centers, Inc.

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance at January 1, 2019	$180,000	$227	$384,533	$(208,593)	$(255)	$355,912	$69,308	$425,220
Issuance of shares of common stock:
120,347 shares pursuant to dividend reinvestment plan	—	1	6,170	—	—	6,171	—	6,171
485 shares due to exercise of stock options and issuance of directors’ deferred stock	—	1	419	—	—	420	—	420
Issuance of 13,742 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	705	705
Net income	—	—	—	13,447	—	13,447	3,630	17,077
Change in unrealized loss on cash flow hedge	—	—	—	—	(34)	(34)	(12)	(46)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,108)	—	(12,108)	(4,155)	(16,263)
Balance, March 31, 2019	180,000	229	391,122	(210,207)	(289)	360,855	69,476	430,331

Issuance of shares of common stock:
99,804 shares pursuant to dividend reinvestment plan	—	1	5,127	—	—	5,128	—	5,128
48,772 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	2,798	—	—	2,798	—	2,798
Issuance of 20,041 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	1,029	1,029
Net income	—	—	—	13,232	—	13,232	3,518	16,750
Change in unrealized loss on cash flow hedge	—	—	—	—	(95)	(95)	(32)	(127)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,181)	—	(12,181)	(4,166)	(16,347)
Balance, June 30, 2019	$180,000	$230	$399,047	$(212,109)	$(384)	366,784	$69,825	$436,609

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$27,037	$33,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	23,881	23,167
Amortization of deferred debt costs	760	760
Compensation costs of stock grants and options	851	1,142
Credit losses on operating lease receivables	2,300	556
(Increase) decrease in accounts receivable and accrued income	(7,915)	1,718
Additions to deferred leasing costs	(5,644)	(581)
Decrease in prepaid expenses	3,784	3,369
Increase in other assets	(1,994)	(3,590)
Increase in accounts payable, accrued expenses and other liabilities	3,881	6,666
Decrease in deferred income	(5,192)	(3,202)
Net cash provided by operating activities	41,749	63,832
Cash flows from investing activities:
Acquisitions of real estate investments	—	(24)
Additions to real estate investments	(10,763)	(7,857)
Additions to development and redevelopment projects	(28,164)	(60,718)
Net cash used in investing activities	(38,927)	(68,599)
Cash flows from financing activities:
Proceeds from notes payable	—	22,100
Repayments on notes payable	(30,293)	(48,715)
Proceeds from revolving credit facility	90,000	36,000
Repayments on revolving credit facility	(3,000)	(35,000)
Proceeds from construction loan	25,977	48,731
Additions to deferred debt costs	(101)	(420)
Proceeds from the issuance of:
Common stock	5,016	13,375
Partnership units	734	1,734
Distributions to:
Series C preferred stockholders	—	(3,610)
Series D preferred stockholders	(2,296)	(2,296)
Series E preferred stockholders	(3,300)	—
Common stockholders	(24,639)	(24,145)
Noncontrolling interests	(8,368)	(8,303)
Net cash provided by (used in) financing activities	49,730	(549)
Net increase (decrease) in cash and cash equivalents	52,552	(5,316)
Cash and cash equivalents, beginning of period	13,905	14,578
Cash and cash equivalents, end of period	$66,457	$9,262
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,015	$21,186
Increase (decrease) in accrued real estate investments and development costs	$(8,769)	$3,029

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Basis of Presentation
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
As of June 30, 2020, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of June 30, 2020, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 5.3% of the Company's total revenue for the six months ended June 30, 2020. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the six months ended June 30, 2020.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of June 30, 2020 and December 31, 2019, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

Notes to Consolidated Financial Statements (Unaudited)

date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to collectability of operating lease receivables and impairment of real estate properties. Actual results could differ from those estimates.
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of their respective leases. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced by recording an allowance for the uncollectible portion, which is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends.
At June 30, 2020 and December 31, 2019, accounts receivable was comprised of:

(In thousands)	June 30, 2020	December 31, 2019
Rents currently due	$11,727	$7,235
Deferred rents	3,229	474
Straight-line rent	42,917	42,088
Other receivables	3,478	2,967
Allowance for doubtful accounts	(3,425)	(453)
Total	$57,926	$52,311

Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update (‘‘ASU’’) 2016-02, ‘‘Leases’’ (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, interim periods within those years, and requires a modified retrospective transition approach for all leases existing at the date of initial application, with an option to use certain practical expedients for those existing leases. Upon adoption of ASU 2016-02 effective January 1, 2019, we elected the practical expedient for all leases with respect to lease identification, lease classification, and initial direct costs. We made a policy election not to separate lease and nonlease components and have accounted for each lease component and the related nonlease components together as a single component. There were no significant changes to our lessor accounting for operating leases as a result of ASU 2016-02.
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
On January 1, 2019, a right of use asset and corresponding lease liability related to our headquarters lease were recorded in other assets and other liabilities, respectively. The lease expires on February 28, 2022, with one option to renew for an additional five years. The right of use asset and corresponding lease liability totaled $1.3 million and $1.3 million, respectively, at June 30, 2020.
Due to the business disruptions and challenges severely affecting the global economy caused by the novel strain of coronavirus (“COVID-19”) pandemic, many lessees have requested rent relief, including rent deferrals and other lease concessions. The lease modification guidance in ASU 2016-02 does not contemplate the rapid execution of concessions for multiple tenants in response to sudden liquidity constraints of lessees. In April 2020, the FASB staff issued a question and answer document that provided guidance allowing the Company to elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief, which, in the case of rent deferrals, results in the accrual of rent due from tenants and defers the payment of that rent to a future date and will monitor the collectability of rent receivables.

Notes to Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses" ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of information to support credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those years. The adoption of ASU 2016-13 effective January 1, 2020 did not have a material impact on our consolidated financial statements and related disclosures because the vast majority of the Company's receivables relate to operating leases which are accounted for under ASC 842, "Leases."
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the six months ended June 30, 2020.

3.	Real Estate
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. During the six months ended June 30, 2020, assets totaling $253.7 million were placed in service in conjunction with the substantial completion of The Waycroft and Ashbrook Marketplace. Construction in progress as of June 30, 2020 and December 31, 2019, is composed of the following:

(in thousands)	June 30, 2020	December 31, 2019
The Waycroft	$32,298	$255,443
7316 Wisconsin Avenue	48,442	44,638
Ashbrook Marketplace	8,669	19,128
Other	11,950	16,435
Total	$101,359	$335,644

Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party and internal leasing agents, internal costs such as payroll-related fringe benefits which are direct and incremental to successful commercial leases, amounts attributed to in-place leases associated with acquired properties and lease inducement costs. Effective with the adoption of ASU 2016-02 on January 1, 2019, all costs incurred prior to the execution of a lease are charged to expense and not capitalized. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $27.1 million and $24.1 million, net of accumulated amortization of $43.4 million and $41.6 million, as of June 30, 2020 and December 31, 2019, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled $2.7 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Real Estate Investment Properties
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $21.2 million and $20.0 million for the six months ended June 30, 2020 and 2019, respectively. Repairs and maintenance expense totaled $5.2 million and $6.6 million for the six months ended June 30, 2020 and 2019, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
As of June 30, 2020, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges were recorded.

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of June 30, 2020, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, the “Saul Organization”) holds a 25.4% limited partnership interest in the Operating Partnership represented by approximately 7.9 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company's Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of June 30, 2020, approximately 1.8 million units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.4% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended June 30, 2020 and 2019, were approximately 31.2 million and 30.8 million, respectively, and for the six months ended June 30, 2020 and 2019, were approximately 31.2 million and 30.8 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $1.2 billion at June 30, 2020, of which approximately $934.1 million was fixed-rate debt and approximately $249.5 million was variable rate debt outstanding under the credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.1 billion as of June 30, 2020.
At June 30, 2020, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of June 30, 2020, the applicable spread for borrowings was 140 basis points under the revolving credit facility and 135 basis points under the term loan. Letters of credit may be issued under the revolving credit facility. As of June 30, 2020, based on the value of the Company’s unencumbered properties, approximately $150.3 million was available under the revolving credit facility, $174.5 million was outstanding and approximately $185,000 was committed for letters of credit.
On February 10, 2020, the Company repaid in full the remaining principal balance of $9.2 million of the mortgage loan secured by Boca Valley Plaza, which was scheduled to mature on May 10, 2020.
On March 3, 2020, the Company repaid in full the remaining principal balance of $7.1 million of the mortgage loan secured by Palm Springs Center, which was scheduled to mature on June 1, 2020.
During the six months ended June 30, 2020, the Company borrowed $71.0 million under its revolving credit facility to provide additional liquidity and flexibility as the effects of the COVID-19 pandemic continue to evolve.

Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness mortgage (approximately $6.7 million of the $67.3 million outstanding balance at June 30, 2020, which guarantee will be reduced to (i) $3.3 million on October 1, 2020 and (ii) zero on October 1, 2021), (b) a portion of the Broadlands

Notes to Consolidated Financial Statements (Unaudited)

mortgage (approximately $3.9 million of the $30.8 million outstanding balance at June 30, 2020), (c) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $25.8 million outstanding balance at June 30, 2020) and (d) a portion of The Waycroft mortgage (approximately $23.6 million of the $136.2 million outstanding balance at June 30, 2020). All other notes payable are non-recourse. The guarantee on the Kentlands Square II mortgage loan was released on February 5, 2020.
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
At June 30, 2020, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2020	$—		$14,167	$14,167
2021	11,012		28,996	40,008
2022	211,002	(a)	29,609	240,611
2023	84,225		30,021	114,246
2024	66,164		29,326	95,490
2025	20,363		26,291	46,654
Thereafter	532,910		99,518	632,428
Principal amount	$925,676		$257,928	1,183,604
Unamortized deferred debt costs				9,037
Net				$1,174,567

(a) Includes $174.5 million outstanding under the revolving credit facility.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the credit facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $9.0 million and $9.7 million, net of accumulated amortization of $7.9 million and $7.5 million, at June 30, 2020 and December 31, 2019, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
Interest expense, net and amortization of deferred debt costs for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Interest incurred	$12,837	$12,988	$25,856	$25,868
Amortization of deferred debt costs	387	375	760	760
Capitalized interest	(1,137)	(2,522)	(4,905)	(4,668)
Interest expense	12,087	10,841	21,711	21,960
Less: Interest income	68	48	98	100
Interest expense, net and amortization of deferred debt costs	$12,019	$10,793	$21,613	$21,860

Notes to Consolidated Financial Statements (Unaudited)

6.	Equity
The consolidated statements of operations for the six months ended June 30, 2020 and 2019, reflect noncontrolling interests of $5.4 million and $7.1 million, respectively, representing income attributable to the Saul Organization for each period.
At June 30, 2020, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At June 30, 2020, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Weighted average common stock outstanding-Basic	23,338	22,939	23,317	22,879
Effect of dilutive options	—	55	2	50
Weighted average common stock outstanding-Diluted	23,338	22,994	23,319	22,929
Non-dilutive options	1,516	698	1,370	568
Years non-dilutive options were issued	2011 through 2020	2016, 2017 and 2019	2014 through 2020	2016, 2017 and 2019

7.	Related Party Transactions
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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $200,900 and $180,100 for the

Notes to Consolidated Financial Statements (Unaudited)

six months ended June 30, 2020 and 2019, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the six months ended June 30, 2020 and 2019, the Company credited to employee accounts $109,400 and $113,200, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $3.3 million and $3.1 million, at June 30, 2020 and December 31, 2019, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2020 and 2019, which included rental expense for the Company’s headquarters lease, totaled approximately $4.2 million and $4.4 million, net, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, accounts payable, accrued expenses and other liabilities included approximately $740,300 and $918,700, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
On November 5, 2019, the Company entered into an agreement (the "Contribution Agreement") to acquire from the Trust, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland (the “Contributed Property”). In exchange for the Contributed Property, the Company will issue to the Saul Trust 1,416,071 limited partnership units at an agreed upon value of $56.00 per unit, representing an aggregate value of $79.3 million for the Contributed Property. Deed to the Contributed Property and the units were placed in escrow until certain conditions of the Contribution Agreement are satisfied.
In August 2016, the Company entered into an agreement to acquire from the Trust approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The transaction closed on May 9, 2018, and the Company issued 176,680 limited partnership units to the Trust. The Company constructed a shopping center, Ashbrook Marketplace, and may be obligated to issue additional limited partnership units to the Trust in the second quarter of 2021. As of June 30, 2020, the Company estimates this obligation to range in value from $3.5 million to $4.0 million, based on projected net operating income of Ashbrook Marketplace for the 12 months ending May 31, 2021.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, expires in 2022, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $407,600 and $386,100 for the six months ended June 30, 2020 and 2019, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $224,400 and $172,800 for the six months ended June 30, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements (Unaudited)

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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the six months ended June 30, 2020, 4,920 shares were credited to director's deferred fee accounts and 6,837 shares were issued. As of June 30, 2020, the director's deferred fee accounts comprise 112,491 shares.
Effective April 24, 2020, the Company granted 238,000 options to its directors and certain officers. The following table summarizes the assumptions used in the valuation of the 2020 and 2019 option grants. During the six months ended June 30, 2020, stock option expense totaling $700,700 was included in general and administrative expense in the Consolidated Statements of Operations. As of June 30, 2020, the estimated future expense related to unvested stock options was $2.2 million.

	Directors		Officers
Grant date	May 3, 2019	April 24, 2020	May 3, 2019	April 24, 2020
Exercise price	$55.71	$50.00	$55.71	$50.00
Volatility	0.236	0.258	0.206	0.240
Expected life (years)	5.0	5.0	7.0	7.0
Assumed yield	3.75%	3.80%	3.80%	3.85%
Risk-free rate	2.33%	0.36%	2.43%	0.51%

The table below summarizes the option activity for the six months ended  June 30, 2020:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,309,614	$53.38	$2,528,463
Granted	238,000	50.00	—
Exercised	(10,749)	49.19	85,268
Expired/Forfeited	(21,250)	53.96	—
Outstanding at June 30	1,515,615	52.87	—
Exercisable at June 30	978,240	53.03	—

Notes to Consolidated Financial Statements (Unaudited)

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At June 30, 2020, the final trading day of the second quarter, the closing share price of $32.27 was lower than the exercise price of all outstanding options. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.3 years and 4.3 years, respectively.
The Compensation Committee has also approved an annual award of 200 shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the date of the annual meeting of stockholders. The issuance of these shares may not be deferred.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 3.50% and 3.55%, would be approximately $940.8 million and $957.4 million, respectively, compared to the principal balance of $934.1 million and $938.4 million at June 30, 2020 and December 31, 2019, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

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

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended June 30, 2020
Real estate rental operations:
Revenue	$38,329	$14,891	$—	$53,220
Expenses	(8,364)	(5,397)	—	(13,761)
Income from real estate	29,965	9,494	—	39,459
Interest expense, net and amortization of deferred debt costs	—	—	(12,019)	(12,019)
Depreciation and amortization of deferred leasing costs	(7,258)	(5,342)	—	(12,600)
General and administrative	—	—	(4,632)	(4,632)
Net income (loss)	$22,707	$4,152	$(16,651)	$10,208
Capital investment	$4,687	$12,652	$—	$17,339
Total assets	$977,654	$642,621	$66,361	$1,686,636

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended June 30, 2019
Real estate rental operations:
Revenue	$42,259	$15,882	$—	$58,141
Expenses	(8,552)	(5,382)	—	(13,934)
Income from real estate	33,707	10,500	—	44,207
Interest expense, net and amortization of deferred debt costs	—	—	(10,793)	(10,793)
Depreciation and amortization of deferred leasing costs	(7,375)	(4,149)	—	(11,524)
General and administrative	—	—	(5,140)	(5,140)
Net income (loss)	$26,332	$6,351	$(15,933)	$16,750
Capital investment	$8,967	$36,209	$—	$45,176
Total assets	$970,028	$590,294	$8,840	$1,569,162

Six Months Ended June 30, 2020
Real estate rental operations:
Revenue	$79,900	$30,263	$—	$110,163
Expenses	(17,286)	(10,664)	—	(27,950)
Income from real estate	62,614	19,599	—	82,213
Interest expense, net and amortization of deferred debt costs	—	—	(21,613)	(21,613)
Depreciation and amortization of deferred leasing costs	(14,644)	(9,237)	—	(23,881)
General and administrative	—	—	(9,682)	(9,682)
Net income (loss)	$47,970	$10,362	$(31,295)	$27,037
Capital investment	$8,889	$30,038	$—	$38,927
Total assets	$977,654	$642,621	$66,361	$1,686,636

Six Months Ended June 30, 2019
Real estate rental operations:
Revenue	$85,417	$32,474	$—	$117,891
Expenses	(18,240)	(10,843)	—	(29,083)
Income from real estate	67,177	21,631	—	88,808
Interest expense, net and amortization of deferred debt costs	—	—	(21,860)	(21,860)
Depreciation and amortization of deferred leasing costs	(14,657)	(8,510)	—	(23,167)
General and administrative	—	—	(9,954)	(9,954)
Net income (loss)	$52,520	$13,121	$(31,814)	$33,827
Capital investment	$13,580	$55,019	$—	$68,599
Total assets	$970,028	$590,294	$8,840	$1,569,162

Notes to Consolidated Financial Statements (Unaudited)

12. Impact of COVID-19
On March 11, 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly.
The actions taken by federal, state and local governments to mitigate the spread of COVID-19 by ordering closure of nonessential businesses and ordering residents to generally stay at home, and subsequent phased re-openings, have resulted in many of our tenants announcing mandated or temporary closures of their operations and/or requesting adjustments to their lease terms. Experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or a global recession. COVID-19 could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations, cash flows and the market value and trading price of our securities.
While the Company’s grocery stores, pharmacies, banks and home improvement stores generally remain open, restaurants, if open, are operating at limited capacity, with many offering only delivery and curbside pick-up, and most health, beauty supply and services, fitness centers, and other non-essential businesses are in various phases of re-opening depending on location. The Company is generally not charging late fees or delinquent interest on past due rent payments and, in many cases, rent deferral agreements are being negotiated to allow tenants temporary relief where needed. As of August 5, 2020, approximately 80% of the Company’s contractual base rent and operating expense and real estate tax recoveries for April, May and June 2020 has been paid. Of the 20% unpaid, rent subject to executed deferral agreements totaled approximately $3.9 million, which represents 8% of total billings and 37% of the total unpaid balance for such period.
The following is a summary of the Company's consolidated total rent collections for the second quarter rent billings, including minimum rent, operating expense recoveries, and real estate tax reimbursements as of August 5, 2020:
2020 Second Quarter
•80% of 2020 Second Quarter total billings has been paid by our tenants (comprised of 82%, 78% and 79%, for April, May and June 2020, respectively.)
▪74% of retail
▪94% of office
▪100% of residential
▪Additionally, rent deferral agreements comprising approximately 8% of 2020 Second Quarter total billings have been executed (or 37% of the total unpaid balance, including 17% with anchor/national tenants). The executed deferrals typically cover three months of rent and are generally scheduled to be repaid during 2021 and 2022. As a condition to granted rent deferrals, we have sought and received extended lease terms, or waivers of certain adjacent use or common area restrictions.

13. Subsequent Events
The Company has reviewed operating activities for the period subsequent to June 30, 2020, and determined there are no subsequent events required to be disclosed.

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

Impact of COVID-19
On March 11, 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly.
The actions taken by federal, state and local governments to mitigate the spread of COVID-19 by ordering closure of nonessential businesses and ordering residents to generally stay at home, and subsequent phased re-openings, have resulted in many of our tenants announcing mandated or temporary closures of their operations and/or requesting adjustments to their lease terms. Experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or a global recession. COVID-19 could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations, cash flows and the market value and trading price of our securities.
If the effects of COVID-19 result in continued deterioration of economic and market conditions, or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur during the remaining quarters in 2020 or future periods. As of June 30, 2020, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges have been recorded. However, we have yet to see the long-term effects of COVID-19 and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether impairment charges are warranted.
While the Company’s grocery stores, pharmacies, banks and home improvement stores generally remain open, restaurants, if open, are operating at limited capacity with many offering only delivery and curbside pick-up, and most health, beauty supply and services, fitness centers, and other non-essential businesses are in various phases of re-opening depending on location. As of August 5, 2020, approximately 80% of the Company’s contractual base rent and operating expense and real estate tax recoveries for April, May and June 2020 has been paid. Of the 20% unpaid, rent subject to executed deferral agreements totaled approximately $3.9 million, which represents 8% of total billings and 37% of the total unpaid balance for such period. The Company is generally not charging late fees or delinquent interest on these past due payments and, in many cases, additional rent deferral agreements are being negotiated to allow tenants temporary relief where needed. The deferral agreements being negotiated, generally, permit tenants to defer 30 to 90 days of rent, operating expense and real estate tax recovery payments until a later time in their lease term with repayment typically occurring over a 12-month period generally commencing in 2021. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as governmental orders require non-essential businesses to remain at limited capacity or closed and residents to stay at home. We will continue to accrue rental revenue during the deferral period. However, we anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. Rent collections during the second quarter and rent relief requests to-date may not be indicative of collections or requests in any future period.
The following is a summary of the Company's consolidated total rent collections for the second quarter and July rent billings, including minimum rent, operating expense recoveries, and real estate tax reimbursements as of August 5, 2020:
2020 Second Quarter
•80% of 2020 Second Quarter total billings has been paid by our tenants (comprised of 82%, 78% and 79%, for April, May and June 2020, respectively.)
▪74% of retail
▪94% of office
▪100% of residential
▪Additionally, rent deferral agreements comprising approximately 8% of 2020 Second Quarter total billings have been executed (or 37% of the total unpaid balance, including 17% with anchor/national tenants). The executed deferrals typically cover three months of rent and are generally scheduled to be repaid during 2021 and 2022. As a condition to granted rent deferrals, we have sought and received extended lease terms, or waivers of certain adjacent use or common area restrictions.

July 2020
▪84% of July 2020 total billings has been paid by our tenants.
▪79% of retail
▪94% of office
▪99% of residential
Additionally, rent deferral agreements comprising approximately 2% of July total billings have been executed (or 10% of the total unpaid balance, including 6% with anchor/national tenants). These deferrals are structured similarly to the second quarter deferrals.
The Company strongly encouraged small business tenants to apply for Paycheck Protection Program loans, as available, under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company has information that many tenants applied for these loans and several tenants have communicated that loan proceeds are being received and have subsequently remitted rental payments.
As of July 31, 2020, the Company had $53.4 million of cash and cash equivalents and borrowing availability of approximately $200.3 million under its unsecured revolving credit facility.
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
The Company was able to transition all but a limited number of essential employees to remote work and does not anticipate any adverse impact on its ability to continue to operate its business. Transitioning to a largely remote workforce has not had any material adverse impact on the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. Currently, we have a limited number of employees coming into offices as needed. We have also made temporary changes to lower overhead expenses including salary reductions, a corporate hiring freeze, reduction of the company retirement plan match percentage, elimination of business travel and discretionary spending such as professional seminars.
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and six months ended June 30, 2020.
Overview
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-centric, residential mixed-use projects in the Washington, D.C. metropolitan area. The Company’s operating strategy also includes improvement of the operating performance and internal growth of its Shopping Centers and supplementing its development of residential mixed-used projects with selective redevelopment and renovations of its core Shopping Centers. The residential component of The Waycroft, a project with 491 apartment units and 60,000 square feet of retail space, on North Glebe Road, within two blocks of the Ballston Metro Station, in Arlington, Virginia was placed into service in April 2020. The Company also has a development pipeline of zoned sites, either in its portfolio (some of which are currently shopping center operating properties) or under contract, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located adjacent to red line Metro stations in Montgomery County, Maryland.
The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, generally anchor stores such as supermarkets, drug stores and fitness centers, as evidenced by the March 2020 addition of a 69,000 square foot Giant Food at Seven Corners and the June

2020 addition of a 36,000 square foot LA Fitness at Broadlands Village and the coming addition of a 54,000 square foot 99 Ranch grocery store at Shops at Fairfax. The Company currently has signed leases or leases under negotiation for 12 pad sites within its core portfolio. The pad sites are expected to be completed and operational by late 2021.
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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area had remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, decreased to 94.7% at June 30, 2020, from 95.2% at June 30, 2019. We expect the volume of lease renewals in 2020, and the rental rates at which leases renew, will be negatively impacted by the effects of COVID-19 when comparing executed retail leases to prior year leasing activity.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of June 30, 2020, amortizing fixed-rate mortgage debt with staggered maturities from 2021 to 2035 represented approximately 78.9% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of $249.5 million outstanding under the credit facility. As of June 30, 2020, the Company has loan availability of approximately $150.3 million under its $325.0 million unsecured revolving credit facility.
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
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's Commercial properties (all properties except for The Waycroft, Clarendon Center and Park Van Ness apartments). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions. The $0.60 per square foot decrease in base rent in the 2020 Period compared to the 2019 Period is primarily attributable to a 77,888 square foot increase in commercial space relating to completed developments projects. The space is fully leased, but rent has not yet commenced.

	Six months ended June 30,
	2020	2019	2018	2017	2016
Base rent	$19.58	$20.18	$20.27	$19.19	$18.68
Effective rent	$17.88	$18.28	$18.35	$17.37	$16.87

Recent Developments
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company has substantially completed construction of The Waycroft, a project with 491 apartment units and 60,000 square feet of retail space on 2.8 acres of land, and apartment occupancy commenced in April 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, plus approximately $19.0 million of capitalized interest. A portion of the cost is being financed with a $157.0 million construction-to-permanent loan. Including approximately $18.9 million of capitalized interest and costs of $3.7 million which are accrued and unpaid, costs incurred through June 30, 2020 total approximately $273.2 million, of which $136.2 million has been financed by the loan. Leases have been executed for a 41,500 square foot Target and 12,600 square feet of retail shop space, resulting in approximately 90% of the planned retail space being leased. Target is scheduled to begin operating in August 2020. An additional 5,900 square feet of retail space is expected to be operational during the second half of 2020. Applications have been received for 217 residential leases, totaling approximately 44.2% of the available units, with 189 units occupied as of August 5, 2020.
Albertson's/Safeway is currently a tenant at seven of the Company's shopping centers, two locations of which are subleased to other grocers. In February 2017, the Company terminated the lease with Albertson's/Safeway at Broadlands Village. The Company executed a lease with Aldi Food Market for 20,000 square feet of this space, which opened in November 2017, and has executed a lease with LA Fitness for substantially all of the remaining space. LA Fitness opened for business on June 16, 2020.
In the fourth quarter of 2018, the Company substantially completed construction of the shell of a 16,000 square foot small shop expansion at Burtonsville Town Square and construction of interior improvements for the final two tenants are underway. Delivery of the first leased tenant spaces occurred in late 2018, and tenant openings began in the first quarter of 2019. The total development cost was $5.7 million. Leases have been executed for all of the space. In addition, a lease has been executed with Taco Bell, which commenced construction in January 2020 of a free-standing building on a pad site within the property and is expected to commence operations during the third quarter of 2020.
In May 2018, the Company acquired from the Saul Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company has substantially completed construction of Ashbrook Marketplace, an approximately 86,000 square foot neighborhood shopping center. A 29,000 square foot Lidl grocery store opened in November 2019, and the shopping center is 100% leased. The first small shop opened for business in April 2020, and the remaining tenants are scheduled to open throughout 2020, subject to the removal of COVID-19 occupancy restrictions. All four pad sites have been leased and are in various stages of construction or obtaining permit approvals. The Company may be obligated to issue additional limited partnership units to the Saul Trust in the second quarter of 2021. As of June 30, 2020, the Company estimates this obligation to range in value from $3.5 million to $4.0 million, based on projected net operating income of Ashbrook Marketplace for the 12 months ending May 31, 2021.
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The purchase price was funded through the Company's revolving credit facility. The Company has completed development plans for the combined property for the development of up to 366 apartment units and 10,300 square feet of retail space. In July 2019, the Montgomery County Planning Commission unanimously approved the Company's site plan. Design and construction documents are being prepared and a site plan amendment has been submitted incorporating final design parameters. Additional approvals from the Washington Metropolitan Area Transit Authority and the Maryland Transit Administration are in process and are expected to be received by the fourth quarter of 2020. Effective September 1, 2019, the asset was removed from service and transferred to construction in progress. The Company is currently performing interior demolition in preparation for future development. The timing of construction will depend on issuance of final building permits and market conditions.
On November 5, 2019, the Company entered into an agreement (the "Contribution Agreement") to acquire from the Saul Trust, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland (the “Contributed Property”). In exchange for the Contributed Property, the Company will issue to the Saul Trust 1,416,071 limited partnership units at an agreed upon value of $56.00 per unit, representing an aggregate value of $79.3 million for the Contributed Property. Deed to the Contributed Property and the units were placed in escrow until certain conditions of the Contribution Agreement are satisfied.
The Company, as contract purchaser, has filed with the City of Rockville a site plan for Phase I of the Twinbrook Quarter development and is conducting community meetings and a hearing before the planning commission is scheduled for the third quarter of 2020. The plan includes an 80,000 square foot Wegmans grocery store, 29,000 square feet of retail shop space, 460 residential units and 237,000 square feet of office space. The phasing of these improvements and the timing of construction will depend on removal of contingencies, final site plan approval, building permit approval and market conditions. The total development potential of this 8.1 acre site, when combined with the Company’s adjacent 10.3 acre site, totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

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

Results of Operations
Three months ended June 30, 2020 (the "2020 Quarter") compared to the three months ended June 30, 2019 (the "2019 Quarter")
Revenue

	Three months ended June 30,		2019 to 2020 Change
(Dollars in thousands)	2020	2019	Amount	Percent
Base rent	$45,504	$46,874	$(1,370)	(2.9)%
Expense recoveries	8,186	8,677	(491)	(5.7)%
Percentage rent	145	330	(185)	(56.1)%
Other property revenue	338	390	(52)	(13.3)%
Credit losses on operating lease receivables	(2,171)	(318)	(1,853)	582.7%
Rental revenue	52,002	55,953	(3,951)	(7.1)%
Other revenue	1,218	2,188	(970)	(44.3)%
Total revenue	$53,220	$58,141	$(4,921)	(8.5)%
Base rent includes $(557,000) and $4,300 for the 2020 Quarter and 2019 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $349,700 and $367,500, for the 2020 Quarter and 2019 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue decreased 8.5% in the 2020 Quarter compared to the 2019 Quarter, as described below.
Base Rent. The $1.4 million decrease in base rent in the 2020 Quarter compared to the 2019 Quarter is primarily attributable to lower straight-line rental income across the Shopping Center portfolio ($1.2 million).
Expense Recoveries. Expense recoveries decreased 5.7% in the 2020 Quarter compared to the 2019 Quarter primarily due to a decrease in recoverable property operating expenses.
Credit Losses on Operating Lease Receivables. Credit losses on operating lease receivables for the 2020 Quarter increased $1.9 million from the 2019 Quarter. The increase is primarily due to increased reserves across the Shopping Center portfolio as a result of the impact of COVID-19 on tenant operations.
Other Revenue. Other revenue decreased $1.0 million primarily due to lower parking income ($0.5 million) and lower lease termination fees ($0.4 million).
Expenses

	Three months ended June 30,		2019 to 2020 Change
(Dollars in thousands)	2020	2019	Amount	Percent
Property operating expenses	$6,410	$7,115	$(705)	(9.9)%
Real estate taxes	7,351	6,819	532	7.8%
Interest expense, net and amortization of deferred debt costs	12,019	10,793	1,226	11.4%
Depreciation and amortization of deferred leasing costs	12,600	11,524	1,076	9.3%
General and administrative	4,632	5,140	(508)	(9.9)%
Total expenses	$43,012	$41,391	$1,621	3.9%
Total expenses increased 3.9% in the 2020 Quarter compared to the 2019 Quarter, as described below. The Waycroft mixed-use development opened in April 2020 and, concurrent with the opening, interest, real estate taxes and all other costs associated with the residential portion of the property, including depreciation, began to be charged to expense, while revenue continues to grow as occupancy increases (collectively, $4.9 million).
Property Operating Expenses. Property operating expenses decreased 9.9% in the 2020 Quarter primarily due to the deferral of non-essential property expenses in response to the impact of COVID-19. The Company continues to complete emergency repairs and handle life and safety issues as needed.
Real Estate Taxes. Real estate taxes increased 7.8% in the 2020 Quarter primarily due to the substantial completion of The Waycroft ($0.3 million) and cessation of capitalization of those taxes.
Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs increased 11.4% in the 2020 Quarter primarily due to the opening of The Waycroft in April 2020 ($2.6 million), partially offset by an increase in capitalized interest related to 7316 Wisconsin Avenue ($0.6 million).
Depreciation and Amortization of Deferred Leasing Costs. Depreciation and amortization increased 9.3% in the 2020 Quarter primarily due to The Waycroft being placed in service, as noted above ($1.5 million).
General and Administrative. General and administrative expenses decreased 9.9% in the 2020 Quarter primarily due to reduced overhead expenses including salary reductions, a corporate hiring freeze, elimination of business travel and discretionary spending such as professional seminars.
Six months ended June 30, 2020 (the "2020 Period") compared to the six months ended June 30, 2019 (the "2019 Period")
Revenue

	Six Months Ended June 30,		2019 to 2020 Change
(Dollars in thousands)	2020	2019	Amount	Percent
Base rent	$91,852	$93,485	$(1,633)	(1.7)%
Expense recoveries	16,802	18,489	(1,687)	(9.1)%
Percentage rent	435	613	(178)	(29.0)%
Other property revenue	629	725	(96)	(13.2)%
Credit losses on operating lease receivables	(2,300)	(556)	(1,744)	313.7%
Rental revenue	107,418	112,756	(5,338)	(4.7)%
Other revenue	2,745	5,135	(2,390)	(46.5)%
Total revenue	$110,163	$117,891	$(7,728)	(6.6)%
Base rent includes $(200,600) and $(211,600) for the 2020 Period and the 2019 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $702,600 and $727,600 for the 2020 Period and the 2019 Period, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue decreased 6.6% in the 2020 Period compared to the 2019 Period, as described below.
Base Rent. The $1.6 million decrease in base rent in the 2020 Period compared to 2019 Period is primarily attributable to (a) lower straight-line rental income across the Shopping Center portfolio ($1.0 million) and (b) lower base rent, primarily due to the lease expiration and re-leasing of the grocery anchors at Seven Corners, which opened in March 2020, and at Shops at Fairfax, projected to open in the third quarter of 2020 (collectively, $0.5 million).
Expense Recoveries. Expense recoveries decreased 9.1% in the 2020 Period primarily due to a decrease in recoverable property operating expenses, largely repairs and maintenance and snow removal.
Credit Losses on Operating Lease Receivables. Credit losses on operating lease receivables for the 2020 Period represents 2.09% of the Company’s revenue, an increase from 0.47% for the 2019 Period. The increase is primarily due to increased reserves across the Shopping Center portfolio as a result of the impact of COVID-19 on tenant operations.
Other Revenue. Other revenue decreased $2.4 million primarily due to lower lease termination fees ($1.7 million) and lower parking income ($0.7 million).

Expenses

	Six Months Ended June 30,		2019 to 2020 Change
(Dollars in thousands)	2020	2019	Amount	Percent
Property operating expenses	$13,446	$15,116	$(1,670)	(11.0)%
Real estate taxes	14,504	13,967	537	3.8%
Interest expense, net and amortization of deferred debt costs	21,613	21,860	(247)	(1.1)%
Depreciation and amortization of deferred leasing costs	23,881	23,167	714	3.1%
General and administrative	9,682	9,954	(272)	(2.7)%
Total expenses	$83,126	$84,064	$(938)	(1.1)%
Total expenses decreased 1.1% in the 2020 Period compared to the 2019 Period, as described below. The Waycroft mixed-use development opened in April 2020 and, concurrent with the opening, interest, real estate taxes and all other costs associated with the residential portion of the property, including depreciation, began to be charged to expense, while revenue continues to grow as occupancy increases (collectively, $4.9 million).
Property Operating Expenses. Property operating expenses decreased 11.0% in the 2020 Period primarily due to the deferral of non-essential property expenses in response to the impact of COVID-19. The Company continues to complete emergency repairs and handle life and safety issues as needed.
Real Estate Taxes. Real estate taxes increased 3.8% in the 2020 Period primarily due to the substantial completion of The Waycroft ($0.3 million) and cessation of capitalization of those taxes.
Depreciation and Amortization of Deferred Leasing Costs. The increase in depreciation and amortization to $23.9 million in the 2020 Period from $23.2 million in the 2019 Period was primarily due to The Waycroft being placed in service ($1.5 million), partially offset by 7316 Wisconsin Avenue, which was taken out of service in the third quarter of 2019 ($0.5 million).
General and Administrative. General and administrative expenses decreased 2.7% primarily due to reduced overhead expenses including salary reductions, a corporate hiring freeze, elimination of business travel and discretionary spending such as professional seminars.

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
The tables below provide reconciliations of total property revenue and property operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results for the three and six months ended June 30, 2020 and 2019 include 49 Shopping Centers and six Mixed-Use properties.
Same property revenue

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total revenue	$53,220	$58,141	$110,163	$117,891
Less: Acquisitions, dispositions and development properties	(570)	(194)	(700)	(1,083)
Total same property revenue	$52,650	$57,947	$109,463	$116,808

Shopping Centers	$38,058	$42,259	$79,499	$85,417
Mixed-Use properties	14,592	15,688	29,964	31,391
Total same property revenue	$52,650	$57,947	$109,463	$116,808

Total Shopping Center revenue	$38,329	$42,259	$79,900	$85,417
Less: Shopping Center acquisitions, dispositions and development properties	(271)	—	(401)	—
Total same Shopping Center revenue	$38,058	$42,259	$79,499	$85,417

Total Mixed-Use property revenue	$14,891	$15,882	$30,263	$32,474
Less: Mixed-Use acquisitions, dispositions and development properties	(299)	(194)	(299)	(1,083)
Total same Mixed-Use revenue	$14,592	$15,688	$29,964	$31,391
The $5.3 million decrease in same property revenue for the 2020 Quarter compared to the 2019 Quarter, was primarily due to (a) higher credit losses on operating lease receivables and corresponding reserves (collectively, $2.8 million), (b) lower expense recoveries due to decreased recoverable expenses ($0.5 million), (c) lower parking income ($0.5 million), (d) lower lease termination fees ($0.4 million), (e) lower base rent, primarily due to the lease expiration and re-leasing of the grocery anchor at Shops at Fairfax, which is projected to open in the third quarter of 2020 ($0.3 million) and (f) lower percentage rent ($0.2 million).
The $7.3 million decrease in same property revenue for the 2020 Period, compared to the 2019 Period, was primarily due to (a) higher credit losses on operating lease receivables and corresponding reserves (collectively, $2.7 million), (b) lower expense recoveries due to decreased recoverable expenses ($1.7 million), (c) lower lease termination fees ($1.1 million), (d) lower parking income ($0.6 million), (e) lower base rent, primarily due to the lease expiration and re-leasing of the grocery anchors at Seven Corners, which opened in March 2020, and at Shops at Fairfax, which is projected to open in the third quarter of 2020 (collectively, $0.5 million) and (f) lower percentage rent ($0.2 million).

Same property operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income	$10,208	$16,750	$27,037	$33,827
Add: Interest expense, net and amortization of deferred debt costs	12,019	10,793	21,613	21,860
Add: Depreciation and amortization of deferred leasing costs	12,600	11,524	23,881	23,167
Add: General and administrative	4,632	5,140	9,682	9,954
Property operating income	39,459	44,207	82,213	88,808
Add (Less): Acquisitions, dispositions and development properties	363	12	258	(617)
Total same property operating income	$39,822	$44,219	$82,471	$88,191

Shopping Centers	$29,762	$33,707	$62,306	$67,177
Mixed-Use properties	10,060	10,512	20,165	21,014
Total same property operating income	$39,822	$44,219	$82,471	$88,191

Shopping Center operating income	$29,965	$33,707	$62,614	$67,177
Less: Shopping Center acquisitions, dispositions and development properties	(203)	—	(308)	—
Total same Shopping Center operating income	$29,762	$33,707	$62,306	$67,177

Mixed-Use property operating income	$9,494	$10,500	$19,599	$21,631
Add (Less): Mixed-Use acquisitions, dispositions and development properties	566	12	566	(617)
Total same Mixed-Use property operating income	$10,060	$10,512	$20,165	$21,014
The $4.4 million decrease in same property operating income in the 2020 Quarter compared to the 2019 Quarter was primarily due to (a) higher credit losses on operating lease receivables and corresponding reserves (collectively, $2.8 million), (b) lower lease termination fees ($0.4 million), (c) lower expense recoveries, net of recoverable expenses ($0.4 million), (d) lower parking income, net of parking expenses ($0.3 million), (e) lower base rent, primarily due to the lease expiration and re-leasing of the grocery anchor at Shops at Fairfax, which is projected to open in the third quarter of 2020 ($0.3 million) and (f) lower percentage rent ($0.2 million).
The $5.7 million decrease in same property operating income in the 2020 Period compared to the 2019 Period was primarily due to (a) higher credit losses on operating lease receivables and corresponding reserves (collectively, $2.7 million), (b) lower lease termination fees ($1.1 million), (c) lower base rent, primarily due to the lease expiration and re-leasing of the grocery anchors at Seven Corners, which opened in March 2020, and at Shops at Fairfax, which is projected to open in the third quarter of 2020 (collectively, $0.5 million), (d) lower parking income, net of parking expenses ($0.4 million) and (e) lower percentage rent ($0.2 million).
Liquidity and Capital Resources
Cash and cash equivalents totaled $66.5 million and $9.3 million at June 30, 2020 and 2019, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$41,749	$63,832
Net cash used in investing activities	(38,927)	(68,599)
Net cash provided by (used in) financing activities	49,730	(549)
Increase (decrease) in cash and cash equivalents	$52,552	$(5,316)

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding. We currently expect a short term decrease in cash provided by operating activities because our tenants are impacted by the COVID-19 pandemic and, while contractually obligated, some have not paid April, May or June 2020 rent (see "Impact of COVID-19").
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $29.7 million decrease in cash used in investing activities is primarily due to (a) lower development expenditures ($32.6 million) partially offset by (b) increased additions to real estate investments throughout the portfolio ($2.9 million).
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company has substantially completed construction of a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. The Company had incurred costs totaling $273.2 million as of June 30, 2020. The remaining cost will be funded by a $157.0 million construction-to-permanent loan, which closed in 2017. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
Management believes that the Company’s capital resources, which at June 30, 2020 included cash balances of approximately $66.5 million and borrowing availability of approximately $150.3 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future. With cash balances of over $53.4 million and borrowing capacity of approximately $200.3 million on July 31, 2020, the Company believes that it has sufficient liquidity and flexibility to meet the needs of the Company's operations as the effects of the COVID-19 pandemic continue to evolve.
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 93,590 and 217,882 shares under the DRIP at a weighted average discounted price of $46.70 and $51.33 per share, during the six months ended June 30, 2020 and 2019, respectively. The Company issued 15,101 and 33,783 limited partnership units under the DRIP at a weighted average price of $49.40 and $52.06 per unit during the six months ended June 30, 2020 and 2019, respectively. The Company also credited 3,015 and 2,269 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $38.71 and $51.33 per share, during the six months ended June 30, 2020 and 2019, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2020.
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
At June 30, 2020, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of June 30, 2020, the applicable spread for borrowings was 140 basis points under the revolving credit facility and 135 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. As of June 30, 2020, based on the value of the Company’s unencumbered properties, approximately $150.3 million was available under the revolving credit facility, $174.5 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of June 30, 2020, the Company was in compliance with all such covenants.
On July 14, 2020, the Company closed on a 15-year, non-recourse $22.1 million mortgage loan secured by Ashbrook Marketplace. The loan matures in 2035, bears interest at a fixed rate of 3.80%, requires monthly principal and interest payments of $114,226 based on a 25-year amortization schedule and requires a final payment of $11.5 million at maturity. The proceeds from the loan were used to pay down the revolving credit facility.
On July 24, 2020, the Company closed on a 15-year, non-recourse $30.0 million mortgage loan secured by Kentlands Place, Kentlands Square I and Kentlands Pad. The loan matures in 2035, bears interest at a fixed rate of 3.43%, requires monthly principal and interest payments of $149,064 based on a 25-year amortization schedule and requires a final payment of $15.3 million at maturity. The proceeds from the loan were used to pay down the revolving credit facility.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the 2020 Period, totaled $45.3 million, a decrease of 11.3% compared to the 2019 Period. FFO available to common stockholders and noncontrolling interests decreased primarily due to (a) initial operations of The Waycroft ($3.2 million), (b) higher credit losses on operating lease receivables and corresponding reserves (collectively, $2.7 million), (c) lower lease termination fees ($1.7 million) and (d) lower base rent, primarily due to the lease expiration and re-leasing of the grocery anchors at Seven Corners, which opened in March 2020, and at Shops at Fairfax, which is projected to open in the third quarter of 2020 (collectively, $0.5 million), partially offset by (e) lower interest incurred due to lower average interest rates during the period, exclusive of the impact of The Waycroft ($1.8 million) and (f) higher capitalized interest for 7316 Wisconsin Avenue ($1.1 million).
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Net income	$10,208	$16,750	$27,037	$33,827
Add:
Real estate depreciation and amortization	12,600	11,524	23,881	23,167
FFO	22,808	28,274	50,918	56,994
Subtract:
Preferred stock dividends	(2,798)	(2,953)	(5,596)	(5,906)
FFO available to common stockholders and noncontrolling interests	$20,010	$25,321	$45,322	$51,088
Weighted average shares:
Diluted weighted average common stock	23,338	22,994	23,319	22,929
Convertible limited partnership units	7,902	7,853	7,899	7,844
Average shares and units used to compute FFO per share	31,240	30,847	31,218	30,773
FFO per share available to common stockholders and noncontrolling interests	$0.64	$0.82	$1.45	$1.66

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
The Company, as contract purchaser, has filed with the City of Rockville a site plan for Phase I of the Twinbrook Quarter development and is conducting community meetings and a hearing before the planning commission is scheduled for the third quarter of 2020. The plan includes an 80,000 square foot Wegmans grocery store, 29,000 square feet of retail shop space, 460 residential units and 237,000 square feet of office space. The phasing of these improvements and the timing of construction will depend on removal of contingencies, final site plan approval, building permit approval and market conditions. The total development potential of this 8.1 acre site, when combined with the Company’s adjacent 10.3 acre site, totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
June 30, 2020	50	7	7,874,492	1,136,937	95.1%	92.2%
June 30, 2019	49	7	7,759,621	1,146,438	95.6%	88.6%
As of June 30, 2020, 94.7% of the Commercial portfolio was leased, unchanged from June 30, 2019. On a same property basis, 94.7% of the Commercial portfolio was leased, compared to 95.2% at June 30, 2019. As of June 30, 2020, the Residential portfolio was 67.7% leased compared to 98.1% at June 30, 2019. The decrease in Residential portfolio occupancy is primarily due to the increase in units available as of a result of the opening of The Waycroft. On a same property basis, 95.3% of the residential portfolio was leased as of June 30, 2020, compared to 98.1% at June 30, 2019.
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

			Average Base Rent per Square Foot
Three months ended June 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2020	173,016	38	$23.07	$22.09
2019	370,068	65	20.40	20.88
Certain of the Company’s operating properties are planned for redevelopment, including its properties at Twinbrook and White Flint. Prior to the commencement of redevelopment, the Company continues to operate the properties. However, in order to provide the greatest amount of flexibility, the Company generally enters into leases with shorter terms at these “pre-development” properties. The shorter-term leases require less capital, but also yield lower rents. The impact of these leases with shorter terms and lower rents can impact the averages shown for all leasing activity. During the second quarter of 2020, the Company entered into two new or renewed leases, for 16,656 square feet of retail space, at pre-development properties, that have shorter terms and lower rents than typical market conditions would suggest. Excluding these leases, the base rent on the 36 new or renewed leases on a same space basis would have been $22.71 per square foot compared to $21.46 per square foot for expiring leases.
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

	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	5	1	33
Square feet	12,238	1,161	160,778
Per square foot average annualized:
Base rent	$38.53	$35.00	$21.89
Tenant improvements	(1.46)	(17.74)	(0.14)
Leasing costs	(0.67)	—	(0.07)
Rent concessions	(0.33)	—	(0.23)
Effective rents	$36.07	$17.26	$21.45

During the three months ended June 30, 2020, on a same property basis, the Company entered into 78 new or renewed apartment leases. The average monthly rent per square foot increased to $3.56 from $3.55. During the three months ended June 30, 2019, the Company entered into 126 new or renewed apartment leases. The average monthly rent per square foot increased to $3.60 from $3.50.
As of December 31, 2019, 746,234 square feet of Commercial space was subject to leases scheduled to expire in 2020. Of those leases, as of June 30, 2020, leases representing 460,488 square feet of Commercial space have not yet renewed and are scheduled to expire over the next six months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	460,488
Average base rent per square foot	$23.46
Estimated market base rent per square foot	$22.28

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
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of June 30, 2020, the Company had variable rate indebtedness totaling $249.5 million. If the interest rates on the Company’s variable rate debt instruments outstanding at June 30, 2020 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $2.5 million based on those balances. As of June 30, 2020, the Company had fixed-rate indebtedness totaling $934.1 million with a weighted average interest rate of 5.02%. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2020 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $50.7 million less than the carrying value.

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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020. Based on the foregoing, the Company’s Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
During the quarter ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. For example, as of June 30, 2020, approximately 39% of base rent is generated from tenants in lines of trade that have been significantly impacted by mandated temporary closures or other social-distancing guidelines issued by federal, state and local governments including:

•	Full-service and limited-service restaurants (16%),

•	Beauty services and dry cleaners (6%),

•	Apparel and footwear (5%),

•	Health and fitness (2%), and

•	Other (10%)

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
B. Francis Saul II, the Company’s Chairman of the Board, Chief Executive Officer and President, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 30, 2020 dividend distribution acquired 2,498 shares of common stock at a price of $32.22 per share.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and
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

SAUL CENTERS, INC. (Registrant)

Date: August 6, 2020	/s/ B. Francis Saul II
B. Francis Saul II Chairman, Chief Executive Officer and President

Date: August 6, 2020	/s/ Scott V. Schneider
Scott V. Schneider Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date: August 6, 2020	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)