Form 10-Q
period 2020-09-30
SAUL CENTERS, INC.
filed 2020-11-05
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
        ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of October 31, 2020: 23.4 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	September 30, 2020	December 31, 2019
Assets
Real estate investments
Land	$509,902	$453,322
Buildings and equipment	1,533,103	1,292,631
Construction in progress	74,476	335,644
	2,117,481	2,081,597
Accumulated depreciation	(595,785)	(563,474)
	1,521,696	1,518,123
Cash and cash equivalents	54,305	13,905
Accounts receivable and accrued income, net	65,701	52,311
Deferred leasing costs, net	27,468	24,083
Prepaid expenses, net	8,387	5,363
Other assets	3,817	4,555
Total assets	$1,681,374	$1,618,340
Liabilities
Notes payable	$835,613	$821,503
Term loan facility payable	74,766	74,691
Revolving credit facility payable	123,778	86,371
Construction loan payable	141,626	108,623
Dividends and distributions payable	19,373	19,291
Accounts payable, accrued expenses and other liabilities	27,874	35,199
Deferred income	26,727	29,306
Total liabilities	1,249,757	1,174,984
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 23,358,208 and 23,231,240 shares issued and outstanding, respectively	234	232
Additional paid-in capital	417,504	410,926
Distributions in excess of accumulated earnings	(235,720)	(221,177)
Total Saul Centers, Inc. equity	367,018	374,981
Noncontrolling interests	64,599	68,375
Total equity	431,617	443,356
Total liabilities and equity	$1,681,374	$1,618,340
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Rental revenue	$55,749	$55,487	$163,167	$168,242
Other	1,011	1,565	3,756	6,701
Total revenue	56,760	57,052	166,923	174,943
Expenses
Property operating expenses	7,416	7,525	20,862	22,641
Real estate taxes	7,523	7,114	22,027	21,081
Interest expense, net and amortization of deferred debt costs	12,398	10,325	34,011	32,185
Depreciation and amortization of deferred leasing costs	13,713	12,018	37,593	35,185
General and administrative	4,107	4,742	13,790	14,696
Total expenses	45,157	41,724	128,283	125,788
Net Income	11,603	15,328	38,640	49,155
Noncontrolling interests
Income attributable to noncontrolling interests	(2,236)	(3,102)	(7,681)	(10,250)
Net income attributable to Saul Centers, Inc.	9,367	12,226	30,959	38,905
Preferred stock dividends	(2,798)	(3,210)	(8,394)	(9,116)
Net income available to common stockholders	$6,569	$9,016	$22,565	$29,789
Per share net income available to common stockholders
Basic and diluted	$0.28	$0.39	$0.97	$1.30
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$11,603	$15,328	$38,640	$49,155
Other comprehensive income
Change in unrealized loss on cash flow hedge	—	55	—	(118)
Total comprehensive income	11,603	15,383	38,640	49,037
Comprehensive income attributable to noncontrolling interests	(2,236)	(3,117)	(7,681)	(10,220)
Total comprehensive income attributable to Saul Centers, Inc.	9,367	12,266	30,959	38,817
Preferred stock dividends	(2,798)	(3,210)	(8,394)	(9,116)
Total comprehensive income available to common stockholders	$6,569	$9,056	$22,565	$29,701
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance at January 1, 2020	$185,000	$232	$410,926	$(221,177)	$—	$374,981	$68,375	$443,356
Issuance of shares of common stock:
83,978 shares pursuant to dividend reinvestment plan	—	1	4,080	—	—	4,081	—	4,081
11,745 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	956	—	—	956	—	956
Issuance of 15,101 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	734	734
Net income	—	—	—	13,264	—	13,264	3,565	16,829
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,364)	—	(12,364)	(4,188)	(16,552)
Balance, March 31, 2020	185,000	233	415,962	(223,075)	—	378,120	68,486	446,606

Issuance of shares of common stock:
12,627 shares pursuant to dividend reinvestment plan	—	—	407	—	—	407	—	407
3,109 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	424	—	—	424	—	424
Net income	—	—	—	8,328	—	8,328	1,880	10,208
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,373)	—	(12,373)	(4,188)	(16,561)
Balance, June 30, 2020	185,000	233	416,793	(229,918)	—	372,108	66,178	438,286

Saul Centers, Inc.

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of shares of common stock:
14,525 shares pursuant to dividend reinvestment plan	—	1	421	—	—	422	—	422
984 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	290	—	—	290	—	290
Issuance of 13,108 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	380	380
Net income	—	—	—	9,367	—	9,367	2,236	11,603
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,371)	—	(12,371)	(4,195)	(16,566)
Balance, September 30, 2020	$185,000	$234	$417,504	$(235,720)	$—	$367,018	$64,599	$431,617

Saul Centers, Inc.

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance at January 1, 2019	$180,000	$227	$384,533	$(208,593)	$(255)	$355,912	$69,308	$425,220
Issuance of shares of common stock:
120,347 shares pursuant to dividend reinvestment plan	—	1	6,170	—	—	6,171	—	6,171
485 shares due to exercise of stock options and issuance of directors’ deferred stock	—	1	419	—	—	420	—	420
Issuance of 13,742 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	705	705
Net income	—	—	—	13,447	—	13,447	3,630	17,077
Change in unrealized loss on cash flow hedge	—	—	—	—	(34)	(34)	(12)	(46)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,108)	—	(12,108)	(4,155)	(16,263)
Balance, March 31, 2019	180,000	229	391,122	(210,207)	(289)	360,855	69,476	430,331

Issuance of shares of common stock:
99,804 shares pursuant to dividend reinvestment plan	—	1	5,127	—	—	5,128	—	5,128
48,772 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	2,798	—	—	2,798	—	2,798
Issuance of 20,041 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	1,029	1,029
Net income	—	—	—	13,232	—	13,232	3,518	16,750
Change in unrealized loss on cash flow hedge	—	—	—	—	(95)	(95)	(32)	(127)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,181)	—	(12,181)	(4,166)	(16,347)
Balance, June 30, 2019	180,000	230	399,047	(212,109)	(384)	366,784	69,825	436,609

Saul Centers, Inc.

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of 44,000 shares of Series E Cumulative preferred stock	110,000	—	(3,731)	—	—	106,269	—	106,269
Issuance of shares of common stock:
105,753 shares pursuant to dividend reinvestment plan	—	1	5,673	—	—	5,674	—	5,674
1,645 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	406	—	—	406	—	406
Issuance of 13,406 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	720	720
Net income	—	—	—	12,226	—	12,226	3,102	15,328
Change in unrealized loss on cash flow hedge	—	—	—	—	41	41	14	55
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Series D, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $5.83 per share	—	—	—	(257)	—	(257)	—	(257)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	(12,241)	—	(12,241)	(4,173)	(16,414)
Balance, September 30, 2019	$290,000	$231	$401,395	$(215,334)	$(343)	$475,949	$69,488	$545,437

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$38,640	$49,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	37,593	35,185
Amortization of deferred debt costs	1,163	1,130
Compensation costs of stock grants and options	1,141	1,501
Credit losses on operating lease receivables	4,162	986
Increase in accounts receivable and accrued income	(17,552)	(2,317)
Additions to deferred leasing costs	(7,383)	(1,380)
Increase in prepaid expenses	(3,024)	(4,182)
(Increase) decrease in other assets	738	(2,049)
Increase in accounts payable, accrued expenses and other liabilities	3,871	5,696
Decrease in deferred income	(2,579)	(1,627)
Net cash provided by operating activities	56,770	82,098
Cash flows from investing activities:
Additions to real estate investments	(13,665)	(13,398)
Additions to development and redevelopment projects	(34,698)	(91,657)
Net cash used in investing activities	(48,363)	(105,055)
Cash flows from financing activities:
Proceeds from notes payable	52,100	22,100
Repayments on notes payable	(37,431)	(55,992)
Proceeds from revolving credit facility	90,000	47,000
Repayments on revolving credit facility	(53,000)	(94,000)
Proceeds from construction loan	32,928	71,807
Additions to deferred debt costs	(1,196)	(432)
Proceeds from the issuance of:
Common stock	5,440	19,096
Partnership units	1,114	2,454
Series E preferred stock	—	106,269
Distributions to:
Series C preferred stockholders	—	(5,415)
Series D preferred stockholders	(3,444)	(3,444)
Series E preferred stockholders	(4,950)	—
Common stockholders	(37,012)	(36,326)
Noncontrolling interests	(12,556)	(12,469)
Net cash provided by financing activities	31,993	60,648
Net increase (decrease) in cash and cash equivalents	40,400	37,691
Cash and cash equivalents, beginning of period	13,905	14,578
Cash and cash equivalents, end of period	$54,305	$52,269
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,951	$31,266
Increase (decrease) in accrued real estate investments and development costs	$(11,196)	$1,507

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
As of September 30, 2020, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of September 30, 2020, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 5.4% of the Company's total revenue for the nine months ended September 30, 2020. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the nine months ended September 30, 2020.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of September 30, 2020 and December 31, 2019, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
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

Notes to Consolidated Financial Statements (Unaudited)

significant estimates and assumptions relate to collectability of operating lease receivables and impairment of real estate properties. Actual results could differ from those estimates.
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of their respective leases. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, which is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends.
At September 30, 2020 and December 31, 2019, accounts receivable was comprised of:

(In thousands)	September 30, 2020	December 31, 2019
Rents currently due	$14,553	$7,235
Deferred rents	6,783	474
Straight-line rent	44,266	42,088
Other receivables	5,018	2,967
Allowance for doubtful accounts	(4,919)	(453)
Total	$65,701	$52,311

Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update (‘‘ASU’’) 2016-02, ‘‘Leases’’ (“ASU 2016-02”). ASU 2016-02 amended the accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 became effective for annual periods beginning after December 15, 2018, interim periods within those years, and required a modified retrospective transition approach for all leases existing at the date of initial application, with an option to use certain practical expedients for those existing leases. Upon adoption of ASU 2016-02 effective January 1, 2019, we elected the practical expedient for all leases with respect to lease identification, lease classification, and initial direct costs. We made a policy election not to separate lease and nonlease components and have accounted for each lease component and the related nonlease components together as a single component. There were no significant changes to our lessor accounting for operating leases as a result of ASU 2016-02.
We lease Shopping Centers and Mixed-Use Properties to lessees in exchange for monthly payments that cover rent, and, where applicable, reimbursement for property taxes, insurance, and certain property operating expenses. Our leases have been determined to be operating leases and generally range in term from one to 15 years.
Some of our leases have termination options and/or extension options. Termination options allow the lessee and/or lessor to terminate the lease prior to the end of the lease term, provided certain conditions are met. Termination options generally require advance notification from the lessee and/or lessor and payment of a termination fee. Termination fees are recognized as revenue over the modified lease term. Extension options are subject to terms and conditions stated in the lease.
On January 1, 2019, a right of use asset and corresponding lease liability related to our headquarters lease were recorded in other assets and other liabilities, respectively. The lease expires on February 28, 2022, with one option to renew for an additional five years. The right of use asset and corresponding lease liability totaled $1.1 million and $1.1 million, respectively, at September 30, 2020.
Due to the business disruptions and challenges severely affecting the global economy caused by the novel strain of coronavirus (“COVID-19”) pandemic, many lessees have requested rent relief, including rent deferrals and other lease concessions. The lease modification guidance in ASU 2016-02 does not contemplate the rapid execution of concessions for multiple tenants in response to sudden liquidity constraints of lessees. In April 2020, the FASB staff issued a question and answer document that provided guidance allowing the Company to elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief, which, in the case of rent deferrals, results in the accrual of rent due from tenants and defers the payment of that rent to a future date, and will monitor the collectability of rent receivables.

Notes to Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses" ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of information to support credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those years. The adoption of ASU 2016-13 effective January 1, 2020, did not have a material impact on our consolidated financial statements and related disclosures because the vast majority of the Company's receivables relate to operating leases which are accounted for under ASC 842, "Leases."
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the nine months ended September 30, 2020.

3.    Real Estate
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. During the nine months ended September 30, 2020, assets totaling $284.7 million were placed in service in conjunction with the substantial completion of The Waycroft and Ashbrook Marketplace. Construction in progress as of September 30, 2020 and December 31, 2019, is composed of the following:

(In thousands)	September 30, 2020	December 31, 2019
The Waycroft	$8,567	$255,443
7316 Wisconsin Avenue	49,629	44,638
Ashbrook Marketplace	3,727	19,128
Other	12,553	16,435
Total	$74,476	335,644
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party and internal leasing agents, internal costs such as payroll-related fringe benefits that are direct and incremental to successful commercial leases, amounts attributed to in-place leases associated with acquired properties and lease inducement costs. Effective with the adoption of ASU 2016-02 on January 1, 2019, all costs incurred prior to the execution of a lease are charged to expense and not capitalized. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $27.5 million and $24.1 million, net of accumulated amortization of $43.8 million and $41.6 million, as of September 30, 2020 and December 31, 2019, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled $4.0 million and $4.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Real Estate Investment Properties
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $33.6 million and $30.7 million for the nine months ended September 30, 2020 and 2019, respectively. Repairs and maintenance expense totaled $8.0 million and $9.7 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
As of September 30, 2020, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges were recorded.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of September 30, 2020, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, the “Saul Organization”) holds a 25.4% limited partnership interest in the Operating Partnership represented by approximately 7.9 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company’s Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of September 30, 2020, approximately 3.0 million units could be converted into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.4% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended September 30, 2020 and 2019, were approximately 31.3 million and 31.0 million, respectively, and for the nine months ended September 30, 2020 and 2019, were approximately 31.2 million and 30.8 million, respectively.

5.    Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $1.2 billion at September 30, 2020, of which approximately $986.0 million was fixed-rate debt and approximately $199.5 million was variable rate debt outstanding under the credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.2 billion as of September 30, 2020.
At September 30, 2020, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of September 30, 2020, the applicable spread for borrowings was 140 basis points under the revolving credit facility and 135 basis points under the term loan. Letters of credit may be issued under the revolving credit facility. As of September 30, 2020, based on the value of the Company’s unencumbered properties, approximately $200.3 million was available under the revolving credit facility, $124.5 million was outstanding and approximately $185,000 was committed for letters of credit.
On February 10, 2020, the Company repaid in full the remaining principal balance of $9.2 million of the mortgage loan secured by Boca Valley Plaza, which was scheduled to mature on May 10, 2020.
On March 3, 2020, the Company repaid in full the remaining principal balance of $7.1 million of the mortgage loan secured by Palm Springs Center, which was scheduled to mature on June 1, 2020.
In March and April, 2020, the Company borrowed $71.0 million under its revolving credit facility to provide additional liquidity and flexibility as the effects of the COVID-19 pandemic continue to evolve.
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

Notes to Consolidated Financial Statements (Unaudited)

On July 24, 2020, the Company closed on a 15-year, non-recourse $30.0 million mortgage loan secured by Kentlands Place and Kentlands Square I. The loan matures in 2035, bears interest at a fixed rate of 3.43%, requires monthly principal and interest payments of $149,064 based on a 25-year amortization schedule and requires a final payment of $15.3 million at maturity. The proceeds from the loan were used to pay down the revolving credit facility.

Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness mortgage (approximately $6.7 million of the $66.8 million outstanding balance at September 30, 2020, which guarantee will be reduced to (i) $3.3 million on October 1, 2020 and (ii) zero on October 1, 2021), (b) a portion of the Broadlands mortgage (approximately $3.8 million of the $30.7 million outstanding balance at September 30, 2020), (c) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $25.5 million outstanding balance at September 30, 2020), (d) a portion of The Waycroft mortgage (approximately $23.6 million of the $143.1 million outstanding balance at September 30, 2020), (e) the Ashbrook Marketplace mortgage (totaling $22.1 million at September 30, 2020), and (f) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands pad (totaling $29.9 million at September 30, 2020). All other notes payable are non-recourse. The guarantee on the Kentlands Square II mortgage loan was released on February 5, 2020.
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
At September 30, 2020, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2020	$—		$7,453	$7,453
2021	11,012		30,323	41,335
2022	161,002	(a)	30,984	191,986
2023	84,225		31,447	115,672
2024	66,164		30,815	96,979
2025	20,363		27,823	48,186
Thereafter	566,375		117,532	683,907
Principal amount	$909,141		$276,377	1,185,518
Unamortized deferred debt costs				9,735
Net				$1,175,783

(a) Includes $124.5 million outstanding under the revolving credit facility.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the credit facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $9.7 million and $9.7 million, net of accumulated amortization of $8.3 million and $7.5 million, at September 30, 2020 and December 31, 2019, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited)

Interest expense, net and amortization of deferred debt costs for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Interest incurred	$12,933	$13,103	$38,788	$38,972
Amortization of deferred debt costs	402	370	1,163	1,130
Capitalized interest	(909)	(3,088)	(5,813)	(7,756)
Interest expense	12,426	10,385	34,138	32,346
Less: Interest income	28	60	127	161
Interest expense, net and amortization of deferred debt costs	$12,398	$10,325	$34,011	$32,185

6.    Equity
The consolidated statements of operations for the nine months ended September 30, 2020 and 2019, reflect noncontrolling interests of $7.7 million and $10.3 million, respectively, representing income attributable to the Saul Organization for each period.
At September 30, 2020, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At September 30, 2020, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

Notes to Consolidated Financial Statements (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Weighted average common stock outstanding-Basic	23,353	23,081	23,329	22,947
Effect of dilutive options	—	40	1	46
Weighted average common stock outstanding-Diluted	23,353	23,121	23,330	22,993
Non-dilutive options	1,516	698	1,418	612
Years non-dilutive options were issued	2011 through 2020	2016, 2017 and 2019	2014 through 2020	2016, 2017 and 2019

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $255,200 and $264,300 for the nine months ended September 30, 2020 and 2019, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the nine months ended September 30, 2020 and 2019, the Company credited to employee accounts $164,800 and $186,300, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $2.8 million and $3.1 million, at September 30, 2020 and December 31, 2019, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2020 and 2019, which included rental expense for the Company’s headquarters lease, totaled approximately $6.0 million and $6.4 million, net, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, accounts payable, accrued expenses and other liabilities included approximately $659,000 and $918,700, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
On November 5, 2019, the Company entered into an agreement (the "Contribution Agreement") to acquire from the Trust, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each

Notes to Consolidated Financial Statements (Unaudited)

case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland (the “Contributed Property”). In exchange for the Contributed Property, the Company will issue to the Trust 1,416,071 limited partnership units at an agreed upon value of $56.00 per unit, representing an aggregate value of $79.3 million for the Contributed Property. Deed to the Contributed Property and the units were placed in escrow until certain conditions of the Contribution Agreement are satisfied.
In August 2016, the Company entered into an agreement to acquire from the Trust approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The transaction closed on May 9, 2018, and the Company issued 176,680 limited partnership units to the Trust. The Company constructed a shopping center, Ashbrook Marketplace, and may be obligated to issue additional limited partnership units to the Trust in the second quarter of 2021. As of September 30, 2020, the Company estimates this obligation to range in value from $3.2 million to $3.5 million, based on projected net operating income of Ashbrook Marketplace for the 12 months ending May 31, 2021.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, expires in 2022, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $609,200 and $593,500 for the nine months ended September 30, 2020 and 2019, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $320,300 and $284,900 for the nine months ended September 30, 2020 and 2019, respectively.

8.     Stock-based Employee Compensation, Stock Option Plans, and Deferred Compensation Plan for Directors
In 2004, the Company established a stock incentive plan (the "Plan"), as amended. Under the Plan, options are granted at an exercise price not less than the market value of the common stock on the date of grant and expire ten years from the date of grant. Officer options vest ratably over four years following the grant and are charged to expense using the straight-line method over the vesting period. Director options vest immediately and are charged to expense as of the date of grant.
The Company uses the fair value method to value and account for employee stock options. The fair value of options granted is determined at the time of the grant using the Black-Scholes model, a widely used method for valuing stock-based employee compensation, and the following assumptions: (1) Expected Volatility determined using the most recent trading history of the Company’s common stock (month-end closing prices) corresponding to the average expected term of the options; (2) Average Expected Term of the options based on prior exercise history, scheduled vesting and the expiration date; (3) Expected Dividend Yield determined by management after considering the Company’s current and historic dividend yield, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date; and (4) a Risk-free Interest Rate based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted ratably over the vesting period and includes the amounts as compensation expense in general and administrative expenses.
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the nine months ended September 30, 2020, 7,969 shares were credited to director's deferred fee accounts and 7,354 shares were issued. As of September 30, 2020, the director's deferred fee accounts comprise 115,023 shares.
Effective April 24, 2020, the Company granted 238,000 options to its directors and certain officers. The following table summarizes the assumptions used in the valuation of the 2020 and 2019 option grants. During the nine months ended September 30, 2020, stock option expense totaling $969,200 was included in general and administrative expense in the Consolidated Statements of Operations. As of September 30, 2020, the estimated future expense related to unvested stock options was $1.9 million.

Notes to Consolidated Financial Statements (Unaudited)

	Directors		Officers
Grant date	May 3, 2019	April 24, 2020	May 3, 2019	April 24, 2020
Exercise price	$55.71	$50.00	$55.71	$50.00
Volatility	0.236	0.258	0.206	0.240
Expected life (years)	5.0	5.0	7.0	7.0
Assumed yield	3.75%	3.80%	3.80%	3.85%
Risk-free rate	2.33%	0.36%	2.43%	0.51%

The table below summarizes the option activity for the nine months ended  September 30, 2020:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,309,614	$53.38	$2,528,463
Granted	238,000	50.00	—
Exercised	(10,749)	49.19	85,268
Expired/Forfeited	(21,250)	53.96	—
Outstanding at September 30	1,515,615	52.87	—
Exercisable at September 30	978,240	53.03	—
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At September 30, 2020, the final trading day of the third quarter, the closing share price of $26.58 was lower than the exercise price of all outstanding options. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 5.2 years and 5.5 years, respectively.
The Compensation Committee has also approved an annual award of 200 shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the date of the annual meeting of stockholders. The issuance of these shares may not be deferred.

9.     Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term market interest rates of approximately 3.25% and 3.55%, would be approximately $1.0 billion and $957.4 million, respectively, compared to the principal balance of $986.0 million and $938.4 million at September 30, 2020 and December 31, 2019, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

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

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended September 30, 2020
Real estate rental operations:
Revenue	$40,336	$16,424	$—	$56,760
Expenses	(8,755)	(6,184)	—	(14,939)
Income from real estate	31,581	10,240	—	41,821
Interest expense, net and amortization of deferred debt costs	—	—	(12,398)	(12,398)
Depreciation and amortization of deferred leasing costs	(8,169)	(5,544)	—	(13,713)
General and administrative	—	—	(4,107)	(4,107)
Net income (loss)	$23,412	$4,696	$(16,505)	$11,603
Capital investment	$2,733	$6,703	$—	$9,436
Total assets	$982,381	$643,395	$55,598	$1,681,374

Three months ended September 30, 2019
Real estate rental operations:
Revenue	$41,313	$15,739	$—	$57,052
Expenses	(8,974)	(5,665)	—	(14,639)
Income from real estate	32,339	10,074	—	42,413
Interest expense, net and amortization of deferred debt costs	—	—	(10,325)	(10,325)
Depreciation and amortization of deferred leasing costs	(7,260)	(4,758)	—	(12,018)
General and administrative	—	—	(4,742)	(4,742)
Net income (loss)	$25,079	$5,316	$(15,067)	$15,328
Capital investment	$9,166	$27,290	$—	$36,456
Total assets	$985,244	$609,560	$51,960	$1,646,764

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Nine Months Ended September 30, 2020
Real estate rental operations:
Revenue	$120,236	$46,687	$—	$166,923
Expenses	(26,041)	(16,848)	—	(42,889)
Income from real estate	94,195	29,839	—	124,034
Interest expense, net and amortization of deferred debt costs	—	—	(34,011)	(34,011)
Depreciation and amortization of deferred leasing costs	(22,812)	(14,781)	—	(37,593)
General and administrative	—	—	(13,790)	(13,790)
Net income (loss)	$71,383	$15,058	$(47,801)	$38,640
Capital investment	$11,622	$36,741	$—	$48,363
Total assets	$982,381	$643,395	$55,598	$1,681,374

Nine Months Ended September 30, 2019
Real estate rental operations:
Revenue	$126,730	$48,213	$—	$174,943
Expenses	(27,214)	(16,508)	—	(43,722)
Income from real estate	99,516	31,705	—	131,221
Interest expense, net and amortization of deferred debt costs	—	—	(32,185)	(32,185)
Depreciation and amortization of deferred leasing costs	(21,917)	(13,268)	—	(35,185)
General and administrative	—	—	(14,696)	(14,696)
Net income (loss)	$77,599	$18,437	$(46,881)	$49,155
Capital investment	$22,746	$82,309	$—	$105,055
Total assets	$985,244	$609,560	$51,960	$1,646,764

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
While the Company’s grocery stores, pharmacies, banks and home improvement stores generally remain open, restaurants, if open, are operating at limited capacity, with many offering only delivery and curbside pick-up, and most health, beauty supply and services, fitness centers, and other non-essential businesses are in various phases of re-opening depending on location. The Company is generally not charging late fees or delinquent interest on past due rent payments and, in many cases, rent deferral agreements are being negotiated to allow tenants temporary relief where needed. As of November 3, 2020, payments by tenants of contractual base rent and operating expense and real estate tax recoveries totaled approximately 83% and 91% for the second quarter and third quarter, respectively.
The following is a summary of the Company's consolidated total collections of the second quarter and third quarter rent billings, including minimum rent, operating expense recoveries, and real estate tax reimbursements as of November 3, 2020:
    2020 second quarter
•83% of 2020 second quarter total billings has been paid by our tenants.
▪79% of retail
▪95% of office
▪100% of residential
▪Additionally, rent deferral agreements comprising approximately 11% of 2020 second quarter total billings have been executed (or 67% of the total unpaid balance) including 4% with anchor/national tenants. The executed deferrals typically cover three months of rent and are generally scheduled to be repaid during 2021 and 2022. As a condition to granted rent deferrals, we have sought, and in some cases received, extended lease terms, or waivers of certain adjacent use or common area restrictions. Through October 31, 2020, 3% of second quarter deferred rents have come due. Of the deferred rents that have come due, the majority have been repaid.
2020 third quarter
•91% of 2020 third quarter total billings has been paid by our tenants.
▪89% of retail
▪95% of office
▪100% of residential
▪Additionally, rent deferral agreements comprising approximately 2% of 2020 third quarter total billings have been executed (or 24% of the total unpaid balance) including 1% with anchor/national tenants. The executed deferrals typically cover three months of rent and are generally scheduled to be repaid during 2021 and 2022. As a condition to granted rent deferrals, we have sought, and and in some cases received, extended lease terms, or waivers of certain adjacent use or common area restrictions. Through October 31, 2020, no third quarter deferred rents have come due.

13. Subsequent Events
The Company has reviewed operating activities for the period subsequent to September 30, 2020, and determined there are no subsequent events required to be disclosed.

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
•our development activities;
•our access to additional capital;
•our ability to successfully complete additional acquisitions, developments or redevelopments, or if they are completed, whether such acquisitions, developments or redevelopments perform as expected;
•risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies, the relative illiquidity of real estate and environmental risks;
•risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes to REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and
•an epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

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
If the effects of COVID-19 result in continued deterioration of economic and market conditions, or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur during the remainder of 2020 or future periods. As of September 30, 2020, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges have been recorded. However, we have yet to see the long-term effects of COVID-19 and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether impairment charges are warranted.
While the Company’s grocery store, pharmacy, bank and home improvement store tenants generally remain open, restaurants are operating with limited indoor seating, supplemented with delivery and curbside pick-up, and most health, beauty supply and services, fitness centers, and other non-essential businesses are re-opening with limited customer capacity depending on location. As of November 3, 2020, payments by tenants of contractual base rent and operating expense and real estate tax recoveries totaled approximately 83% and 91% for the second quarter and third quarter, respectively. The Company is generally not charging late fees or delinquent interest on past due payments and, in many cases, rent deferral agreements have been negotiated to allow tenants temporary relief where needed. The deferral agreements, generally, permit tenants to defer 30 to 90 days of rent, operating expense and real estate tax recovery payments until a later time in their lease term with repayment typically occurring over a 12-month period generally commencing in 2021. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as governmental orders require non-essential businesses to remain at limited capacity or closed and residents to stay at home. We will continue to accrue rental revenue during the deferral period. However, we anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. Rent collections during the second quarter and third quarter rent relief requests to-date may not be indicative of collections or requests in any future period.
The following is a summary of the Company's executed rent deferral agreements and repayment dates as of November 3, 2020.

(In thousands)	Original Rent Due By Quarter (prior to deferral)	(In thousands)	Repayment Year (after deferral)
2020 First Quarter	$53	2020	$328
2020 Second Quarter	5,810	2021	5,259
2020 Third Quarter	1,101	2022	1,116
2020 Fourth Quarter	90	2023	215
Total	$7,054	2024	101
		2025	18
		Thereafter	17
		Total	$7,054

The following is a summary of the Company's consolidated total collections of the second quarter and third quarter, and October rent billings, including minimum rent, operating expense recoveries, and real estate tax reimbursements, as of November 3, 2020:
    2020 second quarter
•83% of 2020 second quarter total billings has been paid by our tenants.
▪79% of retail
▪95% of office
▪100% of residential
▪Additionally, rent deferral agreements comprising approximately 11% of 2020 second quarter total billings have been executed (or 67% of the total unpaid balance) including 4% with anchor/national tenants. The executed deferrals typically cover three months of rent and are generally scheduled to be repaid during 2021 and 2022. As a condition to granted rent deferrals, we have sought, and in some cases received, extended lease terms, or waivers of certain adjacent use or common area restrictions. Through October 31, 2020, 3% of second quarter deferred rents have come due. Of the deferred rents that have come due, the majority have been repaid.
2020 third quarter
•91% of 2020 third quarter total billings has been paid by our tenants.
▪89% of retail
▪95% of office
▪100% of residential
▪Additionally, rent deferral agreements comprising approximately 2% of 2020 third quarter total billings have been executed (or 24% of the total unpaid balance) including 1% with anchor/national tenants. The executed deferrals typically cover three months of rent and are generally scheduled to be repaid during 2021 and 2022. As a condition to granted rent deferrals, we have sought, and in some cases received, extended lease terms, or waivers of certain adjacent use or common area restrictions. Through October 31, 2020, no third quarter deferred rents have come due.
    October 2020
▪90% of October 2020 total billings has been paid by our tenants.
▪88% of retail
▪92% of office
▪99% of residential
▪Additionally, rent deferral agreements comprising approximately 0.4% of October total billings have been executed (or 3% of the total unpaid balance) none of which are with anchor/national tenants. These deferrals are structured similarly to the second quarter and third quarter deferrals.
Although the Company is and will continue to be actively engaged in rent collection efforts related to uncollected rent, and the Company will continue to work with certain tenants who have requested rent deferrals, the Company can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. The Company strongly encouraged small business tenants to apply for Paycheck Protection Program loans, as available, under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company has information that many tenants applied for these loans and several tenants have communicated that loan proceeds are being received and have subsequently remitted rental payments.
As of October 31, 2020, the Company had $40.6 million of cash and cash equivalents and borrowing availability of approximately $200.3 million under its unsecured revolving credit facility.
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
The Company was able to transition all but a limited number of essential employees to remote work and does not anticipate any adverse impact on its ability to continue to operate its business. Transitioning to a largely remote workforce has not had any material adverse impact on the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. Currently, we have a limited number of employees coming into offices as needed. We also made temporary changes to lower overhead expenses including salary reductions, which were restored effective October 1, 2020, a corporate hiring freeze, reduction of the company retirement plan match percentage, elimination of business travel and discretionary spending such as professional seminars.
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2020.
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
The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, generally anchor stores such as supermarkets, drug stores and fitness centers, as evidenced by the March 2020 addition of a 69,000 square foot Giant Food at Seven Corners, the June 2020 addition of a 36,000 square foot LA Fitness at Broadlands Village and the August 2020 addition of a 54,000 square foot 99 Ranch grocery store at Shops at Fairfax. The Company has seven new pad site tenants, including three at our newly developed Ashbrook Marketplace shopping center, that began paying rent in 2020. Annualized rent from these pad sites totals approximately $1.1 million. Additionally, the Company has executed leases or leases are under negotiation for seven more pad sites, tenants of six of which are expected to begin paying rent in 2021. The annualized rent from these pad sites totals approximately $1.1 million.
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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area had remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, decreased to 93.9% at September 30, 2020, from 94.8% at September 30, 2019. We expect the volume of lease renewals in 2020, and the rental rates at which leases renew, will be negatively impacted by the effects of COVID-19 when comparing executed retail leases to prior year leasing activity.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of September 30, 2020, amortizing fixed-rate mortgage debt with staggered maturities from 2021 to 2035 represented approximately 83.2% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of $199.5 million outstanding under the credit facility. As of September 30, 2020, the Company has availability of approximately $200.3 million under its $325.0 million unsecured revolving credit facility.
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
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's Commercial properties (all properties except for The Waycroft, Clarendon Center and Park Van Ness apartments). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions. The $0.35 per square foot decrease in base rent in the 2020 Period compared to the 2019 Period is primarily attributable to a 100,046 square foot increase in commercial space relating to completed development projects. The space is fully leased, however, rent was not due for the entire period.

	Nine months ended September 30,
	2020	2019	2018	2017	2016
Base rent	$19.80	$20.15	$20.13	$19.30	$18.67
Effective rent	$18.09	$18.27	$18.25	$17.49	$16.87

Recent Developments
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company completed construction of The Waycroft, a project with 491 apartment units and 60,000 square feet of retail space on 2.8 acres of land, and apartment occupancy commenced in April 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, plus approximately $19.1 million of capitalized interest. A portion of the cost is being financed with a $157.0 million construction-to-permanent loan. Including approximately $19.0 million of capitalized interest and costs of $848,700 which are accrued and unpaid, costs incurred through September 30, 2020 total approximately $275.0 million, of which $143.1 million has been financed by the loan. Leases have been executed for a 41,500 square foot Target and 12,600 square feet of retail shop space, resulting in approximately 90% of the planned retail space being leased. Target began operating in August 2020. An additional 2,400 square feet of retail space became operational during the third quarter of 2020. Applications have been received for 303 residential leases, totaling approximately 62% of the available units, with 258 units occupied as of November 3, 2020.
Albertson's/Safeway is currently a tenant at seven of the Company's shopping centers, two locations of which are subleased to other grocers. In February 2017, the Company terminated the lease with Albertson's/Safeway at Broadlands Village. The Company executed a lease with Aldi Food Market for 20,000 square feet of this space, which opened in November 2017, and has executed a lease with LA Fitness for substantially all of the remaining space. LA Fitness opened for business in June 2020.
In the fourth quarter of 2018, the Company substantially completed construction of the shell of a 16,000 square foot small shop expansion at Burtonsville Town Square and construction of interior improvements for the final two tenants is underway. Delivery of the first leased tenant spaces occurred in late 2018, and tenant openings began in the first quarter of 2019. The total development cost was $5.7 million. Leases have been executed for all of the space. In addition, Taco Bell leased a pad site within the property, constructed a free-standing building, and began operations in August 2020.
In May 2018, the Company acquired from the Saul Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company has substantially completed construction of Ashbrook Marketplace, an approximately 86,000 square foot neighborhood shopping center. A 29,000 square foot Lidl grocery store opened in November 2019, and the shopping center is 100% leased. The first small shop opened for business in April 2020, and all tenants, except one

3,231 square foot shop tenant, were open and paying rent as of November 3, 2020. All four pad sites have been leased and three of the four were open and paying rent as of November 3, 2020. The Company may be obligated to issue additional limited partnership units to the Saul Trust in the second quarter of 2021. As of September 30, 2020, the Company estimates this obligation to range in value from $3.2 million to $3.5 million, based on projected net operating income of Ashbrook Marketplace for the 12 months ending May 31, 2021.
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The purchase price was funded through the Company's revolving credit facility. The Company has completed development plans for the combined property for the development of up to 366 apartment units and 10,300 square feet of retail space. In July 2019, the Montgomery County Planning Commission unanimously approved the Company's site plan. Design and construction documents are being prepared and a site plan amendment has been submitted incorporating final design parameters. Additional approvals from the Washington Metropolitan Area Transit Authority and the Maryland Transit Administration are in process and are expected to be received by the fourth quarter of 2020. Effective September 1, 2019, the asset was removed from service and transferred to construction in progress. The Company has completed interior demolition in preparation for future development. The timing of construction will depend on issuance of final building permits and market conditions.
On November 5, 2019, the Company entered into an agreement (the "Contribution Agreement") to acquire from the Trust, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland (the “Contributed Property”). In exchange for the Contributed Property, the Company will issue to the Trust 1,416,071 limited partnership units at an agreed upon value of $56.00 per unit, representing an aggregate value of $79.3 million for the Contributed Property. Deed to the Contributed Property and the units were placed in escrow until certain conditions of the Contribution Agreement are satisfied.
The Company, as contract purchaser, received unanimous approval of the project plan from the City of Rockville in June 2019 and unanimous approval of the site plan for Phase I of the Twinbrook Quarter development in August 2020. A single petitioner has appealed the approved site plan to the Circuit Court for Montgomery County, Maryland and that appeal is ongoing. The site plan includes approval for up to a 92,000 square foot Wegmans grocery store, 29,000 square feet of retail shop space, 460 residential units and 270,000 square feet of office space. The phasing of these improvements and the timing of construction will depend on removal of contingencies, favorable resolution of the site plan appeal, building permit approval and market conditions. The development potential of this 8.1 acre site, when combined with the Company’s adjacent 10.3 acre site, totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

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

Results of Operations
Three months ended September 30, 2020 (the "2020 Quarter") compared to the three months ended September 30, 2019 (the "2019 Quarter")
Revenue

	Three months ended September 30,		2019 to 2020 Change
(Dollars in thousands)	2020	2019	Amount	Percent
Base rent	$48,268	$46,250	$2,018	4.4%
Expense recoveries	8,973	9,159	(186)	(2.0)%
Percentage rent	60	147	(87)	(59.2)%
Other property revenue	309	362	(53)	(14.6)%
Credit losses on operating lease receivables	(1,861)	(431)	(1,430)	331.8%
Rental revenue	55,749	55,487	262	0.5%
Other revenue	1,011	1,565	(554)	(35.4)%
Total revenue	$56,760	$57,052	$(292)	(0.5)%

Base rent includes $1.2 million and $(530,300) for the 2020 Quarter and 2019 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $349,300 and $354,200, for the 2020 Quarter and 2019 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue decreased 0.5% in the 2020 Quarter compared to the 2019 Quarter, as described below.
Base Rent. The $2.0 million increase in base rent in the 2020 Quarter compared to the 2019 Quarter is primarily attributable to the commencement of operations of The Waycroft in April 2020 and Ashbrook Marketplace in November 2019 (collectively, $2.2 million).
Expense Recoveries. Expense recoveries decreased 2.0% in the 2020 Quarter compared to the 2019 Quarter primarily due to a decrease in recoverable property operating expenses.
Credit Losses on Operating Lease Receivables. Credit losses on operating lease receivables for the 2020 Quarter increased $1.4 million from the 2019 Quarter. The increase is primarily due to increased reserves across the portfolio as a result of the impact of COVID-19 on tenant operations.
Other Revenue. Other revenue decreased $0.6 million primarily due to lower parking income ($0.4 million) and lower lease termination fees ($0.1 million).

Expenses

	Three months ended September 30,		2019 to 2020 Change
(Dollars in thousands)	2020	2019	Amount	Percent
Property operating expenses	$7,416	$7,525	$(109)	(1.4)%
Real estate taxes	7,523	7,114	409	5.7%
Interest expense, net and amortization of deferred debt costs	12,398	10,325	2,073	20.1%
Depreciation and amortization of deferred leasing costs	13,713	12,018	1,695	14.1%
General and administrative	4,107	4,742	(635)	(13.4)%
Total expenses	$45,157	$41,724	$3,433	8.2%

Total expenses increased 8.2% in the 2020 Quarter compared to the 2019 Quarter, as described below. The Waycroft mixed-use development opened in April 2020 and, concurrent with the opening, interest, real estate taxes and all other costs associated with the residential portion of the property, including depreciation (collectively, $4.2 million), began to be charged to expense, while revenue continues to grow as occupancy increases.
Property Operating Expenses. Property operating expenses decreased 1.4% in the 2020 Quarter primarily due to the deferral of non-essential property expenses in response to the impact of COVID-19. The Company continues to complete emergency repairs and handle life and safety issues as needed.
Real Estate Taxes. Real estate taxes increased 5.7% in the 2020 Quarter primarily due to the substantial completion of The Waycroft ($0.3 million) and cessation of capitalization of those taxes.
Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs increased 20.1% in the 2020 Quarter primarily due to lower capitalized interest as a result of the opening of The Waycroft in April 2020 ($2.4 million), partially offset by an increase in capitalized interest related to 7316 Wisconsin Avenue ($0.4 million).
Depreciation and Amortization of Deferred Leasing Costs. Depreciation and amortization increased 14.1% in the 2020 Quarter primarily due to The Waycroft being placed in service ($1.6 million).
General and Administrative. General and administrative expenses decreased 13.4% in the 2020 Quarter primarily due to reduced overhead expenses including salary reductions, a corporate hiring freeze, elimination of business travel and discretionary spending such as professional seminars.

Nine months ended September 30, 2020 (the "2020 Period") compared to the nine months ended September 30, 2019 (the "2019 Period")
Revenue

	Nine Months Ended September 30,		2019 to 2020 Change
(Dollars in thousands)	2020	2019	Amount	Percent
Base rent	$140,120	$139,735	$385	0.3%
Expense recoveries	25,775	27,647	(1,872)	(6.8)%
Percentage rent	496	760	(264)	(34.7)%
Other property revenue	938	1,087	(149)	(13.7)%
Credit losses on operating lease receivables	(4,162)	(987)	(3,175)	321.7%
Rental revenue	163,167	168,242	(5,075)	(3.0)%
Other revenue	3,756	6,701	(2,945)	(43.9)%
Total revenue	$166,923	$174,943	$(8,020)	(4.6)%
Base rent includes $987,100 and $(742,000) for the 2020 Period and the 2019 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.1 million and $1.1 million for the 2020 Period and the 2019 Period, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue decreased 4.6% in the 2020 Period compared to the 2019 Period, as described below.
Base Rent. The $0.4 million increase in base rent in the 2020 Period compared to 2019 Period is primarily attributable to (a) the commencement of operations of The Waycroft in April 2020 and Ashbrook Marketplace in November 2019 (collectively, $2.7 million), partially offset by (b) the lease expiration and re-leasing of the grocery anchor at Shops at Fairfax, which opened in August 2020 ($0.6 million), (c) 7316 Wisconsin Avenue, which was taken out of service for redevelopment in September 2019 ($0.5 million), (d) lower base rent at 601 Pennsylvania Avenue ($0.5 million) and (e) lower base rent at Clarendon Center ($0.5 million).
Expense Recoveries. Expense recoveries decreased 6.8% in the 2020 Period primarily due to a decrease in recoverable property operating expenses, largely repairs and maintenance and snow removal.
Credit Losses on Operating Lease Receivables. Credit losses on operating lease receivables for the 2020 Period represents 2.49% of the Company’s revenue, an increase from 0.56% for the 2019 Period. The increase is primarily due to increased reserves across the Shopping Center portfolio as a result of the impact of COVID-19 on tenant operations.
Other Revenue. Other revenue decreased $2.9 million primarily due to lower lease termination fees ($1.9 million) and lower parking income ($1.1 million).

Expenses

	Nine Months Ended September 30,		2019 to 2020 Change
(Dollars in thousands)	2020	2019	Amount	Percent
Property operating expenses	$20,862	$22,641	$(1,779)	(7.9)%
Real estate taxes	22,027	21,081	946	4.5%
Interest expense, net and amortization of deferred debt costs	34,011	32,185	1,826	5.7%
Depreciation and amortization of deferred leasing costs	37,593	35,185	2,408	6.8%
General and administrative	13,790	14,696	(906)	(6.2)%
Total expenses	$128,283	$125,788	$2,495	2.0%
Total expenses increased 2.0% in the 2020 Period compared to the 2019 Period, as described below. The Waycroft mixed-use development opened in April 2020 and, concurrent with the opening, interest, real estate taxes and all other costs associated with the residential portion of the property, including depreciation, began to be charged to expense (collectively, $9.2 million), while revenue continues to grow as occupancy increases.
Property Operating Expenses. Property operating expenses decreased 7.9% in the 2020 Period primarily due to the deferral of non-essential property expenses in response to the impact of COVID-19. The Company continues to complete emergency repairs and handle life and safety issues as needed.
Real Estate Taxes. Real estate taxes increased 4.5% in the 2020 Period primarily due to the substantial completion of The Waycroft ($0.6 million) and cessation of capitalization of those taxes.
Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs increased 5.7% in the 2020 Period primarily due to lower capitalized interest as a result of the opening of The Waycroft in April 2020 ($3.4 million), partially offset by an increase in capitalized interest related to 7316 Wisconsin Avenue ($1.6 million).
Depreciation and Amortization of Deferred Leasing Costs. The increase in depreciation and amortization to $37.6 million in the 2020 Period from $35.2 million in the 2019 Period was primarily due to (a) the commencement of operations of The Waycroft ($3.1 million) and (b) commencement of operations of Ashbrook Marketplace ($0.3 million), partially offset by 7316 Wisconsin Avenue, which was taken out of service for redevelopment in September 2019 ($1.3 million).
General and Administrative. General and administrative expenses decreased 6.2% primarily due to reduced overhead expenses including salary reductions, a corporate hiring freeze, elimination of business travel and discretionary spending such as professional seminars.

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
The tables below provide reconciliations of total property revenue and property operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results for the three and nine months ended September 30, 2020 and 2019 include 49 Shopping Centers and six Mixed-Use properties.
Same property revenue

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total revenue	$56,760	$57,052	$166,923	$174,943
Less: Acquisitions, dispositions and development properties	(2,461)	(72)	(3,161)	(1,155)
Total same property revenue	$54,299	$56,980	$163,762	$173,788

Shopping Centers	$39,727	$41,313	$119,226	$126,730
Mixed-Use properties	14,572	15,667	44,536	47,058
Total same property revenue	$54,299	$56,980	$163,762	$173,788

Total Shopping Center revenue	$40,336	$41,313	$120,236	$126,730
Less: Shopping Center acquisitions, dispositions and development properties	(609)	—	(1,010)	—
Total same Shopping Center revenue	$39,727	$41,313	$119,226	$126,730

Total Mixed-Use property revenue	$16,424	$15,739	$46,687	$48,213
Less: Mixed-Use acquisitions, dispositions and development properties	(1,852)	(72)	(2,151)	(1,155)
Total same Mixed-Use revenue	$14,572	$15,667	$44,536	$47,058
The $2.7 million decrease in same property revenue for the 2020 Quarter compared to the 2019 Quarter, was primarily due to (a) higher credit losses on operating lease receivables and corresponding reserves (collectively, $1.6 million), (b) lower parking income ($0.4 million), (c) lower expense recoveries due to decreased recoverable expenses ($0.3 million), (d) lower lease termination fees ($0.2 million), (e) lower base rent, primarily due to the lease expiration and re-leasing of the grocery anchor at Shops at Fairfax, which opened in August 2020 ($0.1 million) and (f) lower percentage rent ($0.1 million).
The $10.0 million decrease in same property revenue for the 2020 Period compared to the 2019 Period, was primarily due to (a) higher credit losses on operating lease receivables and corresponding reserves (collectively, $4.3 million), (b) lower expense recoveries due to decreased recoverable expenses ($2.1 million), (c) lower lease termination fees ($1.3 million), (d) lower parking income ($1.0 million), (e) lower base rent, primarily due to the lease expiration and re-leasing of the grocery anchor at Shops at Fairfax, which opened in August 2020 ($0.6 million) and (f) lower percentage rent ($0.3 million).

Same property operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income	$11,603	$15,328	$38,640	$49,155
Add: Interest expense, net and amortization of deferred debt costs	12,398	10,325	34,011	32,185
Add: Depreciation and amortization of deferred leasing costs	13,713	12,018	37,593	35,185
Add: General and administrative	4,107	4,742	13,790	14,696
Property operating income	41,821	42,413	124,034	131,221
Add (Less): Acquisitions, dispositions and development properties	(1,159)	97	(901)	(519)
Total same property operating income	$40,662	$42,510	$123,133	$130,702

Shopping Centers	$31,059	$32,339	$93,365	$99,516
Mixed-Use properties	9,603	10,171	29,768	31,186
Total same property operating income	$40,662	$42,510	$123,133	$130,702

Shopping Center operating income	$31,581	$32,339	$94,195	$99,516
Less: Shopping Center acquisitions, dispositions and development properties	(522)	—	(830)	—
Total same Shopping Center operating income	$31,059	$32,339	$93,365	$99,516

Mixed-Use property operating income	$10,240	$10,074	$29,839	$31,705
Add (Less): Mixed-Use acquisitions, dispositions and development properties	(637)	97	(71)	(519)
Total same Mixed-Use property operating income	$9,603	10,171	$29,768	$31,186
The $1.8 million decrease in same property operating income in the 2020 Quarter compared to the 2019 Quarter was primarily due to (a) higher credit losses on operating lease receivables and corresponding reserves (collectively, $1.6 million), (b) lower lease termination fees ($0.2 million) and (c) lower parking income, net of parking expenses ($0.2 million), partially offset by (d) lower recoverable expenses, net of expense recoveries ($0.3 million).
The $7.6 million decrease in same property operating income in the 2020 Period compared to the 2019 Period was primarily due to (a) higher credit losses on operating lease receivables and corresponding reserves (collectively, $4.3 million), (b) lower lease termination fees ($1.3 million), (c) lower base rent, primarily due to the lease expiration and re-leasing of the grocery anchor at Shops at Fairfax, which opened in August 2020 ($0.6 million), (d) lower parking income, net of parking expenses ($0.6 million), (e) lower percentage rent ($0.3 million) and (f) lower other property revenue ($0.3 million).
Liquidity and Capital Resources
Cash and cash equivalents totaled $54.3 million and $52.3 million at September 30, 2020 and 2019, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$56,770	$82,098
Net cash used in investing activities	(48,363)	(105,055)
Net cash provided by financing activities	31,993	60,648
Increase in cash and cash equivalents	$40,400	$37,691
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding. We currently expect a short term decrease in cash provided by operating activities because our tenants are impacted by the COVID-19 pandemic and, while contractually obligated, some have not paid second or third quarter 2020 rent (see "Impact of COVID-19").
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $56.7 million decrease in cash used in investing activities is primarily due to (a) lower development expenditures ($57.0 million) partially offset by (b) increased additions to real estate investments throughout the portfolio ($0.3 million).
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company completed construction of a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, plus approximately $19.1 million of capitalized interest. A portion of the cost is being financed with a $157.0 million construction-to-permanent loan. Including approximately $19.0 million of capitalized interest and costs of $848,700 which are accrued and unpaid, costs incurred through September 30, 2020 total approximately $275.0 million, of which $143.1 million has been financed by the loan. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
Management believes that the Company’s capital resources, which at October 31, 2020 included cash balances of approximately $40.6 million and borrowing availability of approximately $200.3 million on its unsecured revolving credit facility, provide sufficient liquidity and flexibility to meet the needs of the Company's operations as the effects of the COVID-19 pandemic continue to evolve.
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 106,050 and 322,534 shares under the DRIP at a weighted average discounted price of $44.62 and $52.08 per share, during the nine months ended September 30, 2020 and 2019, respectively. The Company issued 28,209 and 47,189 limited partnership units under the DRIP at a weighted average price of $40.14 and $52.77 per unit during the nine months ended September 30, 2020 and 2019, respectively. The Company also credited 5,080 and 3,370 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $34.76 and $52.09 per share, during the nine months ended September 30, 2020 and 2019, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2020.
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
At September 30, 2020, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of September 30, 2020, the applicable spread for borrowings was 140 basis points under the revolving credit facility and 135 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. As of September 30, 2020, based on the value of the Company’s unencumbered properties, approximately $200.3 million was available under the revolving credit facility, $124.5 million was outstanding and approximately $185,000 was committed for letters of credit.
The facility requires the Company and its subsidiaries to maintain compliance with certain financial covenants. The material covenants require the Company, on a consolidated basis, to:
•limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);
•limit the amount of debt so that interest coverage will exceed 2.0x on a trailing four-quarter basis (interest expense coverage); and
•limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.4x on a trailing four-quarter basis (fixed charge coverage).
As of September 30, 2020, the Company was in compliance with all such covenants.
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

Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the 2020 Period, totaled $67.8 million, a decrease of 9.8% compared to the 2019 Period. FFO available to common stockholders and noncontrolling interests decreased primarily due to (a) initial operations of The Waycroft ($3.9 million), (b) higher credit losses on operating lease receivables and corresponding reserves (collectively, $4.2 million), (c) lower lease termination fees ($1.9 million), (d) lower parking income, net of parking expenses ($0.6 million) and (e) lower base rent, primarily due to the lease expiration and re-leasing of the grocery anchor at Shops at Fairfax, which opened in August 2020 ($0.6 million), partially offset by (f) lower interest incurred due to lower average interest rates during the period, exclusive of the impact of The Waycroft ($2.5 million), (g) higher capitalized interest for 7316 Wisconsin Avenue ($1.6 million) and (h) lower recoverable expenses, net of expense recoveries ($0.5 million).
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Net income	$11,603	$15,328	$38,640	$49,155
Add:
Real estate depreciation and amortization	13,713	12,018	37,593	35,185
FFO	25,316	27,346	76,233	84,340
Subtract:
Preferred stock dividends	(2,798)	(3,210)	(8,394)	(9,116)
FFO available to common stockholders and noncontrolling interests	$22,518	$24,136	$67,839	$75,224
Weighted average shares:
Diluted weighted average common stock	23,353	23,121	23,330	22,993
Convertible limited partnership units	7,911	7,869	7,903	7,852
Average shares and units used to compute FFO per share	31,264	30,990	31,233	30,845
FFO per share available to common stockholders and noncontrolling interests	$0.72	$0.78	$2.17	$2.44
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
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
September 30, 2020	50	7	7,876,842	1,136,937	94.5%	90.3%
September 30, 2019	49	6	7,760,730	1,076,837	95.2%	91.9%
As of September 30, 2020, 94.0% of the Commercial portfolio was leased, compared to 94.8% September 30, 2019. On a same property basis, 93.9% of the Commercial portfolio was leased, compared to 94.8% at September 30, 2019. As of September 30, 2020, the Residential portfolio was 73.9% leased compared to 97.9% at September 30, 2019. The decrease in Residential portfolio occupancy is primarily due to the increase in units available as of a result of the opening of The Waycroft. On a same property basis, 94.4% of the residential portfolio was leased as of September 30, 2020, compared to 97.9% at September 30, 2019.
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

			Average Base Rent per Square Foot
Three months ended September 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2020	288,059	66	$24.67	$25.09
2019	179,919	54	23.76	24.17

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

	New Leases	Renewed Leases
Number of leases	11	55
Square feet	23,338	264,721
Per square foot average annualized:
Base rent	$15.41	$25.49
Tenant improvements	(0.51)	(0.10)
Leasing costs	(0.34)	—
Rent concessions	(0.57)	(0.28)
Effective rents	$13.99	$25.11

During the three months ended September 30, 2020, on a same property basis, the Company entered into 181 new or renewed apartment leases. The average monthly rent per square foot decreased to $3.34 from $3.55. During the three months ended September 30, 2019, the Company entered into 199 new or renewed apartment leases. The average monthly rent per square foot increased to $3.52 from $3.45.
As of December 31, 2019, 746,234 square feet of Commercial space was subject to leases scheduled to expire in 2020. Of those leases, as of September 30, 2020, leases representing 379,057 square feet of Commercial space have not yet renewed and are scheduled to expire over the next three months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	379,057
Average base rent per square foot	$24.08
Estimated market base rent per square foot	$22.87

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
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of September 30, 2020, the Company had variable rate indebtedness totaling $199.5 million. If the interest rates on the Company’s variable rate debt instruments outstanding at September 30, 2020 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $2.0 million based on those balances. As of September 30, 2020, the Company had fixed-rate indebtedness totaling $986.0 million with a weighted average interest rate of 4.94%. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2020 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $54.0 million less than the carrying value.

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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020. Based on the foregoing, the Company’s Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
During the quarter ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly. Many of our tenants have announced mandated or temporary closures of their operations and/or have requested adjustments to their lease terms during this pandemic. Experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or a global recession. COVID-19 (or a future pandemic) could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations, cash flows and the market value and trading price of our securities due to, among other factors:
•a complete or partial closure of, or other operational issues at, our properties as a result of government or tenant action;
•the declines in or instability of the economy or financial markets may result in a recession or negatively impact consumer discretionary spending, which could adversely affect retailers and consumers;
•the reduction of economic activity severely impacts our tenants' business operations, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, to default on their lease, or to otherwise seek modifications of such obligations;
•inability to access debt and equity capital on favorable terms, if at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, reduce our ability to make cash distributions to our stockholders and increase our future interest expense;
•a general decline in business activity and demand for real estate transactions could adversely affect our ability to successfully execute investment strategies or expand our property portfolio;
•a significant reduction in our cash flows could impact our ability to continue paying cash dividends to our common and preferred stockholders at expected levels or at all;
•the financial impact of COVID-19 could negatively affect our future compliance with financial and other covenants of our credit facility and other debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such indebtedness;
•the continued service and availability of personnel, including our executive officers and Board of Directors, and our ability to recruit, attract and retain skilled personnel, to the extent our management, Board of Directors or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, could negatively impact our business and operating results; and
•our ability to ensure business continuity in the event our continuity of operations plan is not effective or is improperly implemented or deployed during a disruption.
The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. For example, as of September 30, 2020, approximately 39% of base rent is generated from tenants in lines of trade that have been significantly impacted by mandated temporary closures or other social-distancing guidelines issued by federal, state and local governments including:
•Full-service and limited-service restaurants (16%),
•Beauty services and dry cleaners (6%),
•Apparel and footwear (5%),
•Health and fitness (2%), and
•Other (10%)

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board, Chief Executive Officer and President, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 31, 2020 dividend distribution acquired 3,010 shares of common stock at a price of $28.98 per share and 13,108 limited partnership units at a price of $29.47 per unit. The limited partnership units were sold pursuant to Section 4(a)(2) of the Securities Act of 1933.
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

101.	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and
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

SAUL CENTERS, INC. (Registrant)

Date: November 5, 2020	/s/ B. Francis Saul II
B. Francis Saul II Chairman, Chief Executive Officer and President

Date: November 5, 2020	/s/ Scott V. Schneider
Scott V. Schneider Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date: November 5, 2020	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)