Form 10-K
period 2020-12-31
SAUL CENTERS, INC.
filed 2021-02-25
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol:	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	BFS	New York Stock Exchange
Depositary Shares each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock, Par Value $0.01 Per Share	BFS/PRD	New York Stock Exchange
Depositary Shares each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock, Par Value $0.01 Per Share	BFS/PRE	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the
Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of February 18, 2021 was 23.5 million.
At June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $419.8 million based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.

DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
As of December 31, 2020, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

Organizational Structure
The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries. The following diagram depicts the Company’s organizational structure and beneficial ownership of the common and preferred stock of Saul Centers calculated pursuant to Rule 13d-3 of the Exchange Act as of December 31, 2020.

(1)The Saul Organization’s ownership percentage in Saul Centers reported above does not include units of limited partnership interest of the Operating Partnership held by the Saul Organization. In general, most units are convertible into shares of the Company’s common stock on a one-for-one basis. However, not all of the units may be convertible into the Company’s common stock because (i) the articles of incorporation limit beneficial and constructive ownership (defined by reference to various Code provisions) to 39.9% in value of the Company’s issued and outstanding common and preferred equity securities, which comprise the ownership limit and (ii) the convertibility of some of the outstanding units is subject to approval of the Company’s stockholders.
Management of the Current Portfolio Properties
The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 60 full-time equivalent employees at its headquarters office and 50 full-time employees and 9 part-time employees at its properties and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.
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
The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, generally anchor stores such as supermarkets, drug stores and fitness centers, as evidenced by the March 2020 addition of a 69,000 square foot Giant Food at Seven Corners, the June 2020 addition of a 36,000 square foot LA Fitness at Broadlands Village and the August 2020 addition of a 54,000 square foot 99 Ranch grocery store at Shops at Fairfax. The Company has seven new pad site tenants, including three at our newly developed Ashbrook Marketplace shopping center, that began paying rent in 2020. Annualized rent from these seven pad sites totals approximately $1.1 million. Additionally, the Company has executed leases or leases are under negotiation for 10 more pad sites, tenants at five of which are expected to begin paying rent in 2021. The annualized rent from these 10 pad sites totals approximately $1.6 million.
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
Capital Policies
The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2020.
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
Human Capital
As of December 31, 2020, the Company had approximately 60 full-time equivalent corporate employees and 50 full-time employees and nine part-time employees at its properties. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
The Company is committed to equal employment opportunities and does not discriminate against any person based on race, color, religion, gender, national origin, age, disability, sexual orientation or gender preference. The Company encourages employee wellness in every aspect of life, including physical fitness, mental well-being and social connectedness. We annually hold several in-house training programs that focus on communication, self-awareness, delegation, feedback, accountability, team dynamics and other skills that provide our employees with personal growth opportunities. We support the continuing education of our employees through (a) reimbursement of the cost of seeking undergraduate and graduate degrees at colleges and universities and (b) reimbursement of costs related to seminars, conferences and workshops. We recently launched a program that we call LEAD that enhances our other training and education programs by providing our talented employees with the tools necessary to effectively lead and manage. We manage an internship program to support the development of future real estate professionals.
Government Regulation Affecting Our Properties
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
See "Item 1A. Risk Factors — Risk Factors Related to our REIT Status and Other Laws and Regulations" for further discussion of potential material effects of our compliance with government regulations, including environmental regulations and the rules governing REITS.

Recent Developments
The Company completed construction of The Waycroft, a project with 491 apartment units and 60,000 square feet of retail space on 2.8 acres of land located on North Glebe Road in Arlington, Virginia, and apartment occupancy commenced in April 2020. The total cost of the project, including acquisition of land, is expected to be approximately $279.0 million. A portion of the cost is being financed with a $157.0 million construction-to-permanent loan. Including approximately $19.1 million of capitalized interest and costs of $1.5 million which are accrued and unpaid, costs incurred through December 31, 2020 total approximately $277.3 million, of which $146.1 million has been financed by the loan. Leases have been executed for a 41,500 square foot Target and 12,600 square feet of retail shop space, resulting in approximately 90% of the planned retail space being leased. Target began operating in August 2020 and 2,400 square feet of retail space became operational during the third quarter of 2020. Applications have been received for 431 residential leases, totaling approximately 88% of the available units, with 380 units occupied as of February 23, 2021.
Albertson's/Safeway is currently a tenant at seven of the Company's shopping centers, two locations of which are subleased to other grocers. In February 2017, the Company terminated the lease with Albertson's/Safeway at Broadlands Village. The Company executed a lease with Aldi Food Market for 20,000 square feet of this space, which opened in November 2017, and has executed a lease with LA Fitness for substantially all of the remaining space, which opened for business in June 2020.
In the fourth quarter of 2018, the Company substantially completed construction of a 16,000 square foot small shop expansion at Burtonsville Town Square and construction of interior improvements for the final two tenants is nearing completion. Delivery of the first leased tenant spaces occurred in late 2018, and tenant openings began in the first quarter of 2019. The total development cost was $5.7 million. Leases have been executed for all of the space. In addition, Taco Bell leased a pad site within the property, constructed a free-standing building, and began operations in August 2020.
In May 2018, the Company acquired from the Saul Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company has substantially completed construction of Ashbrook Marketplace, an approximately 86,000 square foot neighborhood shopping center. A 29,000 square foot Lidl grocery store opened in November 2019, and the shopping center is 100% leased. The first small shop opened for business in April 2020, and all tenants, except one 3,231 square foot shop tenant and the free standing and under construction Bourbon restaurant, were open and paying rent as of February 23, 2021. The Company may be obligated to issue additional limited partnership units to the Saul Trust in the second quarter of 2021. As of December 31, 2020, the Company estimates this obligation to range in value from $3.3 million to $3.6 million, based on projected net operating income of Ashbrook Marketplace for the 12 months ending May 31, 2021.
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue, in Bethesda, Maryland. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The purchase price was funded through the Company's revolving credit facility. The Company has completed development plans for the combined property, known as Hampden House (formerly 7316 Wisconsin Avenue), for the development of up to 366 apartment units and 10,300 square feet of retail space. In June 2020, the Montgomery County Planning Commission unanimously approved the Company's amended site plan. Design and construction documents are being prepared. Approval from the Washington Metropolitan Area Transit Authority was received in 2020 and the approval from Maryland Transit Administration is in process and is expected to be received by the fourth quarter of 2021. Effective September 1, 2019, the asset was removed from service and transferred to construction in progress. The Company has completed interior demolition in preparation for future development. The timing of construction will depend on issuance of final building permits and market conditions.

On November 5, 2019, the Company entered into an agreement (the "Contribution Agreement") to acquire from the Saul Trust, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland (the “Contributed Property”). In exchange for the Contributed Property, the Company will issue to the Saul Trust 1,416,071 limited partnership units. In connection with the contribution, the Company is obligated to reimburse the Saul Trust for certain pre-development and carrying costs incurred by the Saul Trust subsequent to the date of the Contribution Agreement, which total approximately $6.1 million as of December 31, 2020. Deed to the Contributed Property and the units were placed in escrow until certain conditions of the Contribution Agreement are satisfied.
The Company, as contract purchaser, received unanimous approval of the project plan from the City of Rockville in June 2019 and unanimous approval of the site plan for Phase I of the Twinbrook Quarter development in August 2020. A single petitioner has appealed the approved site plan to the Circuit Court for Montgomery County, Maryland and that appeal is ongoing. The approved site plan provides for development up to a 92,000 square foot grocery store, for which a lease has been executed with Wegmans for 80,000 square feet, 29,000 square feet of retail shop space, 460 residential units and 270,000 square feet of office space. The phasing of these improvements and the timing of construction will depend on removal of contingencies, favorable resolution of the site plan appeal, building permit approval and market conditions.
Together with the adjacent 13.1 acre site already owned by the Company, the development potential of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

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
Risk Factors Related to our Real Estate Investments and Operations
The current outbreak of the novel coronavirus (“COVID-19”), or the future outbreak or pandemic of any other highly infectious or contagious diseases, could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations, cash flows and the market value and trading price of our securities.

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
•declines in or instability of the economy or financial markets that may result in a recession or negatively impact consumer discretionary spending, which could adversely affect retailers and consumers;
•reduction of economic activity that severely impacts our tenants' business operations, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, to default on their lease, or to otherwise seek modifications of such obligations;
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

The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. For example, as of December 31, 2020, approximately 20% of base rent is generated from tenants in lines of trade that have been significantly impacted by mandated temporary closures or other social-distancing guidelines issued by federal, state and local governments including:
•Beauty services and dry cleaners (6%),
•Apparel and footwear (4%),
•Full service restaurants (3%),
•Health and fitness (3%),
•Specialty retail (3%), and
•Other (1%)

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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 5.4% of our total revenue for the year ended December 31, 2020. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.

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
The ground-up development of improvements on real property, which is different from the renovation and redevelopment of existing improvements, presents substantial risks. In addition to the risks associated with real estate investment in general as described elsewhere, the risks associated with our remaining development activities include:
•significant time lag between commencement and completion subjects us to greater risks due to fluctuation in the general economy;
•failure or inability to obtain construction or permanent financing on favorable terms;
•expenditure of money and time on projects that may never be completed;
•inability to achieve projected rental rates or anticipated pace of lease-up;
•higher-than-estimated construction costs, including labor and material costs; and
•possible delay in completion of the project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, or acts of God (such as fires, earthquakes or floods).
Developments, redevelopments and acquisitions may fail to perform as expected.
Our investment strategy includes the redevelopment and acquisition of community and neighborhood shopping centers that are anchored by supermarkets, drugstores or high volume, value-oriented retailers that provide consumer necessities. The redevelopment and acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:
•our estimate of the costs to improve, reposition or redevelop a property may prove to be too low, and, as a result, the property may fail to achieve the returns we have projected, either temporarily or for a longer time;
•we may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify;
•we may not be able to integrate new developments or acquisitions into our existing operations successfully;
•properties we redevelop or acquire may fail to achieve the occupancy or rental rates we project at the time we make the decision to invest, which may result in the properties’ failure to achieve the returns we projected;
•our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs until after the property is acquired, which could significantly increase our total acquisition costs; and
•our investigation of a property or building prior to our acquisition, and any representations we may receive from the seller, may fail to reveal various liabilities, which could reduce the cash flow from the property or increase our acquisition cost.
Our performance and value are subject to general risks associated with the real estate industry.
Our economic performance and the value of our real estate assets, and, consequently, the value of our investments, are subject to the risk that if our properties do not generate revenue sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our stockholders will be adversely affected. As a real estate company, we are susceptible to the following real estate industry risks:
•economic downturns in the areas where our properties are located;
•adverse changes in local real estate market conditions, such as oversupply or reduction in demand;
•changes in tenant preferences that reduce the attractiveness of our properties to tenants;

•zoning or regulatory restrictions;
•decreases in market rental rates;
•weather conditions that may increase energy costs and other operating expenses;
•costs associated with the need to periodically repair, renovate and re-lease space; and
•increases in the cost of adequate maintenance, insurance and other operating costs, including real estate taxes, associated with one or more properties, which may occur even when circumstances such as market factors and competition cause a reduction in revenue from one or more properties, although real estate taxes typically do not increase upon a reduction in such revenue.
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
Our results of operations may be negatively affected by adverse trends in the retail and office real estate sectors.
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
Numerous commercial developers and real estate companies compete with us in seeking tenants for properties and properties for acquisition. This competition may:
•reduce properties available for acquisition;
•increase the cost of properties available for acquisition;
•reduce rents payable to us;
•interfere with our ability to attract and retain tenants;

•lead to increased vacancy rates at our properties; and
•adversely affect our ability to minimize expenses of operation.
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

Risk Factors Related to our Funding Strategies and Capital Structure

We have substantial relationships with members of the Saul Organization whose interests could conflict with the interests of other stockholders.
Influence of Officers, Directors and Significant Stockholders.
Three of our executive officers, Mr. B. F. Saul II, our Executive Vice President of Real Estate, D. Todd Pearson, and our Executive Vice President-Chief Legal and Administrative Officer, Christine Nicolaides Kearns, are members of the Saul Organization, and persons associated with the Saul Organization constitute five of the eleven members of our Board of Directors. In addition, as of December 31, 2020, Mr. B. F. Saul II had the potential to exercise control over 10,362,090 shares of our common stock representing 44.4% of our issued and outstanding shares of common stock. Mr. B. F. Saul II also beneficially owned, as of December 31, 2020, 7,938,495 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2020, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 35.8% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2020, approximately 1,947,000 of the 7,938,495 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. B. F. Saul II and members of the Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.
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
On November 5, 2019, the Company entered into a Contribution Agreement to acquire the Contributed Property from the Saul Trust. In exchange for the Contributed Property, the Company will issue to the Saul Trust 1,416,071 limited partnership units. In connection with the contribution, the Company is obligated to reimburse the Saul Trust for certain pre-development and carrying costs incurred by the Saul Trust subsequent to the date of the Contribution Agreement, which total approximately $6.1 million as of December 31, 2020. Deed to the Contributed Property and the units were placed in escrow until certain conditions of the Contribution Agreement are satisfied.
Shared Services.
We share with the Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2020, are charges totaling $7.4 million, net, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by the Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and the Saul Organization, we have not obtained a third party appraisal of the value of these services.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $427,700 for the year ended December 31, 2020.
Related Party Rents.
We sublease space for our corporate headquarters from a member of the Saul Organization, the building of which is owned by another member of the Saul Organization. The lease commenced in March 2002 and expires in February 2022. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2020 was $799,300. Although the Company believes that this lease has terms comparable to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.

Conflicts Based on Individual Tax Considerations.
The tax basis of members of the Saul Organization in our portfolio properties which were contributed to certain partnerships at the time of our initial public offering in 1993 was substantially less than the fair market value thereof at the time of their contribution. In the event of our disposition of such properties, a disproportionately large share of the gain for federal income tax purposes would be allocated to members of the Saul Organization. In addition, future reductions of the level of our debt, or future releases of the guarantees or indemnities with respect thereto by members of the Saul Organization, would cause members of the Saul Organization to be considered, for federal income tax purposes, to have received constructive distributions. Depending on the overall level of debt and other factors, these distributions could be in excess of the Saul Organization’s basis in their Partnership units, in which case such excess constructive distributions would be taxable.
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
As of December 31, 2020, we had approximately $1.2 billion of debt outstanding, $980.8 million of which was long-term fixed-rate debt secured by 35 of our properties and $179.5 million of which was variable-rate debt due under our credit facility.
We currently have a general policy of limiting our borrowings to 50% of asset value, i.e., the value of our portfolio, as determined by our Board of Directors by reference to the aggregate annualized cash flow from our portfolio. Our organizational documents contain no limitation on the amount or percentage of indebtedness which we may incur. Therefore, the Board of Directors could alter or eliminate the current limitation on borrowing at any time. If our debt capitalization policy were changed, we could increase our leverage, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected distributions to stockholders, and in an increased risk of default on our obligations.
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
The amount of our debt outstanding from time to time could have important consequences to our stockholders. For example, it could:
•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, property acquisitions and other appropriate business opportunities that may arise in the future;
•limit our ability to obtain any additional financing we may need in the future for working capital, debt refinancing, capital expenditures, acquisitions, development or other general corporate purposes;
•make it difficult to satisfy our debt service requirements;
•limit our ability to make distributions on our outstanding common and preferred stock;

•require us to dedicate increased amounts of our cash flow from operations to payments on our variable rate, unhedged debt if interest rates rise;
•limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms; and
•limit our ability to obtain any additional financing we may need in the future for working capital, debt refinancing, capital expenditures, acquisitions, development or other general corporate purposes.
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
Our secured debt generally contains customary covenants, including, among others, provisions:
•relating to the maintenance of the property securing the debt;
•restricting our ability to assign or further encumber the properties securing the debt; and
•restricting our ability to enter into certain new leases or to amend or modify certain existing leases without obtaining consent of the lenders.
Our unsecured debt generally contains various restrictive covenants. The covenants in our unsecured debt include, among others, provisions restricting our ability to:
•incur additional unsecured debt;
•guarantee additional debt;
•make certain distributions, investments and other restricted payments, including distribution payments on our outstanding stock;
•create certain liens;
•increase our overall secured and unsecured borrowing beyond certain levels; and
•consolidate, merge or sell all or substantially all of our assets.
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
As of December 31, 2020, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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
LIBOR is used as a reference rate for our revolving credit facility, certain mortgage payables, and in our interest rate swap arrangements. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, the ICE Benchmark Administration announced its plan to extend the date that most U.S. LIBOR values would cease being computed and published from December 31, 2021 to June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. At this time, we cannot predict the effect of any discontinuance, modification or other reforms to LIBOR or whether SOFR or another alternative reference rate will attain market traction as a LIBOR replacement. As LIBOR is phased out, we will need to agree upon a benchmark replacement index with the bank, and as such the interest rate on our revolving credit facility and certain mortgage payables may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.
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

Risk Factors Related to our REIT Status and Other Laws and Regulations
Environmental laws and regulations could reduce the value or profitability of our properties.
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
We believe that we are organized and qualified as a REIT, and currently intend to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes under the Code. However, the IRS could successfully assert that we are not qualified as such. In addition, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions. The complexity of these provisions and of the applicable income tax regulations that have been issued under the Code by the United States Department of Treasury is greater in the case of a REIT that holds its assets in partnership form. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying rents and other income. Satisfying this requirement could be difficult, for example, if defaults by tenants were to reduce the amount of income from qualifying rents. Also, we must make annual distributions to stockholders of at least 90% of our net taxable income (excluding capital gains). In addition, new legislation, new regulations, new administrative interpretations or new court decisions may significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to qualify as a REIT:
•we would not be allowed a deduction for dividend distributions to stockholders in computing taxable income;

•we would be subject to federal income tax at regular corporate rates;
•unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified;
•we could be required to pay significant income taxes, which would substantially reduce the funds available for investment and for distribution to our stockholders for each year in which we failed to qualify; and
•we would no longer be required by law to make any distributions to our stockholders.
We believe that the Operating Partnership is treated as a partnership, and not as a corporation, for federal income tax purposes. If the IRS were to challenge successfully the status of the Operating Partnership as a partnership for federal income tax purposes:
•the Operating Partnership would be taxed as a corporation;
•we would cease to qualify as a REIT for federal income tax purposes; and
•the amount of cash available for distribution to our stockholders would be substantially reduced.
We may be required to incur additional debt to qualify as a REIT.
As a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. We are subject to income tax on amounts of undistributed REIT taxable income and net capital gain. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years. We intend to make distributions to stockholders to comply with the Code’s distribution provisions and to avoid federal income and excise tax. We may need to borrow funds to meet our distribution requirements because:
•our income may not be matched by our related expenses at the time the income is considered received for purposes of determining taxable income; and
•non-deductible capital expenditures or debt service requirements may reduce available cash but not taxable income.
In these circumstances, we might have to borrow funds on unfavorable terms and even if our management believes the market conditions make borrowing financially unattractive.
Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a material adverse effect on us and our investors.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the Internal Revenue Service (“IRS”) and the U.S. Department of the Treasury (“Treasury”). Changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect us and our investors. In particular, additional technical corrections legislation and implementing regulations may be enacted or promulgated in response to the Tax Cuts and Jobs Act of 2017 (the “Act”), and substantive legislative changes to the Act are also possible. In response to the COVID-19 pandemic, multiple pieces of legislation have already been enacted, including the 2020 CARES Act, and there have also been significant issuances of regulatory and other guidance, and further legislative enactments and other IRS or Treasury action is possible. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Accordingly, such new legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to us and our investors of such qualification.
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
As of December 31, 2020, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 35.8% in value of all our issued and outstanding equity securities. In addition, members of the Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.
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

General Risk Factors
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

Potential consequences of a prolonged deterioration of economic and other market conditions include:
•the financial condition of our tenants, many of which operate in the retail industry, may be adversely affected, which may result in tenant defaults under their leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;
•the ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from acquisition and development activities and increase our future interest expense;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices and may reduce the ability to refinance loans; and
•one or more lenders under our credit facility could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.
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
Our ability to continue to pay dividends on our common stock at historical rates or to increase our common stock dividend rate will depend on a number of factors, including, among others, the following:
•our financial condition and results of future operations;
•the performance of lease terms by tenants;
•the terms of our loan covenants; and
•our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.
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
Certain provisions contained in our articles of incorporation and bylaws and the Maryland General Corporation Law may discourage a third party from making a tender offer or acquisition proposal to us. If this were to happen, it could delay, deter or prevent a change in control or the removal of existing management. These provisions also may delay or prevent the stockholders from receiving a premium for their stock over then-prevailing market prices. These provisions include:
•the REIT ownership limit described above;
•authorization of the issuance of our preferred stock with powers, preferences or rights to be determined by the Board of Directors;
•a staggered, fixed-size Board of Directors consisting of three classes of directors;

•special meetings of our stockholders may be called only by the Chairman of the Board, the president, by a majority of the directors or by stockholders possessing no less than 25% of all the votes entitled to be cast at the meeting;
•the Board of Directors, without a stockholder vote, can classify or reclassify unissued shares of preferred stock;
•a member of the Board of Directors may be removed only for cause upon the affirmative vote of 75% of the Board of Directors or 75% of the then-outstanding capital stock;
•advance notice requirements for proposals to be presented at stockholder meetings; and
•the terms of our articles of incorporation regarding business combinations and control share acquisitions.
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
Item 1B. Unresolved Staff Comments
We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2020 that remain unresolved.

Item 2. Properties
Overview
As of December 31, 2020, the Company is the owner, developer and operator of a real estate portfolio composed of 57 operating properties, totaling approximately 9.8 million square feet of gross leasable area (“GLA”), and three development parcels. The properties are located primarily in the Washington, D.C./Baltimore, Maryland metropolitan area. The operating property portfolio is composed of 50 neighborhood and community Shopping Centers, and seven predominantly Mixed-Use Properties totaling approximately 7.9 million and 1.9 million square feet of GLA, respectively. No single property accounted for more than 6% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants and offer primarily day-to-day necessities and services. Thirty-three of the Shopping Centers were anchored by a grocery store. One tenant, Giant Food (5.4%), a tenant at 11 Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2020.
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
In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2020 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 15,700 and 97,600, respectively. The 2020 average household income within a one- and three-mile radius of the Shopping Centers is approximately $130,400 and $134,200, respectively, compared to a national average of $90,100. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.
The Shopping Center properties range in size from approximately 19,000 to 573,500 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 157,500 square feet.
Lease Expirations of Shopping Center Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers that the Company owned as of December 31, 2020, for each of the next ten years beginning with 2021, assuming that none of the tenants exercise renewal options and excluding an aggregate of 548,872 square feet of unleased space, which represented 7.0% of the GLA of the Shopping Centers as of December 31, 2020.

Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2021	758,419	sf	9.6%	$14,010,003	10.6%	$18.47
2022	1,051,228		13.3%	19,672,540	14.8%	18.71
2023	1,083,634		13.8%	19,939,149	15.0%	18.40
2024	955,123		12.1%	18,830,820	14.2%	19.72
2025	961,415		12.2%	17,909,883	13.5%	18.63
2026	486,822		6.2%	9,050,597	6.8%	18.59
2027	220,595		2.8%	5,607,017	4.2%	25.42
2028	475,975		6.0%	4,001,604	3.0%	8.41
2029	564,315		7.2%	8,683,939	6.6%	15.39
2030	111,268		1.4%	2,434,264	1.9%	21.88
Thereafter	659,026		8.4%	12,475,719	9.4%	18.93
Total	7,327,820	sf	93.0%	$132,615,535	100.0%	18.10

(1)Calculated using annualized contractual base rent payable as of December 31, 2020 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
The Mixed-Use Properties
All of the Mixed-Use Properties are located in the Washington, D.C. metropolitan area and contain an aggregate GLA of approximately 1.9 million square feet, comprised of 1.0 million and 0.1 million square feet of office and retail space, respectively, and 1,006 apartments. The Mixed-Use Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. Accordingly, management believes that the Washington, D.C. area Mixed-Use Properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, D.C. market and do not compete with one another.

Lease Expirations of Mixed-Use Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2020, for each of the next ten years beginning with 2021, assuming that none of the tenants exercise renewal options and excluding an aggregate of 131,493 square feet of unleased office and retail space, which represented 11.6% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2020.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2021	130,831	sf	11.5%	$5,503,430	15.0%	$42.07
2022	113,991		10.0%	4,573,633	12.5%	40.12
2023	65,421		5.7%	1,748,240	4.8%	26.72
2024	115,614		10.2%	6,468,856	17.7%	55.95
2025	56,242		4.9%	1,968,956	5.4%	35.01
2026	41,601		3.7%	2,166,218	5.9%	52.07
2027	62,314		5.5%	1,489,816	4.1%	23.91
2028	35,105		3.1%	897,846	2.4%	25.58
2029	47,644		4.2%	839,710	2.3%	17.62
2030	23,161		2.0%	1,203,573	3.3%	51.97
Thereafter	313,520		27.6%	9,715,647	26.6%	30.99
Total	1,005,444	sf	88.4%	$36,575,925	100.0%	36.38

(1)Calculated using annualized contractual base rent payable as of December 31, 2020, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
As of December 31, 2020, the Company had 807 apartment leases, 659 of which will expire in 2021 and 148 of which will expire in 2022. Annual base rent due under these leases is $16.8 million and $2.3 million for the years ending December 31, 2021 and 2022, respectively.

Current Portfolio Properties
The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2020	2019	2018	2017	2016	Anchor / Significant Tenants
Shopping Centers
Ashbrook Marketplace	Ashburn, VA	85,572	2018 (2019)	13.7	100%	92%	N/A	N/A	N/A	Lidl, Planet Fitness, Starbucks, Dunkin Donuts, Valvoline, Cafe Rio, McAlisters Deli
Ashburn Village	Ashburn, VA	221,596	1994-2006	26.4	95%	97%	97%	94%	91%	Giant Food, Hallmark, McDonald's, Burger King, Dunkin Donuts, Kinder Care, Blue Ridge Grill
Ashland Square Phase I	Dumfries, VA	23,120	2007	2.0	100%	100%	100%	100%	100%	Capital One Bank, CVS Pharmacy, The All American Steakhouse
Beacon Center	Alexandria, VA	359,671	1972 (1993/99/07)	32.3	100%	100%	100%	100%	100%	Lowe's Home Improvement Center, Giant Food, Home Goods, Outback Steakhouse, Marshalls, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave's, Chipotle, Capital One Bank
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	100%	100%	100%	BJ's Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,365	2004	12.7	89%	99%	96%	95%	95%	Publix, Wells Fargo, Palm Beach Fitness
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	97%	100%	100%	100%	100%	Panera Bread, Party City, Petco, Capital One Bank
Briggs Chaney MarketPlace	Silver Spring, MD	194,258	2004	18.2	97%	96%	92%	100%	98%	Global Food, Ross Dress For Less, Advance Auto Parts, McDonald's, Dunkin Donuts, Enterprise Rent-A-Car, Dollar Tree, Dollar General, Salon Plaza
Broadlands Village	Ashburn, VA	174,438	2003 (2004/06)	24.0	90%	98%	98%	77%	100%	Aldi Grocery, The All American Steakhouse, Bonefish Grill, Dollar Tree, Starbucks, Minnieland Day Care, Capital One Bank, LA Fitness
Burtonsville Town Square	Burtonsville, MD	139,928	2017	26.3	100%	98%	100%	100%	N/A	Giant Food, Petco, Starbucks, Greene Turtle, Capital One Bank, CVS Pharmacy, Roy Rogers, Mr. Tire, Taco Bell
Countryside Marketplace	Sterling, VA	138,804	2004	16.0	92%	95%	96%	94%	94%	Safeway, CVS Pharmacy, Starbucks, McDonald's, 7-Eleven
Cranberry Square	Westminster, MD	141,450	2011	18.9	87%	96%	97%	100%	100%	Giant Food, Giant Gas Station, Staples, Party City, Wendy's
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	92%	94%	96%	87%	92%	Publix, Subway, Orange Theory, Anytime Fitness
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	100%	100%	100%	Chase Bank, Bank of America
French Market	Oklahoma City, OK	246,148	1974 (1984/98)	13.8	78%	97%	96%	97%	98%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Petco, The Tile Shop, Lakeshore Learning Center, Dollar Tree, Verizon, Raising Cane's
Germantown	Germantown, MD	18,982	1992	2.7	100%	100%	100%	100%	100%	CVS Pharmacy, Jiffy Lube
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	98%	97%	96%	96%	97%	Safeway, The All American Steakhouse, Panera Bread, Five Guys, Chipotle
Great Falls Center	Great Falls, VA	91,666	2008	11.0	100%	98%	100%	100%	98%	Safeway, CVS Pharmacy, Trustar Bank, Starbucks, Subway, Long & Foster
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	100%	100%	100%	Mega Mart, Starbucks, Chuck E. Cheese's, Sardi's Chicken, Capital One Bank, Kool Smiles, Wells Fargo

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2020	2019	2018	2017	2016	Anchor / Significant Tenants
Shopping Centers (Continued)
Hunt Club Corners	Apopka, FL	107,103	2006	13.9	100%	100%	97%	93%	97%	Publix, Pet Supermarket, Boost Mobile
Jamestown Place	Altamonte Springs, FL	96,201	2005	10.9	100%	100%	100%	93%	95%	Publix, Carrabas Italian Grill, Orlando Health
Kentlands Square I	Gaithersburg, MD	116,731	2002	11.5	100%	100%	98%	98%	98%	Lowe's Home Improvement Center, Chipotle, Starbucks
Kentlands Square II and Kentlands Pad	Gaithersburg, MD	253,052	2011	23.4	97%	99%	99%	57%	100%	Giant Food, At Home, Party City, Panera Bread, Not Your Average Joe's, Hallmark, Chick-Fil-A, Coal Fire Pizza, Cava Mezza Grill
Kentlands Place	Gaithersburg, MD	40,697	2005	3.4	75%	93%	93%	93%	100%	Bonefish Grill
Lansdowne Town Center	Leesburg, VA	196,817	2006	23.4	91%	90%	96%	93%	88%	Harris Teeter, CVS Pharmacy, Panera Bread, Starbucks, Capital One Bank, Ford's Oyster House, Fusion Learning, Chick-Fil-A
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	93%	90%	100%	95%	95%	CVS Pharmacy, Party Depot, FedEx Office, Capital One Bank, Five Guys
Lumberton Plaza	Lumberton, NJ	192,718	1975 (1992/96)	23.3	68%	68%	70%	84%	91%	Aldi, Rite Aid, Family Dollar, Retro Fitness, Big Lots, Pet Valu, Burger King
Metro Pike Center	Rockville, MD	67,488	2010	4.6	83%	65%	69%	67%	69%	McDonald's, Dunkin Donuts, 7-Eleven, Palm Beach Tan, Mattress Warehouse, Salvation Army
Shops at Monocacy	Frederick, MD	111,166	2004	13.0	100%	99%	99%	99%	100%	Giant Food, Panera Bread, Five Guys, California Tortilla, Firehouse Subs, Comcast
Northrock	Warrenton, VA	100,032	2009	15.4	99%	100%	100%	99%	99%	Harris Teeter, Longhorn Steakhouse, Ledo's Pizza, Capital One Bank, Novant Health
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	92%	96%	96%	99%	97%	Safeway, Advance Auto Parts, Dollar Tree, McDonald's, Wendy's, Ledo's Pizza
Olney	Olney, MD	53,765	1975 (1990)	3.7	93%	93%	94%	92%	90%	Walgreens, Olney Grille, Ledo's Pizza, Popeye's, Sardi's Fusion
Orchard Park	Dunwoody, GA	87,365	2007	10.5	99%	99%	100%	98%	97%	Kroger, Subway, Jett Ferry Dental
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	100%	100%	100%	94%	100%	Publix, Duffy's Sports Grill, Toojay's Deli, The Tile Shop, Rockler Tools, Humana Health, Sola Salons
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	97%	97%	92%	100%	100%	Giant Food, Dominos, Bank of America
11503 Rockville Pike/5541 Nicholson Lane	Rockville, MD	40,249	2010 / 2012	3.0	61%	61%	61%	61%	63%	Dr. Boyd's Pet Resort, Metropolitan Emergency Animal Clinic
1500/1580/1582/ 1584 Rockville Pike	Rockville, MD	110,128	2012/2014	10.3	96%	97%	93%	96%	87%	Party City, CVS Pharmacy, Danker Furniture
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	96%	99%	99%	98%	98%	Publix, Earth Origins Health Food, Petco, Planet Fitness, Vision Works
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	100%	100%	100%	100%	94%	Resort Quest, Armand's Pizza, Candy Kitchen, Summer Salts, Fin's Alehouse
Seven Corners	Falls Church, VA	573,481	1973 (1994-7/07)	31.6	99%	99%	100%	100%	100%	The Home Depot, Giant Food, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, Off-Broadway Shoes, JoAnn Fabrics, Starbucks, Dogfish Head Ale House, Red Robin Gourmet Burgers, Chipotle, Wendy's, Burlington Coat Factory, Mattress Warehouse,
										J. P. Morgan Chase, Five Below

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2020	2019	2018	2017	2016	Anchor / Significant Tenants
Shopping Centers (Continued)
Severna Park Marketplace	Severna Park, MD		254,011	2011	20.6	89%	100%	100%	100%	98%	Giant Food, Kohl's, Office Depot, Goodyear, Chipotle, McDonald's, Five Guys, Unleashed (Petco), Jersey Mike's, Bath & Body Works, Wells Fargo. MOD Pizza
Shops at Fairfax	Fairfax, VA		68,762	1975 (1993/99)	6.7	97%	98%	100%	97%	97%	99 Ranch
Smallwood Village Center	Waldorf, MD		173,341	2006	25.1	75%	77%	79%	83%	80%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD		485,628	1972 (1986)	39.8	94%	97%	100%	99%	98%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot, The Tile Shop, Mercy Health Care, Massage Envy, Potbelly, Capital One Bank, Chipotle, Banfield Pet Hospital, Glory Days Grill, Bank of America
Southside Plaza	Richmond, VA		371,761	1972	32.8	96%	92%	89%	91%	91%	Super Fresh, Citi Trends, City of Richmond, McDonald's, Burger King, Kool Smiles, Crafty Crab, Roses
South Dekalb Plaza	Atlanta, GA		163,418	1976	14.6	87%	87%	93%	89%	88%	Big Lots, Emory Clinic, Roses, Deal $, Humana Oak Street Health
Thruway	Winston-Salem, NC		365,816	1972 (1997)	31.5	80%	95%	96%	95%	98%	Harris Teeter, Trader Joe's, Stein Mart, Talbots, Hanes Brands, Jos. A. Bank, Chico's, Loft, FedEx Office, Plow & Hearth, New Balance, Aveda Salon, Carter's Kids, McDonald's, Chick-Fil-A, Wells Fargo Bank, Francesca's Collections, Great Outdoor Provision Company, White House / Black Market, Soma, J. Crew, Chop't, Lululemon, Orange Theory, Athleta
Village Center	Centreville, VA		145,651	1990	17.2	88%	98%	98%	98%	95%	Giant Food, Starbucks, McDonald's, Pet Supplies Plus, Bikram Yoga, Capital One Bank, Truist Bank
Westview Village	Frederick, MD		101,058	2009	11.6	92%	97%	99%	95%	100%	Silver Diner, Sleepy's, Music & Arts, Firehouse Subs, CiCi's Pizza, Café Rio, Five Guys, Regus, Krispy Kreme, Wendy's
White Oak	Silver Spring, MD		480,676	1972 (1993)	27.9	100%	100%	99%	100%	100%	Giant Food, Sears, Walgreens, Sarku Japan
Total Shopping Centers		(3)	7,876,692		766.9	93.0%	95.5%	96.0%	94.3%	96.1%

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2020		2019		2018		2017		2016		Anchor / Significant Tenants
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD		390,683	1981-2000	37.1	93%		91%		90%		88%		83%		General Services Administration, Gene Dx, Inc., American Type Culture Collection, Inc.
Clarendon Center-North Block	Arlington, VA		108,386	2010	0.6	83%		86%		100%		100%		99%		AT&T Mobility, Dunkin Donuts, Airlines Reporting Corporation
Clarendon Center-South Block	Arlington, VA		104,894	2010	1.3	88%		97%		97%		100%		100%		Trader Joe's, Circa, Burke & Herbert Bank, Bracket Room, South Block Blends, Keppler Speakers Bureau, ECG Management Co., Leadership Institute, Capital One Bank, Massage Envy
Clarendon Center Residential-South Block (244 units)			188,671	2010		95%		95%		100%		96%		97%
Park Van Ness-Residential (271 units)	Washington, DC		214,600	2016	1.4	95%		97%		97%		96%		73%
Park Van Ness-Retail	Washington, DC		8,847	2016		100%		100%		100%		100%		100%		Uptown Market, Sfoglina Pasta House
601 Pennsylvania Ave.	Washington, DC		227,651	1973 (1986)	1.0	90%		94%		98%		100%		98%		National Gallery of Art, American Assn. of Health Plans, Southern Company, Regus, Capital Grille
Washington Square	Alexandria, VA		236,376	1975 (2000)	2.0	80%		90%		91%		94%		89%		Academy of Managed Care Pharmacy, Cooper Carry, National PACE Association, Marketing General, Trader Joe's, FedEx Office, Talbots, Virginia ABC
The Waycroft-Residential (491 units)	Arlington, VA		404,709	2020	2.8	76%		N/A		N/A		N/A		N/A
The Waycroft-Retail	Arlington, VA		60,100	2020		90%		N/A		N/A		N/A		N/A		Target, Enterprise Rent-A-Car
Total Mixed Use Properties		(3)	1,944,917		46.2	88.4%	(2)	91.6%	(2)	93.6%	(2)	94.5%	(2)	91.0%	(2)
Total Portfolio		(3)	9,821,609		813.1	92.5%	(2)	95.0%	(2)	95.7%	(2)	94.3%	(2)	95.5%	(2)

Land and Development Parcels
Hampden House (formerly 7316 Wisconsin Ave)	Bethesda, MD			2018	0.6			Planned development of a mixed-use building with up to 366 apartment units and 10,300 square feet of retail space. Demolition of existing interior improvements is complete. A development timetable has not been determined.
Ashland Square Phase II	Manassas, VA			2004	17.3			Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
New Market	New Market, MD			2005	35.5			Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.
Total Development Properties					53.4

(1)Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments. Includes only operating properties owned as of December 31, 2020. As such, prior year totals do not agree to prior year tables.
(2)Total percentage leased is for commercial space only.
(3)Prior year leased percentages for Total Shopping Centers, Total Mixed-Use Properties and Total Portfolio have been recalculated to exclude the impact of properties sold or removed from service and, therefore, the percentages reported in this table may be different than the percentages previously reported.

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
Holders
The approximate number of holders of record of the common stock was 126 as of February 18, 2021. Many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends and Distributions
Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed more than the required amount in 2020 and 2019. See Notes to Consolidated Financial Statements, No. 13, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.
The Company’s estimate of cash flow available for distributions is believed to be based on reasonable assumptions and represents a reasonable basis for setting distributions. However, the actual results of operations of the Company will be affected by a variety of factors, including but not limited to actual rental revenue, operating expenses of the Company, interest expense, general economic conditions, federal, state and local taxes (if any), unanticipated capital expenditures, the adequacy of reserves and preferred dividends. While the Company intends to continue paying regular quarterly distributions, any future payments will be determined solely by the Board of Directors and will depend on a number of factors, including cash flow of the Company, its financial condition and capital requirements, the annual distribution amounts required to maintain its status as a REIT under the Code, and such other factors as the Board of Directors deems relevant. We are obligated to pay regular quarterly distributions to holders of preferred depositary shares, prior to distributions on the common stock.
Acquisition of Equity Securities by the Saul Organization
Through participation in the Company’s Dividend Reinvestment Plan, during the quarter ended December 31, 2020, (a) B. Francis Saul II, the Company’s Chairman of the Board, Chief Executive Officer, and President (b) his spouse, (c) the Saul Trust and B. F. Saul Company, for each of which Mr. B. F. Saul II serves as either President or Chairman, and (d) B. F. Saul Property Company, Avenel Executive Park Phase II, LLC, SHLP Unit Acquisition Corp. and Dearborn, LLC, which are wholly-owned subsidiaries of either B. F. Saul Company or the Saul Trust, acquired an aggregate of 102,525 shares of common stock and 23,370 limited partnership units at an average price of $24.13 per share/unit, in respect of the October 31, 2020 dividend distribution. Such limited partnership units were issued in reliance on Section 4(a)(2) of the Securities Act of 1933.
No shares were acquired pursuant to a publicly announced plan or program.
Performance Graph
Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Financial Times Stock Exchange Group National Association of Real Estate Investment Trust Equity Index (“FTSE NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on December 31, 2015.

Cumulative Total Return

$225
$200
$175
$150
$125
$100
$75
$50
Total Return Per $100 Invested
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Saul Centers, Inc.
S&P 500
Russell 2000
FTSE NAREIT Equity

	Period Ended
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Saul Centers, Inc. [1]	$100.00	$134.21	$128.54	$102.21	$118.90	$75.88
S&P 500 [2]	$100.00	$111.96	$136.40	$130.42	$170.97	$203.04
Russell 2000 [3]	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
FTSE NAREIT Equity [4]	$100.00	$108.52	$114.19	$108.91	$137.23	$126.35

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

SELECTED FINANCIAL DATA
	Years Ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Operating Data:
Total revenue	$225,207	$231,525	$227,219	$226,299	$215,524
Total expenses	(175,169)	(166,893)	(164,666)	(165,701)	(159,811)
Change in fair value of derivatives	—	(436)	(3)	70	(6)
Gains on sales of properties	278	—	509	—	1,013
Net income	50,316	64,196	63,059	60,668	56,720
Income attributable to noncontrolling interests	(9,934)	(12,473)	(12,505)	(12,411)	(11,441)
Net income attributable to Saul Centers, Inc.	40,382	51,723	50,554	48,257	45,279
Preferred stock dividends	(11,194)	(12,235)	(12,262)	(12,375)	(12,375)
Extinguishment of issuance costs upon redemption of preferred shares	—	(3,235)	(2,328)	—	—
Net income available to common stockholders	$29,188	$36,253	$35,964	$35,882	$32,904
Per Share Data (diluted):
Net income available to common stockholders	$1.25	$1.57	$1.60	$1.63	$1.52
Basic and Diluted Shares Outstanding:
Weighted average common shares - basic	23,356	23,009	22,383	21,901	21,505
Effect of dilutive options	1	44	42	107	110
Weighted average common shares - diluted	23,357	23,053	22,425	22,008	21,615
Weighted average convertible limited partnership units	7,910	7,860	7,731	7,503	7,375
Weighted average common shares and fully converted limited partnership units - diluted	31,267	30,913	30,156	29,511	28,990
Dividends Paid:
Cash dividends to common stockholders (1)	$49,383	$48,568	$46,306	$44,576	$39,472
Cash dividends per share	$2.12	$2.12	$2.08	$2.04	$1.84
Balance Sheet Data:
Real estate investments (net of accumulated depreciation)	$1,517,090	$1,518,123	$1,422,647	$1,315,034	$1,242,534
Total assets	1,645,572	1,618,340	1,527,489	1,422,452	1,343,025
Total debt, including accrued interest	1,154,540	1,094,715	1,025,255	962,162	903,709
Preferred stock	185,000	185,000	180,000	180,000	180,000
Total equity	427,533	443,356	425,220	393,103	373,249

SELECTED FINANCIAL DATA
	Years Ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Other Data
Cash flow provided by (used in):
Operating activities	$78,383	$115,383	$110,339	$103,450	$89,090
Investing activities	$(56,168)	$(135,663)	$(128,650)	$(113,306)	$(86,274)
Financing activities	$(9,264)	$19,607	$21,981	$12,442	$(4,497)
Funds from operations (2):
Net income	$50,316	$64,196	$63,059	$60,668	$56,720
Real property depreciation and amortization	51,126	46,333	45,861	45,694	44,417
Gains on sales of properties	(278)	—	(509)	—	(1,013)
Funds from operations	101,164	110,529	108,411	106,362	100,124
Preferred stock dividends	(11,194)	(12,235)	(12,262)	(12,375)	(12,375)
Extinguishment of issuance costs upon redemption of preferred shares	—	(3,235)	(2,328)	—	—
Funds from operations available to common stockholders and noncontrolling interests	$89,970	$95,059	$93,821	$93,987	$87,749
1)    During 2020, 2019, 2018, 2017, and 2016, shareholders reinvested $7.7 million, $22.5 million,
    $28.8 million, $15.8 million and $10.3 million, respectively, in newly issued common stock through the Company’s dividend reinvestment plan.
2)    Funds from operations (FFO) is a non-GAAP financial measure and is defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section discusses the Company’s results of operations for the past two years. Beginning on page 49, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 54, the Company discusses funds from operations, or FFO, which is a non-GAAP financial measure of performance of an equity REIT used by the REIT industry.
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
If the effects of COVID-19 result in continued deterioration of economic and market conditions, or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in 2021 or future periods. As of December 31, 2020, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges have been recorded. However, we have yet to see the long-term effects of COVID-19 and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether impairment charges are warranted.
While the Company’s grocery store, pharmacy, bank and home improvement store tenants generally remain open, restaurants are operating with limited indoor seating, supplemented with delivery and curbside pick-up, and most health, beauty supply and services, fitness centers, and other non-essential businesses are re-opening with limited customer capacity depending on location. As of February 23, 2021, payments by tenants of contractual base rent and operating expense and real estate tax recoveries totaled approximately 94%, and 92% for the fourth quarter of 2020 and January 2021, respectively. The Company is generally not charging late fees or delinquent interest on past due payments and, in many cases, rent deferral agreements have been negotiated to allow tenants temporary relief where needed. The deferral agreements, generally, permit tenants to defer 30 to 90 days of rent, operating expense and real estate tax recovery payments until a later time in their lease term with repayment typically occurring over a 12-month period generally commencing in 2021. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as governmental orders require non-essential businesses to remain at limited capacity or closed and residents to stay at home. We will continue to accrue rental revenue during the deferral period. However, we anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. Rent collections during the fourth quarter of 2020 and rent relief requests to-date may not be indicative of collections or requests in any future period.

The following is a summary of the Company's executed rent deferral agreements and repayment dates as of February 23, 2021.

(In thousands)
Original Rent Due By Quarter	Original Rent Amount	Repayment Year	Repayment Amount	Amount Due	Amount Collected	Collection Percentage
	(prior to deferral)		(after deferral)			(based on payments currently due)
2020 First Quarter	$66	2020	$331	$331	$280	85%
2020 Second Quarter	6,179	2021	5,698	895	691	77%
2020 Third Quarter	1,366	2022	1,435
2020 Fourth Quarter	266	2023	314
2021 First Quarter	60	2024	125
Total	$7,937	2025	18
		Thereafter	16
		Total	$7,937	$1,226	$971	79%
The following is a summary of the Company's consolidated total collections of the fourth quarter of 2020 and January 2021 rent billings, including minimum rent, operating expense recoveries, and real estate tax reimbursements as of February 23, 2021:
2020 fourth quarter
•94% of 2020 fourth quarter total billings has been paid by our tenants.
▪94% of retail
▪93% of office
▪100% of residential
▪Additionally, rent deferral agreements comprising approximately 0.5% of 2020 fourth quarter total billings have been executed. The executed deferrals typically cover three months of rent and are generally scheduled to be repaid during 2021 and 2022. As a condition to granted rent deferrals, we have sought, and in some cases received, extended lease terms, or waivers of certain adjacent use or common area restrictions.
▪Through February 23, 2021, no fourth quarter deferred rents have come due. Deferrals represent 9% of the total unpaid balance for the quarter.
January 2021
▪92% of January 2021 total billings has been paid by our tenants.
▪91% of retail
▪89% of office
▪99% of residential
▪Additionally, rent deferral agreements comprising approximately 0.2% of January 2021 total billings have been executed. The executed deferrals typically cover three months of rent and are generally scheduled to be repaid during 2021 and 2022. As a condition to granted rent deferrals, we have sought, and in some cases received, extended lease terms, or waivers of certain adjacent use or common area restrictions.
Although the Company is and will continue to be actively engaged in rent collection efforts related to uncollected rent, and the Company will continue to work with certain tenants who have requested rent deferrals, the Company can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. The Company strongly encouraged, and continues to encourage, small business tenants to apply for Paycheck Protection Program loans, as available, under the Coronavirus Aid, Relief, and Economic Security

(“CARES”) Act, and all subsequent support programs available from federal, state and local governments. The Company has information that many tenants applied for these loans and several tenants have communicated that loan proceeds are being received and have subsequently remitted rental payments.
As of January 31, 2021, the Company had $7.1 million of cash and cash equivalents and borrowing availability of approximately $220.3 million under its unsecured revolving credit facility.
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
The Company was able to transition all but a limited number of essential employees to remote work and has not experienced and does not anticipate any adverse impact on its ability to continue to operate its business. Transitioning to a largely remote workforce has not had any material adverse impact on the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. Currently, we have a limited number of employees coming into offices as needed. We also made temporary changes to reduce overhead expenses including executive officer salary reductions, which were restored effective October 1, 2020, a corporate hiring freeze, reduction of the Company retirement plan match percentage, which was restored effective January 1, 2021, and elimination of business travel and discretionary spending such as professional seminars.
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
The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, generally anchor stores such as supermarkets, drug stores and fitness centers, as evidenced by the March 2020 addition of a 69,000 square foot Giant Food at Seven Corners, the June 2020 addition of a 36,000 square foot LA Fitness at Broadlands Village and the August 2020 addition of a 54,000 square foot 99 Ranch grocery store at Shops at Fairfax. The Company has seven new pad site tenants, including three at our newly developed Ashbrook Marketplace shopping center, that began paying rent in 2020. Annualized rent from these seven pad sites totals approximately $1.1 million. Additionally, the Company has executed leases or leases are under negotiation for 10 more pad sites, tenants at five of which are expected to begin paying rent in 2021. The annualized rent from these 10 pad sites totals approximately $1.6 million.

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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area had remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, decreased to 92.4% at December 31, 2020, from 95.1% at December 31, 2019. We expect the volume of lease renewals in 2021, and the rental rates at which leases renew, will be negatively impacted by the effects of COVID-19 when comparing executed retail leases to prior year leasing activity.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of December 31, 2020, amortizing fixed-rate mortgage debt with staggered maturities from 2021 to 2035 represented approximately 84.5% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of $179.5 million outstanding under the credit facility. As of December 31, 2020, the Company has availability of approximately $220.3 million under its $325.0 million unsecured revolving credit facility.
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
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's commercial properties (all properties except for The Waycroft, Clarendon Center and Park Van Ness apartments). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions. The $0.06 per square foot increase in base rent in the 2020 Period compared to the 2019 Period is primarily attributable to a rate increase in commercial leases relating to completed development projects.

	Year ended December 31,
	2020	2019	2018	2017	2016
Base rent	$19.97	$19.91	$20.13	$19.49	$18.73
Effective rent	$18.25	$18.08	$18.20	$17.67	$16.95

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
Accounts Receivable, Accrued Income, and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of their respective leases. Individual leases are assessed for collectability and, upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. We also assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, effects of tenant bankruptcies, historical levels of bad debt and current economic trends. Additionally, because of the uncertainties related to the impact of the COVID-19 pandemic, our assessment also takes into consideration the types of business conducted by tenants and current discussions with the tenants, as well as recent rent collection experience. Evaluating and estimating uncollectable lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. Actual results could differ from these estimates.
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

Results of Operations
    The following is a discussion of the components of revenue and expense for the entire Company. This section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 27, 2020.

Revenue
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2020	2019	2018	2020 from 2019	2019 from 2018
Base rent	$188,636	$185,724	$184,684	1.6%	0.6%
Expense recoveries	34,678	36,521	35,537	(5.0)%	2.8%
Percentage rent	927	910	994	1.9%	(8.5)%
Other property revenue	1,252	1,423	1,204	(12.0)%	18.2%
Credit losses on operating lease receivables	(5,212)	(1,226)	(685)	325.1%	79.0%
Rental revenue	220,281	223,352	221,734	(1.4)%	0.7%
Other revenue	4,926	8,173	5,485	(39.7)%	49.0%
Total revenue	$225,207	$231,525	$227,219	(2.7)%	1.9%

Base rent includes $1.3 million and $(1.4) million, for the years 2020 and 2019, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.4 million and $1.4 million for the years 2020 and 2019, respectively, to recognize income from the amortization of in-place leases.
Total revenue decreased 2.7% in 2020 compared to 2019 as described below.
Base rent
The $2.9 million increase in base rent in 2020 compared to 2019 was attributable to higher residential base rent, primarily due to the Waycroft, which was completed in April 2020 ($2.6 million).
Expense recoveries
Expense recovery income decreased $1.8 million in 2020 compared to 2019 primarily due to a decrease in recoverable property operating expenses, largely repairs and maintenance and snow removal.
Credit losses on operating lease receivables
Credit losses increased $4.0 million in 2020 compared to 2019, primarily due to increased reserves across the portfolio as a result of the impact of COVID-19 on tenant operations.

Other revenue
Other revenue decreased $3.2 million in 2020 compared to 2019 primarily due to lower lease termination fees ($1.9 million) and lower parking income ($1.4 million).

Operating expenses
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2020	2019	2018	2020 from 2019	2019 from 2018
Property operating expenses	$28,857	$29,946	$28,202	(3.6)%	6.2%
Real estate taxes	29,560	27,987	27,376	5.6%	2.2%
Interest expense, net and amortization of deferred debt costs	46,519	41,834	44,768	11.2%	(6.6)%
Depreciation and amortization of deferred leasing costs	51,126	46,333	45,861	10.3%	1.0%
General and administrative	19,107	20,793	18,459	(8.1)%	12.6%
Total expenses	$175,169	$166,893	$164,666	5.0%	1.4%
Total expenses increased 5.0% in 2020 compared to 2019 as described below.
Property operating expenses
Property operating expenses decreased $1.1 million in 2020 compared to 2019 primarily due to lower snow removal costs and the deferral of non-essential property expenses in response to the impact of COVID-19. The Company continues to complete emergency repairs and handle life and safety issues as needed.
Real estate taxes
Real estate taxes increased $1.6 million in 2020 compared to 2019 primarily due to the substantial completion of The Waycroft ($1.1 million) and cessation of capitalization of real estate taxes.
Interest expense, net and amortization of deferred debt costs
Interest expense and amortization of deferred debt costs increased by $4.7 million in 2020 compared to 2019 primarily due to lower capitalized interest as a result of the substantial completion of The Waycroft in April 2020 ($6.1 million), partially offset by an increase in capitalized interest related to Hampden House (formerly 7316 Wisconsin Avenue) ($1.7 million).
Depreciation and amortization
Depreciation and amortization of deferred leasing costs increased by $4.8 million in 2020 compared to 2019 primarily due to the substantial completion of The Waycroft ($4.7 million).
General and administrative
General and administrative costs decreased $1.7 million in 2020 compared to 2019 primarily due to reduced overhead expenses including salary reductions, a corporate hiring freeze, elimination of business travel and discretionary spending, such as professional seminars.

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

Same property revenue

(in thousands)	Year ended December 31,
	2020	2019
Total revenue	$225,207	$231,525
Less: Acquisitions, dispositions and development properties	(6,549)	(1,209)
Total same property revenue	$218,658	$230,316

Shopping centers	$160,095	$167,834
Mixed-Use properties	58,563	62,482
Total same property revenue	$218,658	$230,316

Total Shopping Center revenue	$161,854	$167,888
Less: Shopping Center acquisitions, dispositions and development properties	(1,759)	(54)
Total same Shopping Center revenue	$160,095	$167,834

Total Mixed-Use property revenue	$63,353	$63,637
Less: Mixed-Use acquisitions, dispositions and development properties	(4,790)	(1,155)
Total same Mixed-Use revenue	$58,563	$62,482

The $11.7 million decrease in same property revenue in 2020 compared to 2019 was primarily due to (a) higher credit losses on operating lease receivables and corresponding reserves (collectively, $5.4 million), (b) lower expense recoveries due to lower recoverable expenses ($2.3 million), (c) lower parking income ($1.4 million) and (d) lower lease termination fees ($1.3 million).

Same property operating income

	Year Ended December 31,
(In thousands)	2020	2019
Net income	$50,316	$64,196
Add: Interest expense, net and amortization of deferred debt costs	46,519	41,834
Add: Depreciation and amortization of deferred leasing costs	51,126	46,333
Add: General and administrative	19,107	20,793
Add: Change in fair value of derivatives	—	436
Less: Gain on sale of property	(278)	—
Property operating income	166,790	173,592
Less: Acquisitions, dispositions and development properties	(2,732)	(568)
Total same property operating income	$164,058	$173,024

Shopping Centers	$125,195	$131,720
Mixed-Use properties	38,863	41,304
Total same property operating income	$164,058	$173,024

Shopping Center operating income	$126,656	$131,769
Less: Shopping Center acquisitions, dispositions and development properties	(1,461)	(49)
Total same Shopping Center operating income	$125,195	$131,720

Mixed-Use property operating income	$40,134	$41,823
Less: Mixed-Use acquisitions, dispositions and development properties	(1,271)	(519)
Total same Mixed-Use property operating income	$38,863	$41,304

Same property operating income decreased $9.0 million in 2020 compared to 2019 due primarily to
(a) higher credit losses on operating lease receivables and corresponding reserves (collectively, $5.4 million), (b) lower lease termination fees ($1.3 million) and (c) lower parking income, net of parking expenses ($0.8 million).
Impact of Inflation
Inflation has remained relatively low during 2020 and 2019. The impact of rising operating expenses due to inflation on the operating performance of the Company’s portfolio would have been mitigated by terms in substantially all of the Company’s leases, which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase, and, to a lesser extent, on the change in the consumer price index, commonly referred to as the CPI.
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

Liquidity and Capital Resources
Cash and cash equivalents were $26.9 million and $13.9 million at December 31, 2020 and 2019, respectively. The changes in cash and cash equivalents during the years ended December 31, 2020 and 2019 were attributable to operating, investing and financing activities, as described below.

(in thousands)	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$78,383	$115,383
Net cash used in investing activities	(56,168)	(135,663)
Net cash provided by (used in) financing activities	(9,264)	19,607
Increase (decrease) in cash and cash equivalents	$12,951	$(673)

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on outstanding debt. We currently expect a short term decrease in cash provided by operating activities because our tenants are impacted by the COVID-19 pandemic and, while contractually obligated, some have not paid second, third, or fourth quarter 2020 rent (see "Impact of COVID-19").
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $79.5 million decrease in cash used in investing activities is primarily due to (a) lower development expenditures ($76.7 million) and (b) lower additions to real estate investments throughout the portfolio ($2.4 million).
Financing Activities
Net cash provided by (used in) financing activities represents (a) cash received from loan proceeds and issuance of common stock, preferred stock and limited partnership units minus (b) cash used to repay and curtail loans, redeem preferred stock and pay dividends and distributions to holders of common stock, preferred stock and limited partnership units. See note 5 to the Consolidated Financial Statements for a discussion of financing activity.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company completed construction of a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The total cost of the project, including acquisition of land, is expected to be approximately $279.0 million. A portion of the cost is being financed with a $157.0 million construction-to-permanent loan. Including approximately $19.1 million of capitalized interest and $1.5 million of costs that are accrued and unpaid, costs incurred through December 31, 2020 total approximately

$277.3 million, of which $146.1 million has been financed by the loan. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
Management believes that the Company’s capital resources, which at December 31, 2020 included cash balances of approximately $26.9 million and borrowing availability of approximately $220.3 million under its unsecured revolving credit facility, provide sufficient liquidity and flexibility to meet the needs of the Company's operations as the effects of the COVID-19 pandemic continue to evolve.
Contractual Payment Obligations
As of December 31, 2020, the Company had unfunded contractual payment obligations of approximately $105.8 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2020.

	Payments Due By Period
(Dollars in thousands)	One Year or Less	More Than 1 and up to 3 Years	More Than 3 and up to 5 Years	After 5 Years	Total
Notes Payable:
Interest	$47,401	$86,243	$69,736	$162,183	$365,563
Scheduled Principal	30,355	62,497	58,717	116,586	268,155
Balloon Payments	11,012	225,227	86,527	569,330	892,096
Subtotal	88,768	373,967	214,980	848,099	1,525,814
Corporate Headquarters Lease (1)	873	146	—	—	1,019
Development and Predevelopment Obligations	3,750	2,433	—	—	6,183
Tenant Improvements	12,377	5,130	—	—	17,507
Total Contractual Obligations	$105,768	$381,676	$214,980	$848,099	$1,550,523

(1)See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Dividend Reinvestments
In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 220,863 and 425,956 shares under the Plan at a weighted average discounted price of $33.94 and $52.27 per share during the years ended December 31, 2020 and 2019, respectively. The Company issued 51,579 and 60,936 limited partnership units under the Plan at a weighted average price of $32.99 and $52.99 per unit during the years ended December 31, 2020 and 2019, respectively. The Company also credited 7,635 and 4,506 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $31.18 and $52.28 per share, during the years ended December 31, 2020 and 2019, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2020.
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
The Company's financing activity is described within note 5 to the Consolidated Financial Statements. The following is a summary of notes payable as of December 31, 2020 and 2019.

Notes Payable	Year Ended December 31,		Interest	Scheduled
(Dollars in thousands)	2020	2019	Rate*	Maturity*
Fixed rate mortgages:
Boca Valley Plaza	$—	$9,234	5.60%	May-2020
Palm Springs Center	—	7,262	5.30%	Jun-2020
Jamestown Place	6,110	6,539	5.81%	Feb-2021
Hunt Club Corners	5,109	5,300	6.01%	Aug-2021
Lansdowne Town Center	29,657	30,719	5.62%	Jun-2022
Orchard Park	9,136	9,441	6.08%	Sep-2022
BJ's Wholesale Club	10,018	10,323	6.43%	Apr-2023
Great Falls Center	9,788	10,774	6.28%	Feb-2024
Leesburg Pike Center	13,836	14,414	7.35%	Jun-2024
Village Center	12,061	12,555	7.60%	Jun-2024
White Oak	21,704	22,475	7.45%	Jul-2024
Avenel Business Park	25,224	26,260	7.02%	Jul-2024
Ashburn Village	25,253	26,245	7.30%	Jan-2025
Ravenwood	13,095	13,606	6.18%	Jan-2026
Clarendon Center	94,712	98,611	5.31%	Apr-2026
Severna Park Marketplace	28,480	29,710	4.30%	Oct-2026
Kentlands Square II	32,585	33,952	4.53%	Nov-2026
Cranberry Square	15,290	15,917	4.70%	Dec-2026
Seven Corners	58,607	60,677	5.84%	May-2027
Hampshire-Langley	13,480	14,810	4.04%	Apr-2028
Beacon Center	34,223	36,206	3.51%	Jun-2028
Seabreeze Plaza	14,469	15,019	3.99%	Sep-2028
Shops at Fairfax / Boulevard	25,318	26,205	3.69%	Mar-2030
Northrock	13,626	14,085	3.99%	Apr-2030
Burtonsville Town Square	35,836	36,975	3.39%	Feb-2032
Park Van Ness	66,420	68,095	4.88%	Sep-2032
Washington Square	55,398	56,990	3.75%	Dec-2032
Broadlands Village	30,467	31,221	4.41%	Nov-2033
The Glen	21,933	22,448	4.69%	Jan-2034
Olde Forte Village	21,204	21,702	4.65%	Feb-2034
Olney	12,125	11,952	8.00%	Apr-2034
Shops at Monocacy	27,836	28,500	4.14%	Dec-2034
Ashbrook Marketplace	21,922	—	3.80%	Aug-2035
Kentlands	29,746	—	3.43%	Aug-2035
The Waycroft	146,083	110,199	4.67%	Sep-2035
Total fixed rate	980,751	938,421	4.94%	8.79 years
Variable rate loans:
Revolving credit facility	104,500	87,500	LIBOR + 1.40%	Jan-2022
Term loan facility	75,000	75,000	LIBOR + 1.35%	Jan-2023
Total variable rate	179,500	162,500	1.52%	1.49 years
Total notes payable	$1,160,251	$1,100,921	4.41%	7.66 years
*    Interest rate and scheduled maturity data presented as of December 31, 2020. Totals computed using weighted averages.

At December 31, 2020, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of December 31, 2020, the applicable spread for borrowings is 140 basis points under the revolving credit facility and 135 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. As of December 31, 2020, based on the value of the Company’s unencumbered properties, approximately $220.3 million was available under the revolving credit facility, $104.5 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of December 31, 2020, the Company was in compliance with all such covenants.
On July 14, 2020, the Company closed on a 15-year, $22.1 million mortgage loan secured by Ashbrook Marketplace. The loan matures in 2035, bears interest at a fixed rate of 3.80%, requires monthly principal and interest payments of $114,226 based on a 25-year amortization schedule and requires a final payment of $11.5 million at maturity. The proceeds from the loan were used to pay down the revolving credit facility.
On July 24, 2020, the Company closed on a 15-year, $30.0 million mortgage loan secured by Kentlands Place, Kentlands Square I and Kentlands Pad. The loan matures in 2035, bears interest at a fixed rate of 3.43%, requires monthly principal and interest payments of $149,064 based on a 25-year amortization schedule and requires a final payment of $15.3 million at maturity. The proceeds from the loan were used to pay down the revolving credit facility.
On January 5, 2021, the Company repaid in full the remaining principal balance of $6.1 million of the mortgage loan secured by Jamestown Place, which was scheduled to mature in February 2021.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations
In 2020, the Company reported Funds From Operations ("FFO")1 available to common stockholders and noncontrolling interests of $90.0 million, a 5.4% decrease from 2019 FFO available to common stockholders and noncontrolling interests of $95.1 million. The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Net income	$50,316	$64,196	$63,059	$60,668	$56,720
Subtract:
Gains on sales of properties	(278)	—	(509)	—	(1,013)
Add:
Real estate depreciation and amortization	51,126	46,333	45,861	45,694	44,417
FFO	101,164	110,529	108,411	106,362	100,124
Subtract:
Preferred stock dividends	(11,194)	(12,235)	(12,262)	(12,375)	(12,375)
Extinguishment of issuance costs upon redemption of preferred shares	—	(3,235)	(2,328)	—	—
FFO available to common stockholders and noncontrolling interests	$89,970	$95,059	$93,821	$93,987	$87,749
Average shares and units used to compute FFO per share	31,267	30,913	30,156	29,511	28,990
FFO per share	$2.88	$3.08	$3.11	$3.18	$3.03

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
Acquisitions and Redevelopments
Management anticipates that during the coming year, the Company may redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

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
Portfolio Leasing Status
The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated. This section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 27, 2020.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2020	50	7	7,876,692	1,136,937	93.0%	88.4%
2019	50	6	7,855,275	1,076,837	95.5%	91.6%

On a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, the Shopping Center leasing percentage decreased to 93.0% from 95.6% and the Mixed-Use leasing percentage decreased to 88.3% from 91.6% The overall portfolio leasing percentage, on a comparative same property basis, decreased to 92.4% at December 31, 2020 from 95.1% at December 31, 2019.
The Residential portfolio was 85.5% leased at December 31, 2020, compared to 96.3% at December 31, 2019. The decrease in Residential portfolio occupancy is primarily due to the increase in units available as a result of the opening of The Waycroft. On a same property basis, 94.8% of the Residential portfolio was leased as of December 31, 2020, compared to 96.3% at December 31, 2019.
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

			Base Rent per Square Foot
Year ended December 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2020	1,371,377	247	$24.70	$25.15
2019	1,471,429	255	18.24	18.39

Certain of the Company’s operating properties are planned for redevelopment, including its properties at Twinbrook and White Flint. Prior to the commencement of redevelopment, the Company continues to operate the properties. However, in order to provide the greatest amount of flexibility, the Company generally enters into leases with shorter terms at these “pre-development” properties. The shorter-term leases require less capital, but also yield lower rents. The impact of these leases with shorter terms and lower rents can impact the averages shown for all leasing activity. During 2020, the Company entered into seven new or renewed leases, for 50,894 square feet of retail space, at pre-development properties that have shorter terms and lower rents than typical market conditions would suggest. Excluding these leases, the base rent on the 240 new or renewed leases on a same space basis would have been $24.70 per square foot compared to $25.13 per square foot for expiring leases.
Additional information about commercial leasing activity during the three months ended December 31, 2020, is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either as a result of acquisition or development.

	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	10	—	69
Square feet	39,538	—	443,072
Per square foot average annualized:
Base rent	$25.11	$—	$15.95
Tenant improvements	(2.50)	—	(0.02)
Leasing costs	(0.67)	—	(0.01)
Rent concessions	(0.12)	—	(0.21)
Effective rents	$21.82	$—	$15.71

During 2020, excluding The Waycroft residential property, the Company entered into 392 new or renewed apartment leases. The monthly rent per square foot for these leases decreased to $3.30 from $3.51. During 2019, the Company entered into 431 new or renewed apartment leases. The monthly rent per square foot for these leases increased to $3.53 from $3.45.
As of December 31, 2020, 889,250 square feet of Commercial space was subject to leases scheduled to expire in 2021. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	889,250
Average base rent per square foot	$21.94
Estimated market base rent per square foot	$20.91

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
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of December 31, 2020, the Company had variable rate indebtedness totaling $179.5 million. If the interest rates on the Company’s variable rate debt instruments outstanding at December 31, 2020 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $1.8 million, based on those balances. As of December 31, 2020, the Company had fixed-rate indebtedness totaling $980.8 million with a weighted average interest rate of 4.94%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2020 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $52.7 million.
The Company may, where appropriate, employ derivative financial instruments, such as interest rate swaps to mitigate the risk of interest rate fluctuations. At December 31, 2020, the Company had no such derivative financial instruments.

Item 8. Financial Statements and Supplementary Data
The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a) Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.
F-4	(b) Consolidated Balance Sheets - December 31, 2020 and 2019.
F-5	(c) Consolidated Statements of Operations - Years ended December 31, 2020, 2019, and 2018.
F-6	(d) Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, 2019, and 2018.
F-7	(e) Consolidated Statements of Equity - Years ended December 31, 2020, 2019, and 2018.
F-8	(f) Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019, and 2018.
F-9	(g) Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Quarterly Assessment.
The Company carried out an assessment as of December 31, 2020 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman, Chief Executive Officer, and President, its Executive Vice President-Chief Financial Officer and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman, Chief Executive Officer, and President, and its Executive Vice President-Chief Financial Officer and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.
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

Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer, and its Senior Vice President-Chief Accounting Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management or the Company’s Board of Directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.
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
Assessment of Effectiveness of Disclosure Controls and Procedures
Based upon the assessments, the Company’s Chairman, Chief Executive Officer and President, its Executive Vice President-Chief Financial Officer and Treasurer, and its Senior Vice President-Chief Accounting Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective.
Assessment of Effectiveness of Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2020, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
    None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 7, 2021 (the “Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services
The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2020 and 2019 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

	(b)	Consolidated Balance Sheets - December 31, 2020 and 2019

	(c)	Consolidated Statements of Operations - Years ended December 31, 2020, 2019, and 2018.

	(d)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, 2019, and 2018.

	(e)	Consolidated Statements of Equity - Years ended December 31, 2020, 2019, and 2018.

	(f)	Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019, and 2018.

	(g)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Schedule of the Company:

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

(b)
Second Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after June 22, 2017 and filed as Exhibit 3.(b) of the Company’s Current Report on Form 8-K filed June 28, 2017 is hereby incorporated by reference.

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

(b)
Specimen certificate representing the 6.125% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share, of the Company, filed as Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed January 23, 2018 is hereby incorporated by reference.

(c)
Deposit Agreement, dated September 17, 2019, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, filed as Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed September 17, 2019 is hereby incorporated by reference.

(d)
Specimen certificate representing the 6.000% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share, of the Company, filed as Exhibit 4.2 of the Company’s Registration Statement on Form 8-A filed September 17, 2019 is hereby incorporated by reference.

	(e)	Description of Registrant's Securities, filed as Exhibit 4.(h) of the 2019 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

10.	(a)
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

(k)
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

	(l)	The Saul Centers, Inc. 2004 Stock Plan, as amended on April 25, 2008, May 10, 2013 and May 3, 2019.

	(m)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.*

	(n)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.*

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

(t)
Deed of Trust and Security Agreement, dated as of August 14, 2017, by 750 North Glebe LLC to Eric J. Ekeroth as trustee for the benefit of The Northwestern Mutual Life Insurance Company, as beneficiary, as filed as Exhibit 10.(b) of the September 30, 2017 Quarterly Report of the Company is hereby incorporated by reference.

	(u)	Contribution Agreement, dated as of November 5, 2019, by and between Saul Holdings Limited Partnership and 1592 Rockville Pike LLC is filed herewith as Exhibit 10.(w).

21.		Subsidiaries of Saul Centers, Inc. is filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm is filed herewith.

24.	Power of Attorney (included on signature page).

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.**

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.**

101.	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

104.1.	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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

SAUL CENTERS, INC.
(Registrant)

Date:	February 25, 2021	/s/ B. Francis Saul II
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

Date:	February 25, 2021	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	February 25, 2021	/s/ Scott V. Schneider
Scott V. Schneider, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	February 25, 2021	/s/ Joel A. Friedman
Joel A. Friedman, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 25, 2021
John E. Chapoton, Director

Date:	February 25, 2021	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	February 25, 2021
J. Page Lansdale, Director

Date:	February 25, 2021	/s/ Willoughby B. Laycock
Willoughby B. Laycock, Director

Date:	February 25, 2021	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	February 25, 2021	/s/ Earl A. Powell III
Earl A. Powell III, Director

Date:	February 25, 2021	/s/ Andrew M. Saul II
Andrew M. Saul II Director

Date:	February 25, 2021
Mark Sullivan III, Director

Date:	February 25, 2021	/s/ John R. Whitmore
John R. Whitmore, Director

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a)2(b) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Collectability of Operating Lease Receivables — Refer to Note 2 to the financial statements
Critical Audit Matter Description
Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. The Company also assessed whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, effects of tenant bankruptcies, historical levels of bad debt and current economic trends. For the year-ended December 31, 2020, the Company reduced rental revenue by $3.5 million and $1.7 million, due to lease-related reserves and write-offs, respectively.
We identified the Company’s evaluation of collectability of lease receivables as a critical audit matter because of the significant assumptions management makes when determining whether the collection of operating lease receivables is probable. Management’s evaluation is based on the best information available to the Company at the time of preparing the financial statements and takes into consideration the types of business conducted by tenants and current discussions with the tenants, as well as recent rent collection experience. Auditing management’s assessment of collectability of lease receivables required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s analysis and assessment of collectability.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the collectability of operating lease receivables included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of tenant-level considerations that may indicate that the collection of operating lease receivables is not probable including management’s review of its accounts receivable aging schedule.
•We obtained management’s analysis of the collectability of tenant accounts receivables and performed the following procedures, among others:
◦Tested the completeness and accuracy of the accounts receivable aging schedule as of December 31, 2020, by obtaining tenant agreements, monthly charge statements, and evidence of cash collections subsequent to year end; and
◦For a selected sample of tenants with outstanding receivables as of December 31, 2020, evaluated the reasonableness of management’s assumptions regarding collection probability by inspecting tenant correspondence, historical payment patterns and subsequent cash collections, evidence of lease modification negotiations, including rent deferrals or abatements, evidence of tenant bankruptcy or liquidity constraints, and performing corroborating inquiries of management, including the Collections Department.
/s/ Deloitte & Touche LLP

McLean, Virginia
February 25, 2021

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

McLean, Virginia
February 25, 2021

Saul Centers, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2020	2019
Assets
Real estate investments
Land	$511,482	$453,322
Buildings and equipment	1,543,837	1,292,631
Construction in progress	69,477	335,644
	2,124,796	2,081,597
Accumulated depreciation	(607,706)	(563,474)
	1,517,090	1,518,123
Cash and cash equivalents	26,856	13,905
Accounts receivable and accrued income, net	64,917	52,311
Deferred leasing costs, net	26,872	24,083
Prepaid expenses, net	5,643	5,363
Other assets	4,194	4,555
Total assets	$1,645,572	$1,618,340
Liabilities
Mortgage notes payable	$827,603	$821,503
Term loan facility payable	74,791	74,691
Revolving credit facility payable	103,913	86,371
Construction loan payable	144,607	108,623
Dividends and distributions payable	19,448	19,291
Accounts payable, accrued expenses and other liabilities	24,384	35,199
Deferred income	23,293	29,306
Total liabilities	1,218,039	1,174,984
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 23,476,626 and 23,231,240 shares issued and outstanding, respectively	235	232
Additional paid-in capital	420,625	410,926
Distributions in excess of accumulated earnings	(241,535)	(221,177)
Total Saul Centers, Inc. equity	364,325	374,981
Noncontrolling interests	63,208	68,375
Total equity	427,533	443,356
Total liabilities and equity	$1,645,572	$1,618,340
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018
Revenue
Rental revenue	$220,281	$223,352	$221,734
Other	4,926	8,173	5,485
Total revenue	225,207	231,525	227,219
Expenses
Property operating expenses	28,857	29,946	28,202
Real estate taxes	29,560	27,987	27,376
Interest expense, net and amortization of deferred debt costs	46,519	41,834	44,768
Depreciation and amortization of deferred leasing costs	51,126	46,333	45,861
General and administrative	19,107	20,793	18,459
Total expenses	175,169	166,893	164,666
Change in fair value of derivatives	—	(436)	(3)
Gains on sales of properties	278	—	509
Net Income	50,316	64,196	63,059
Noncontrolling interests
Income attributable to noncontrolling interests	(9,934)	(12,473)	(12,505)
Net income attributable to Saul Centers, Inc.	40,382	51,723	50,554
Preferred stock dividends	(11,194)	(12,235)	(12,262)
Extinguishment of issuance costs upon redemption of preferred shares	—	(3,235)	(2,328)
Net income available to common stockholders	$29,188	$36,253	$35,964
Per share net income available to common stockholders
Basic	$1.25	$1.58	$1.61
Diluted	$1.25	$1.57	$1.60
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income	$50,316	$64,196	$63,059
Other comprehensive income
Unrealized gain on cash flow hedge	—	93	594
Total comprehensive income	50,316	64,289	63,653
Comprehensive income attributable to noncontrolling interests	(9,934)	(12,561)	(12,658)
Total comprehensive income attributable to Saul Centers, Inc.	40,382	51,728	50,995
Preferred stock dividends	(11,194)	(12,235)	(12,262)
Extinguishment of issuance costs upon redemption of preferred shares	—	(3,235)	(2,328)
Total comprehensive income available to common stockholders	$29,188	$36,258	$36,405
The Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2017	$180,000	$221	$352,590	$(197,710)	$(696)	$334,405	$58,698	$393,103
Issuance of 30,000 shares of Series D Cumulative preferred stock	75,000	—	(2,633)	—	—	72,367	—	72,367
Redemption of 30,000 shares of Series C Cumulative preferred stock	(75,000)	—	2,311	(2,328)	—	(75,017)	—	(75,017)
Issuance of common stock:
572,928 shares pursuant to dividend reinvestment plan	—	6	28,817	—	—	28,823	—	28,823
43,150 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	—	3,448	—	—	3,448	—	3,448
Issuance of 284,113 partnership units	—	—	—	—	—	—	14,159	14,159
Net income	—	—	—	50,554	—	50,554	12,505	63,059
Change in unrealized loss on cash flow hedge	—	—	—	—	441	441	153	594
Preferred stock distributions:
Series C	—	—	—	(6,145)	—	(6,145)	—	(6,145)
Series D	—	—	—	(3,164)	—	(3,164)	—	(3,164)
Common stock distributions	—	—	—	(34,841)	—	(34,841)	(12,059)	(46,900)
Distributions payable on Series C preferred stock, $42.97 per share	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.53/share) and partnership units ($0.53/unit)	—	—	—	(12,006)	—	(12,006)	(4,148)	(16,154)
Balance, December 31, 2018	180,000	227	384,533	(208,593)	(255)	355,912	69,308	425,220
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of 44,000 shares of Series E Cumulative preferred stock	110,000	—	(3,735)	—	—	106,265	—	106,265
Redemption of 42,000 shares of Series C Cumulative preferred stock	(105,000)	—	3,235	(3,235)	—	(105,000)	—	(105,000)
Issuance of common stock:
430,462 shares pursuant to dividend reinvestment plan	—	4	22,494	—	—	22,498	—	22,498
61,571 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	1	4,399	—	—	4,400	—	4,400
Issuance of 60,936 partnership units	—	—	—	—	—	—	3,180	3,180
Net income	—	—	—	51,723	—	51,723	12,473	64,196
Change in unrealized loss on cash flow hedge	—	—	—	—	255	255	88	343
Preferred stock distributions:
Series C	—	—	—	(5,736)	—	(5,736)	—	(5,736)
Series D	—	—	—	(3,444)	—	(3,444)	—	(3,444)
Series E	—	—	—	(257)	—	(257)	—	(257)
Common stock distributions	—	—	—	(36,562)	—	(36,562)	(12,494)	(49,056)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and partnership units ($0.53/unit)	—	—	—	(12,275)	—	(12,275)	(4,180)	(16,455)
Balance, December 31, 2019	185,000	232	410,926	(221,177)	—	374,981	68,375	443,356
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of common stock:
228,498 shares pursuant to dividend reinvestment plan	—	3	7,732	—	—	7,735	—	7,735
16,887 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	—	1,967	—	—	1,967	—	1,967
Issuance of 51,579 partnership units	—	—	—	—	—	—	1,677	1,677
Net income	—	—	—	40,382	—	40,382	9,934	50,316
Preferred stock distributions:
Series D	—	—	—	(3,446)	—	(3,446)	—	(3,446)
Series E	—	—	—	(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	(37,108)	—	(37,108)	(12,571)	(49,679)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and partnership units ($0.53/unit)	—	—	—	(12,438)	—	(12,438)	(4,207)	(16,645)
Balance, December 31, 2020	$185,000	$235	$420,625	$(241,535)	$—	$364,325	$63,208	$427,533
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$50,316	$64,196	$63,059
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	—	436	3
Gains on sales of properties	(278)	—	(509)
Depreciation and amortization of deferred leasing costs	51,126	46,333	45,861
Amortization of deferred debt costs	1,570	1,518	1,610
Non cash compensation costs of stock grants and options	1,438	1,859	1,766
Credit losses on operating lease receivables	5,212	1,226	685
(Increase) decrease in accounts receivable and accrued income	(17,818)	339	(336)
Additions to deferred leasing costs	(8,050)	(1,843)	(6,034)
(Increase) decrease in prepaid expenses	(356)	(188)	73
Decrease in other assets	361	894	3,681
Increase in accounts payable, accrued expenses and other liabilities	875	158	225
Increase (decrease) in deferred income	(6,013)	455	255
Net cash provided by operating activities	78,383	115,383	110,339
Cash flows from investing activities:
Acquisitions of real estate investments (1)	—	—	(40,836)
Additions to real estate investments	(19,484)	(21,891)	(12,883)
Additions to development and redevelopment projects	(37,060)	(113,772)	(76,257)
Proceeds from sale of property (2)	376	—	1,326
Net cash used in investing activities	(56,168)	(135,663)	(128,650)
Cash flows from financing activities:
Proceeds from mortgage notes payable	52,100	50,600	54,900
Repayments on mortgage notes payable	(45,654)	(109,235)	(72,572)
Proceeds from term loan facility	—	—	75,000
Proceeds from revolving credit facility	90,000	152,500	102,000
Repayments on revolving credit facility	(73,000)	(112,000)	(116,000)
Proceeds from construction loans payable	35,883	86,868	23,332
Additions to deferred debt costs	(1,206)	(1,010)	(3,233)
Proceeds from the issuance of:
Common stock	8,264	25,039	30,503
Partnership units (1)	1,677	3,180	5,383
Series D preferred stock	—	—	72,369
Series E preferred stock	—	106,265	—
Series C preferred stock redemption	—	(105,000)	(75,000)
Preferred stock redemption costs	—	—	(12)
Distributions to:
Series C preferred stockholders	—	(7,541)	(9,238)
Series D preferred stockholders	(4,594)	(4,592)	(3,164)
Series E preferred stockholders	(6,600)	(257)	—
Common stockholders	(49,383)	(48,568)	(46,306)
Noncontrolling interests	(16,751)	(16,642)	(15,981)
Net cash provided by (used in) financing activities	(9,264)	19,607	21,981
Net increase (decrease) in cash and cash equivalents	12,951	(673)	3,670
Cash and cash equivalents, beginning of year	13,905	14,578	10,908
Cash and cash equivalents, end of year	$26,856	$13,905	$14,578
Supplemental disclosure of cash flow information:
Cash paid for interest	$44,990	$40,434	$43,561
Increase (decrease) in accrued real estate investments and development costs	$(11,690)	$303	$9,663
(1)     The 2018 acquisition of real estate and proceeds from the issuance of partnership units each excludes $8,776 in connection with the acquisition of Ashbrook Marketplace in exchange for limited partnership units.
(2)    Proceeds from sale of property in 2018 includes $1,275 of seller financing in connection with the sale of the Company's Great Eastern property in 2017, which were received in 2018 plus accrued interest of $51.
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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2020, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. One retail tenant, Giant Food (5.4%), a tenant at 11 Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2020.
As of December 31, 2020, the Current Portfolio Properties consisted of 50 Shopping Centers, seven Mixed-Use Properties, and three (non-operating) development properties.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of December 31, 2020 and December 31, 2019, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to impairment of real estate properties and collectability of operating lease receivables. Actual results could differ from those estimates.
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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2020, 2019, or 2018.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, for the years ended December 31, 2020, 2019, and 2018, was $45.9 million, $40.5 million, and $39.8 million, respectively. Repairs and maintenance expense totaled $11.1 million, $12.5 million, and $11.9 million for 2020, 2019, and 2018, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.
As of December 31, 2020, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Accordingly, under applicable GAAP guidance, no impairment charges were recorded.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Assets Held for Sale
The Company considers properties to be assets held for sale when all of the following criteria are met:
•management commits to a plan to sell a property;
•it is unlikely that the disposal plan will be significantly modified or discontinued;
•the property is available for immediate sale in its present condition;
•actions required to complete the sale of the property have been initiated;
•sale of the property is probable and the Company expects the completed sale will occur within one year; and
•the property is actively being marketed for sale at a price that is reasonable given its current market value.
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of December 31, 2020 and 2019, the Company had no assets designated as held for sale.
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
Accounts Receivable, Accrued Income, and Allowance for Doubtful Accounts
Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectability and, upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. We also assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, effects of tenant bankruptcies, historical levels of bad debt and current economic trends. Additionally, because of the uncertainties related to the impact of the COVID-19 pandemic, our assessment also takes into consideration the types of business conducted by tenants and current discussions with the tenants, as well as recent rent collection experience. Evaluating and estimating uncollectable lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. For the year-ended December 31, 2020, we reduced rental revenue by $3.5 million and $1.7 million, due to lease-related reserves and charge offs, respectively. Actual results could differ from these estimates.
At December 31, 2020 and December 31, 2019, accounts receivable was comprised of:

(In thousands)	December 31, 2020	December 31, 2019
Rents currently due	$13,321	$7,235
Deferred rents and payment plans	8,205	474
Straight-line rent	44,863	42,088
Other receivables	3,751	2,967
Credit losses on operating lease receivables	(5,223)	(453)
Total	$64,917	$52,311

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in place leases associated with acquired properties and are amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $26.9 million and $24.1 million, net of accumulated amortization of approximately $44.5 million and $41.6 million, as of December 31, 2020 and 2019, respectively. Amortization expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled approximately $5.2 million, $5.8 million, and $6.1 million, for the years ended December 31, 2020, 2019, and 2018, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2020 are held in accounts at various banks. From time to time the Company may maintain deposits with financial institutions in amounts in excess of federally insured limits. The Company has not experienced any losses on such deposits and believes it is not exposed to any significant credit risk on those deposits.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2020, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2020, 2019, and 2018. The tax basis of the Company’s real estate investments was approximately $1.55 billion and $1.33 billion as of December 31, 2020 and 2019, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2017.
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
On January 1, 2019, a right of use asset and corresponding lease liability related to our headquarters lease were recorded in other assets and other liabilities, respectively. The lease expires on February 28, 2022, with one option to renew for an additional five years. The right of use asset and corresponding lease liability totaled $0.9 million and $0.9 million, respectively, at December 31, 2020.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses" ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of information to support credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those years. The

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

adoption of ASU 2016-13 effective January 1, 2020, had no material impact on our consolidated financial statements and related disclosures because the vast majority of the Company's receivables relate to operating leases which are accounted for under ASC 842.
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

Reclassifications
Certain reclassifications have been made to prior years to conform to the presentation used for year ended December 31, 2020.
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

	December 31,
(in thousands)	2020	2019

Hampden House (formerly 7316 Wisconsin Avenue)	$50,723	$44,638
The Waycroft	8,651	255,443
Ashbrook Marketplace	153	19,128
Other	9,950	16,435
Total	$69,477	$335,644

Acquisitions

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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Hampden House (formerly 7316 Wisconsin Avenue)
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

(in thousands)	Ashbrook Marketplace	Hampden House (formerly 7316 Wisconsin Avenue)	Total
Land	$8,776	$38,662	$47,438
Buildings	—	979	979
In-place Leases	—	886	886
Above Market Rent	—	168	168
Below Market Rent	—	(21)	(21)
Total Purchase Price	$8,776	$40,674	$49,450

The gross carrying amount of lease intangible assets included in deferred leasing costs as of December 31, 2020 and 2019 was $11.0 million and $11.7 million, respectively, and accumulated amortization was $8.6 million and $8.5 million, respectively. Amortization expense totaled $0.6 million, $0.9 million and $1.3 million, for the years ended December 31, 2020, 2019, and 2018, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2020 and 2019 was $23.7 million and $24.1 million, respectively, and accumulated amortization was $15.0 million and $13.9 million, respectively. Accretion income totaled $1.4 million, $1.5 million, and $1.7 million, for the years ended December 31, 2020, 2019, and 2018, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2020 and 2019 was $0.6 million and $0.6 million, respectively, and accumulated amortization was $128,900 and $108,300, respectively. Amortization expense totaled $43,600, $109,600 and $110,500, for the years ended December 31, 2020, 2019 and 2018, respectively. The remaining weighted-average amortization period as of December 31, 2020 is 4.3 years, 7.0 years, and 5.0 years for lease acquisition costs, above market leases and below market leases, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2020, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2021	$495	$33	$1,409
2022	368	33	1,306
2023	317	33	1,297
2024	198	33	878
2025	153	33	601
Thereafter	843	309	3,253
Total	$2,374	$474	$8,744

4.    NONCONTROLLING INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.6% common interest as of December 31, 2020. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by the Saul Organization.
The Saul Organization holds a 25.4% limited partnership interest in the Operating Partnership represented by 7,938,495 limited partnership units, as of December 31, 2020. The units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2020, approximately 1,947,000 units were eligible for conversion.
The impact of the Saul Organization’s 25.4% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2020, 2019, and 2018, were 31.3 million, 30.9 million, and 30.2 million, respectively.
5.    MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS
At December 31, 2020, the principal amount of outstanding debt totaled $1.2 billion, of which $980.8 million was fixed rate debt and $179.5 million was variable rate debt. The principal amount of the Company’s outstanding debt totaled $1.1 billion at December 31, 2019, of which $938.4 million was fixed rate debt and $162.5 million was variable rate debt.
At December 31, 2020, the Company had a $400.0 million unsecured credit facility, which can be used for working capital, property acquisitions or development projects, of which $325.0 million is a revolving credit facility and $75.0 million is a term loan. The revolving credit facility matures on January 26, 2022, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. The term loan matures on January 26, 2023, and may not be extended. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. On December 31, 2020, based on the value of the Company's unencumbered properties, approximately $220.3 million was available under the revolving credit facility, $104.5 million was outstanding and approximately $185,000 was committed for letters of credit. Interest at a rate equal to the sum of one-month LIBOR and a margin that is based on the Company’s

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

leverage ratio and which can range from 135 basis points to 195 basis points under the revolving facility and from 130 basis points to 190 basis points under the term loan. As of December 31, 2020, the margin was 140 basis points under the revolving facility and 135 basis points under the term loan.
Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness mortgage (approximately $3.3 million of the $66.4 million outstanding balance at December 31, 2020, which guarantee was reduced to (i) $3.3 million on October 1, 2020 and (ii) will be reduced to zero on October 1, 2021), (b) a portion of the Broadlands mortgage  (approximately  $3.8 million of the $30.5 million outstanding balance at December 31, 2020), (c) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $25.2 million outstanding balance at December 31, 2020), (d) a portion of The Waycroft mortgage (approximately $23.6 million of the $146.1 million outstanding balance at December 31, 2020), (e) the Ashbrook Marketplace mortgage (totaling $21.9 million at December 31, 2020), and (f) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands pad (totaling $29.7 million at December 31, 2020). All other notes payable are non-recourse. The guarantee on the Kentlands Square II mortgage loan was released on February 5, 2020.
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
On July 14, 2020, the Company closed on a 15-year, $22.1 million mortgage loan secured by Ashbrook Marketplace. The loan matures in 2035, bears interest at a fixed rate of 3.80%, requires monthly principal and interest payments of $114,226 based on a 25-year amortization schedule and requires a final payment of $11.5 million at maturity. The proceeds from the loan were used to pay down the revolving credit facility.
On July 24, 2020, the Company closed on a 15-year, $30.0 million mortgage loan secured by Kentlands Place, Kentlands Square I and Kentlands Pad. The loan matures in 2035, bears interest at a fixed rate of 3.43%, requires monthly principal and interest payments of $149,064 based on a 25-year amortization schedule and requires a final payment of $15.3 million at maturity. The proceeds from the loan were used to pay down the revolving credit facility.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The carrying value of the properties collateralizing the mortgage notes payable totaled $1.2 billion and $1.1 billion, as of December 31, 2020 and 2019, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2020.
•limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);
•limit the amount of debt so that interest coverage will exceed 2.0 x on a trailing four-quarter basis (interest expense coverage); and
•limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.4x on a trailing four-quarter basis (fixed charge coverage).
Mortgage notes payable totaling $41.0 million at each of December 31, 2020 and 2019, are guaranteed by members of the Saul Organization.
As of December 31, 2020, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31 are as follows:

(in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2021	$11,012		$30,355	$41,367
2022	141,002	(a)	31,017	172,019
2023	84,225		31,481	115,706
2024	66,164		30,856	97,020
2025	20,363		27,860	48,223
Thereafter	569,330		116,586	685,916
Principal amount	$892,096		$268,155	1,160,251
Unamortized deferred debt costs				9,337
Net				$1,150,914
            (a) Includes $104.5 million outstanding under the revolving facility.
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $9.3 million and $9.7 million, net of accumulated amortization of $8.7 million and $7.5 million at December 31, 2020 and 2019, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

The components of interest expense are set forth below.

(in thousands)	Year ended December 31,
	2020	2019	2018
Interest incurred	$51,705	$52,044	$49,652
Amortization of deferred debt costs	1,570	1,518	1,610
Capitalized interest	(6,616)	(11,480)	(6,222)
Interest expense	46,659	42,082	45,040
Less: Interest income	140	248	272
Interest expense, net and amortization of deferred debt costs	$46,519	$41,834	$44,768

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Deferred debt costs capitalized during the years ending December 31, 2020, 2019 and 2018 totaled $1.2 million, $1.0 million and $3.2 million, respectively.
6.    LEASE AGREEMENTS
Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2020, 2019, and 2018, amounted to $188.6 million, $185.7 million, and $184.7 million, respectively. Future contractual payments under noncancelable leases for years ended December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2021	$163,862
2022	146,574
2023	126,550
2024	102,118
2025	80,366
Thereafter	351,968
$971,438
The majority of the leases provide for rental increases based on fixed annual increases or increases in the Consumer Price Index and expense recoveries based on increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2020, 2019, and 2018, amounted to $34.7 million, $36.5 million, and $35.5 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $0.9 million, $0.9 million, and $1.0 million, for the years ended December 31, 2020, 2019, and 2018, respectively.
7.    LONG-TERM LEASE OBLIGATIONS
At December 31, 2020 and 2019, no properties were situated upon land subject to noncancelable long- term leases.

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
The Company’s corporate headquarters space is leased by a member of the Saul Organization. The lease commenced in March 2002, and expires in February 2022. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2020, 2019, and 2018 was $799,300, $806,500, and $779,800, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).
8.    EQUITY AND NONCONTROLLING INTEREST
The Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018 reflect noncontrolling interest of $9.9 million, $12.5 million, and $12.5 million, respectively, representing the Saul Organization’s share of the net income for the year.
At December 31, 2020, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At December 31, 2020, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

	December 31,
(Shares in thousands)	2020	2019	2018
Weighted average common shares outstanding - Basic	23,356	23,009	22,383
Effect of dilutive options	1	44	42
Weighted average common shares outstanding - Diluted	23,357	23,053	22,425
Average share price	$33.84	$53.41	$52.50
Non-dilutive options	1,439	633	492
Years non-dilutive options were issued	2014 through 2020	2016, 2017 and 2019	2015, 2016 and 2017

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $302,000, $322,200, and $345,900, for 2020, 2019, and 2018, respectively. All amounts deferred by employees and contributed by the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

2% of their compensation in excess of a specified amount and the Company matches those deferrals up to three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $241,300, $345,200, and $282,500, for the years ended December 31, 2020, 2019, and 2018, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $2.9 million and $3.1 million, at December 31, 2020 and 2019, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2020, 2019, and 2018, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $7.4 million, $8.4 million, and $8.4 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2020 and 2019, accounts payable, accrued expenses and other liabilities included $782,700 and $918,700, respectively, representing billings due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
On November 5, 2019, the Company entered into a Contribution Agreement to acquire the Contributed Property from the Saul Trust. In exchange for the Contributed Property, the Company will issue to the Saul Trust 1,416,071 limited partnership units. In connection with the contribution, the Company is obligated to reimburse the Saul Trust for certain pre-development and carrying costs incurred by the Saul Trust subsequent to the date of the Contribution Agreement, which total approximately $6.1 million as of December 31, 2020. Deed to the Contributed Property and the units were placed in escrow until certain conditions of the Contribution Agreement are satisfied.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $427,700, $399,600, and $407,900, for the years ended December 31, 2020, 2019, and 2018, respectively.
In August 2016, the Company entered into an agreement to acquire from the Saul Trust approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The transaction closed on May 9, 2018, and the Company issued 176,680 limited partnership units to the Saul Trust. The Company constructed a shopping center, Ashbrook Marketplace, and may be obligated to issue additional limited partnership units to the Saul Trust in the second quarter of 2021. As of December 31, 2020, the Company estimates this obligation to range in value from $3.3 million to $3.6 million, based on projected net operating income of Ashbrook Marketplace for the 12 months ending May 31, 2021.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to their have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the twelve months ended December 31, 2020, 11,574 shares were credited to director's deferred fee accounts and 7,354 shares were issued. As of December 31, 2020, the director's deferred fee accounts comprise 118,628 shares.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Effective May 3, 2019, the Compensation Committee granted options to purchase 260,000 shares (34,651 incentive stock options and 225,349 nonqualified stock options) to 23 Company officers and 11 Company Directors (the “2019 options”), which expire on May 2, 2029. The officers’ 2019 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2019 Options were immediately exercisable. The exercise price of $55.71 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2019 Options to be $1.9 million, of which $1.7 million and $226,600 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $226,600 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
Effective April 24, 2020, the Compensation Committee granted options to purchase 238,000 shares (29,624 incentive stock options and 208,376 nonqualified stock options) to 20 Company officers and 11 Company Directors (the “2020 options”), which expire on April 23, 2030. The officers’ 2020 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2020 Options were immediately exercisable. The exercise price of $50.00 per share was determined by the compensation committee. The exercise price was greater than the closing market price of the Company's common stock on the date of award, which was $28.02. Using the Black-Scholes model, the Company determined the total fair value of the 2020 Options to be $0.2 million, of which $0.2 million and $23,100 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $23,100 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
The following table summarizes the assumptions used in the valuation of the 2018, 2019, and 2020 option grants. During the twelve months ended December 31, 2020, stock option expense totaling $1.2 million was included in general and administrative expense in the Consolidated Statements of Operations. As of December 31, 2020, the estimated future expense related to unvested stock options was $1.6 million.

	Directors			Officers
Grant date	May 11, 2018	May 3, 2019	April 24, 2020	May 11, 2018	May 3, 2019	April 24, 2020
Exercise price	$49.46	$55.71	$50.00	$49.46	$55.71	$50.00
Volatility	0.192	0.236	0.258	0.177	0.206	0.240
Expected life (years)	5.0	5.0	5.0	7.0	7.0	7.0
Assumed yield	3.70%	3.75%	3.80%	3.75%	3.80%	3.85%
Risk-free rate	2.84%	2.33%	0.36%	2.94%	2.43%	0.51%

The table below summarizes the option activity for the years 2020, 2019, and 2018:

	2020		2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,309,614	$53.38	1,114,169	$52.40	913,320	$52.80
Granted	238,000	50.00	260,000	55.71	245,000	49.46
Exercised	(10,749)	49.19	(57,055)	44.53	(39,151)	42.98
Expired/Forfeited	(34,195)	54.09	(7,500)	56.07	(5,000)	54.78
Outstanding December 31	1,502,670	52.86	1,309,614	53.38	1,114,169	52.40
Exercisable at December 31	971,545	53.01	763,614	52.43	600,919	50.93

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The intrinsic value of options exercised in 2020, 2019, and 2018, was $0.1 million, $0.6 million and $0.5 million, respectively. The date of exercise was the measurement date for shares exercised during the period. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. At December 31, 2020, the final trading day of calendar 2020, the closing price of $31.68 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. Because the closing price was less than the exercise price of all outstanding options, no option had any intrinsic value at December 31, 2020. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2020 are 5.2 and 5.0 years, respectively.

11.     FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and floating rate debt are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, and assuming long term interest rates of approximately 3.40% and 3.55%, would be approximately $981.0 million and $957.4 million as of December 31, 2020 and 2019, respectively, compared to the principal balance of $980.8 million and $938.4 million at December 31, 2020 and 2019, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
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
The Company paid common stock distributions of $2.12 per share in 2020, $2.12 per share in 2019, and $2.08 per share in 2018, Series C preferred stock dividends of $1.80 and $1.72, respectively, per depositary share in 2019 and 2018, Series D preferred stock dividends of $1.53, $1.53 and $1.05, respectively, per depositary share in 2020, 2019, and 2018, and Series E preferred stock dividends of $1.50 and $0.06, respectively, per depositary share in 2020 and 2019. Of the common stock dividends paid, $1.43 per share, $2.00 per share, and $1.61 per share, represented ordinary dividend income in 2020, 2019, and 2018, respectively, and $0.69 per share, $0.12 per share, and $0.47 per share represented return of capital to the shareholders in 2020, 2019, and 2018, respectively. All of the preferred dividends paid represented ordinary dividend income.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following summarizes distributions paid during the years ended December 31, 2020, 2019, and 2018, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
(Dollars in thousands, except per share amounts)	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shares Issued	Discounted Share Price	Limited Partnership Units Issued	Average Unit Price
Distributions during 2020
4th Quarter	$2,798	$12,371	$4,195	117,368	$24.08	23,370	$24.35
3rd Quarter	2,798	12,373	4,188	14,525	28.98	13,108	29.47
2nd Quarter	2,799	12,364	4,188	12,627	32.22	—	—
1st Quarter	2,799	12,275	4,180	83,978	48.59	15,101	49.40
Total 2020	$11,194	$49,383	$16,751	228,498		51,579
Distributions during 2019
4th Quarter	$3,531	$12,251	$4,173	104,558	$52.84	13,747	$53.73
3rd Quarter	2,953	12,195	4,166	105,753	53.66	13,406	54.56
2nd Quarter	2,953	12,116	4,155	99,804	51.38	20,041	51.99
1st Quarter	2,953	12,006	4,148	120,347	51.28	13,742	52.16
Total 2019	$12,390	$48,568	$16,642	430,462		60,936
Distributions during 2018
4th Quarter	$2,953	$11,706	$4,062	216,476	$49.34	13,867	$50.20
3rd Quarter	2,953	11,590	4,055	201,500	51.68	13,107	52.60
2nd Quarter	2,672	11,545	3,942	85,202	47.54	42,422	47.83
1st Quarter	3,824	11,465	3,922	69,750	52.71	38,037	53.03
Total 2018	$12,402	$46,306	$15,981	572,928		107,433
In December 2020, the Board of Directors of the Company authorized a distribution of $0.53 per common share payable in January 2021 to holders of record on January 15, 2021. As a result, $12.4 million was paid to common shareholders on January 29, 2021. Also, $4.2 million was paid to limited partnership unitholders on January 29, 2021 ($0.53 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of (a) $0.3750 per Series E depositary share and (b) $0.3828 per Series D depositary share to holders of record on January 4, 2021. As a result, $2.8 million was paid to preferred shareholders on January 15, 2021. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.
14.    INTERIM RESULTS (Unaudited)
The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2020 and 2019.

(In thousands, except per share amounts)	2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$56,943	$53,220	$56,760	$58,284
Net Income	16,829	10,208	11,603	11,676
Net income attributable to Saul Centers, Inc.	13,264	8,328	9,367	9,423
Net income available to common stockholders	10,466	5,530	6,569	6,623
Net income available to common stockholders per diluted share	0.45	0.24	0.28	0.28

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(In thousands, except per share amounts)	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$59,750	$58,141	$57,052	$56,582
Net Income	17,077	16,750	15,328	15,041
Net income attributable to Saul Centers, Inc.	13,447	13,232	12,226	12,818
Net income available to common stockholders	10,494	10,279	9,016	6,464
Net income available to common stockholders per basic and diluted share	0.46	0.45	0.39	0.27

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

SAUL CENTERS, INC. Notes to Consolidated Financial Statements
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2020	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$161,854	$63,353	$—	$225,207
Expenses	(35,198)	(23,219)	—	(58,417)
Income from real estate	126,656	40,134	—	166,790
Interest expense, net and amortization of deferred debt costs	—	—	(46,519)	(46,519)
General and administrative	—	—	(19,107)	(19,107)
Depreciation and amortization of deferred leasing costs	(30,891)	(20,235)	—	(51,126)
Gain on sale of property	278	—	—	278
Net income (loss)	$96,043	$19,899	$(65,626)	$50,316
Capital investment	$15,203	$40,965	$—	$56,168
Total assets	$975,195	$643,503	$26,874	$1,645,572

As of or for the year ended December 31, 2019
Real estate rental operations:
Revenue	$167,888	$63,637	$—	$231,525
Expenses	(36,119)	(21,814)	—	(57,933)
Income from real estate	131,769	41,823	—	173,592
Interest expense, net and amortization of deferred debt costs	—	—	(41,834)	(41,834)
General and administrative	—	—	(20,793)	(20,793)
Depreciation and amortization of deferred leasing costs	(29,112)	(17,221)	—	(46,333)
Change in fair value of derivatives	—	—	(436)	(436)
Net income (loss)	$102,657	$24,602	$(63,063)	$64,196
Capital investment	$33,968	$101,695	$—	$135,663
Total assets	$980,096	$625,183	$13,061	$1,618,340

As of or for the year ended December 31, 2018
Real estate rental operations:
Revenue	$164,344	$62,875	$—	$227,219
Expenses	(34,643)	(20,935)	—	(55,578)
Income from real estate	129,701	41,940	—	171,641
Interest expense, net and amortization of deferred debt costs	—	—	(44,768)	(44,768)
General and administrative	—	—	(18,459)	(18,459)
Depreciation and amortization of deferred leasing costs	(29,251)	(16,610)	—	(45,861)
Change in fair value of derivatives	—	—	(3)	(3)
Gain on sale of property	509	—	—	509
Net income (loss)	$100,959	$25,330	$(63,230)	$63,059
Capital investment	$13,485	$115,165	$—	$128,650
Total assets	$971,321	$537,500	$18,668	$1,527,489

16.    Impact of COVID-19
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
While the Company’s grocery stores, pharmacies, banks and home improvement stores generally remain open, restaurants, if open, are operating at limited capacity, with many offering only delivery and curbside pick-up, and most health, beauty supply and services, fitness centers, and other non-essential businesses are in various phases of re-opening depending on location. The Company is generally not charging late fees or delinquent interest on past due rent payments and, in many cases, rent deferral agreements are being negotiated to allow tenants temporary relief where needed. As of February 23, 2021, payments by tenants of contractual base rent and operating expense and real estate tax recoveries totaled approximately 94% for the fourth quarter of 2020.
The following is a summary of the Company's consolidated total collections of fourth quarter 2020 rent billings, including minimum rent, operating expense recoveries, and real estate tax reimbursements as of February 23, 2021:
2020 fourth quarter
•94% of 2020 fourth quarter total billings has been paid by our tenants.
▪94% of retail
▪93% of office
▪100% of residential
▪Additionally, rent deferral agreements comprising approximately 0.5% of 2020 fourth quarter total billings have been executed. The executed deferrals typically cover three months of rent and are generally scheduled to be repaid during 2021 and 2022. As a condition to granted rent deferrals, we have sought, and in some cases received, extended lease terms, or waivers of certain adjacent use or common area restrictions.
▪Through February 23, 2021, no fourth quarter deferred rents have come due. Deferrals represent 9% of the total unpaid balance for the quarter.

17.    Subsequent Events
The Company has reviewed operating activities for the period subsequent to December 31, 2020 and prior to the date that financial statements are issued, February 25, 2021, and determined there are no subsequent events that are required to be disclosed.

Schedule III

SAUL CENTERS, INC. Real Estate and Accumulated Depreciation December 31, 2020 (Dollars in Thousands)
		Costs										Buildings
		Capitalized	Basis at Close of Period									and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashbrook Marketplace, Ashburn, VA	$8,938	$19,897	$8,938	$19,744	$153	$28,835	$453	$28,382	$21,922	2019	05/18	50
Ashburn Village, Ashburn, VA	11,431	20,493	6,764	25,138	22	31,924	14,989	16,935	25,253	1994 & 2000-6	3/94	40
Ashland Square Phase I, Dumfries, VA	1,178	5,298	1,178	5,298	—	6,476	2,438	4,038	—	2007, 2013	12/04	20 & 50
Beacon Center, Alexandria, VA	24,161	18,485	22,691	19,955	—	42,646	15,823	26,823	34,223	1960 & 1974	1/72 , 11/16	40 & 50
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623	—	22,623	10,018		3/08	—
Boca Valley Plaza, Boca Raton, FL	16,720	2,614	5,735	13,599	—	19,334	5,681	13,653	—		2/04	40
Boulevard, Fairfax, VA	4,883	4,709	3,687	5,905	—	9,592	3,466	6,126	15,191	1969, 1999 & 2009	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	4,711	9,789	21,959	—	31,748	9,966	21,782	—		4/04	40
Broadlands Village, Ashburn, VA	5,316	35,823	5,300	35,826	13	41,139	13,811	27,328	30,467	2002-3, 2004 & 2006	3/02	40 & 50
Burtonsville Town Square, Burtonsville, MD	74,212	6,261	28,401	51,821	251	80,473	5,184	75,289	35,836	2010	1/17	20 & 45
Countryside Marketplace, Sterling, VA	28,912	4,156	7,666	25,402	—	33,068	11,364	21,704	—		2/04	40
Cranberry Square, Westminster, MD	31,578	692	6,700	25,570	—	32,270	6,166	26,104	15,290		9/11	40
Cruse MarketPlace, Cumming, GA	12,226	688	3,901	9,013	—	12,914	3,914	9,000	—		3/04	40
Flagship Center, Rockville, MD	160	9	169	—	—	169	—	169	—	1972	1/72	—
French Market, Oklahoma City, OK	5,781	15,984	1,118	20,647	—	21,765	13,133	8,632	—	1972 & 1998	3/74	50
Germantown, Germantown, MD	2,034	566	2,034	566	—	2,600	455	2,145	—	1990	34,208	40
The Glen, Woodbridge, VA	12,918	8,466	5,300	16,084	—	21,384	10,659	10,725	21,933	1993 & 2005	6/94	40
Great Falls Center, Great Falls, VA	41,750	3,203	14,766	30,187	—	44,953	10,378	34,575	9,788		3/08	40
Hampshire Langley, Takoma, MD	3,159	3,368	1,892	4,635	—	6,527	4,008	2,519	13,480	1960	1/72	40
Hunt Club Corners, Apopka, FL	12,584	4,519	4,822	12,281	—	17,103	5,250	11,853	5,109		6/06, 12/12	40
Jamestown Place, Altamonte Springs, FL	14,055	2,245	4,455	11,845	—	16,300	4,694	11,606	6,110		11/05	40
Kentlands Square I, Gaithersburg, MD	14,379	2,996	5,006	12,369	—	17,375	4,474	12,901	22,012	2002	9/02	40
Kentlands Square II, Gaithersburg, MD	76,723	2,774	23,133	56,364	—	79,497	15,220	64,277	32,585		9/11, 9/13	40
Kentlands Place, Gaithersburg, MD	1,425	7,404	1,425	7,404	—	8,829	4,479	4,350	7,734	2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545	43,227	6,546	43,220	6	49,772	17,708	32,064	29,657	2006	11/02	50
Leesburg Pike Plaza, Baileys Crossroads, VA	2,418	6,294	1,132	7,580	—	8,712	6,266	2,446	13,836	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400	11,612	950	15,041	21	16,012	13,709	2,303	—	1975	12/75	40
Metro Pike Center, Rockville, MD	33,123	4,832	26,064	7,944	3,947	37,955	2,046	35,909	—		12/10	40
Shops at Monocacy, Frederick, MD	9,541	14,385	9,260	14,666	—	23,926	6,643	17,283	27,836	2003-4	11/03	50
Northrock, Warrenton, VA	12,686	15,428	12,686	15,422	6	28,114	5,386	22,728	13,626	2009	01/08	50
Olde Forte Village, Ft. Washington, MD	15,933	6,795	5,409	17,319	—	22,728	8,646	14,082	21,204	2003-4	07/03	40
Olney, Olney, MD	4,963	2,623	3,079	4,507	—	7,586	3,487	4,099	12,125	1972	11/75	40
Orchard Park, Dunwoody, GA	19,377	1,553	7,751	13,179	—	20,930	4,457	16,473	9,136		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	2,029	5,739	14,655	—	20,394	6,088	14,306	—		3/05	40
Ravenwood, Baltimore, MD	1,245	4,256	703	4,798	—	5,501	3,435	2,066	13,095	1959 & 2006	1/72	40
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	26,561	24	22,113	4,472	—	26,585	1,146	25,439	—		10/10, 12/12	40
1500/1580/1582/1584 Rockville Pike, Rockville, MD	51,149	2,750	43,863	7,490	2,546	53,899	6,677	47,222	—		12/12, 1/14, 4/14, 12/14	5, 10, 5, 4
Seabreeze Plaza, Palm Harbor, FL	24,526	2,502	8,665	18,363	—	27,028	7,323	19,705	14,469		11/05	40
Market Place at Sea Colony, Bethany Beach, DE	2,920	261	1,147	2,034	—	3,181	674	2,507	—		3/08	40
Seven Corners, Falls Church, VA	4,848	45,770	4,929	45,689	—	50,618	32,078	18,540	58,607	1956 & 1997	26,846	40
Severna Park Marketplace, Severna Park, MD	63,254	526	12,700	51,080	—	63,780	11,856	51,924	28,480		9/11	40
Shops at Fairfax, Fairfax, VA	2,708	11,062	992	12,778	—	13,770	8,939	4,831	10,127	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	8,345	6,402	19,762	—	26,164	9,655	16,509	—		1/06	40
Southdale, Glen Burnie, MD	18,895	25,098	15,254	28,739	—	43,993	23,105	20,888	—	1962 & 1986	1/72 , 11/16	40
Southside Plaza, Richmond, VA	6,728	11,381	1,878	16,231	—	18,109	13,105	5,004	—	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	4,563	703	6,334	—	7,037	5,228	1,809	—	1970	2/76	40
Thruway, Winston-Salem, NC	7,848	26,569	7,693	26,693	31	34,417	19,638	14,779	—	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	2,636	7,851	11,287	—	19,138	7,761	11,377	12,061	1990	34,208	40
Westview Village, Frederick, MD	6,047	25,265	6,047	25,265	—	31,312	10,448	20,864	—	2009	11/07 , 02/15	50
White Oak, Silver Spring, MD	6,277	6,020	4,649	7,446	202	12,297	6,307	5,990	21,704	1958 & 1967	1/72	40
Other Buildings / Improvements	—	182	—	182	—	182	102	80	—
Total Shopping Centers	841,335	461,349	421,698	873,788	7,198	1,302,684	407,918	894,766	592,914
Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	33,526	3,756	51,229	—	54,985	40,108	14,877	25,224	1984, 1986,1990, 1998 & 2000	12/84, 8/85, 2/86, 4/98 & 10/2000	35 & 40
Clarendon Center, Arlington, VA (1)	12,753	186,314	16,287	182,780	—	199,067	51,725	147,342	94,712	2010	7/73, 1/96 & 4/02	50
Park Van Ness, Washington, DC	2,242	91,715	2,242	91,715	—	93,957	13,739	80,218	66,420	2016	7/73, 2/11	50
601 Pennsylvania Ave., Washington, DC	5,479	69,328	5,667	69,140	—	74,807	59,413	15,394	—	1986	26846	35
The Waycroft, Arlington, VA	52,067	225,226	52,025	216,617	8,651	277,293	4,722	272,571	146,083	2017	8/14, 12/14, 9/15, 8/16,	50
Washington Square, Alexandria, VA	2,034	57,078	544	58,568	—	59,112	30,081	29,031	55,398	1952 & 2000	26,846	50
Total Mixed-Use Properties	96,034	663,187	80,521	670,049	8,651	759,221	199,788	559,433	387,837

Development Land
Ashland Square Phase II, Manassas, VA	5,292	4,642	7,029	—	2,905	9,934	—	9,934	—		12/04
New Market, New Market, MD	2,088	146	2,234	—	—	2,234	—	2,234	—		9/05
Hampden House (formerly 7316 Wisconsin Avenue), Bethesda, MD	39,641	11,082		—	50,723	50,723	—	50,723	—		10/18, 12/18
Total Development Land	47,021	15,870	9,263	—	53,628	62,891	—	62,891	—
Total	$984,390	$1,140,406	$511,482	$1,543,837	$69,477	$2,124,796	$607,706	$1,517,090	$980,751

(1)Includes the North and South Blocks and Residential

Schedule III
SAUL CENTERS, INC.
Real Estate and Accumulated Depreciation
December 31, 2020

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
of the improvements
The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.55 billion at December 31, 2020. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.
The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2020 are summarized as follows:

(In thousands)	2020	2019	2018
Total real estate investments:
Balance, beginning of year	$2,081,597	$1,948,165	$1,803,200
Acquisitions	—	—	48,579
Improvements	45,396	135,966	98,917
Retirements	(2,197)	(2,534)	(2,531)
Balance, end of year	$2,124,796	$2,081,597	$1,948,165
Total accumulated depreciation:
Balance, beginning of year	$563,474	$525,518	$488,166
Depreciation expense	45,865	40,490	39,768
Retirements	(1,633)	(2,534)	(2,416)
Balance, end of year	$607,706	$563,474	$525,518