Form 10-Q
period 2021-03-31
SAUL CENTERS, INC.
filed 2021-05-10
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
        ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
OR
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
(Address of principal executive office) (Zip Code)
Registrant’s telephone number, including area code (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol:	Name of exchange on which registered:
Common Stock, Par Value $0.01 Per Share	BFS	New York Stock Exchange
Depositary Shares each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock, Par Value $0.01 Per Share	BFS/PRD	New York Stock Exchange
Depositary Shares each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock, Par Value $0.01 Per Share	BFS/PRE	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of April 30, 2021: 23.5 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	March 31, 2021	December 31, 2020
Assets
Real estate investments
Land	$513,074	$511,482
Buildings and equipment	1,555,731	1,543,837
Construction in progress	151,699	69,477
	2,220,504	2,124,796
Accumulated depreciation	(617,984)	(607,706)
	1,602,520	1,517,090
Cash and cash equivalents	14,554	26,856
Accounts receivable and accrued income, net	62,645	64,917
Deferred leasing costs, net	26,169	26,872
Finance lease right-of-use asset	19,362	—
Other assets	9,006	9,837
Total assets	$1,734,256	$1,645,572
Liabilities
Notes payable	$814,268	$827,603
Construction loan payable	146,551	144,607
Revolving credit facility payable	103,548	103,913
Term loan facility payable	74,816	74,791
Accounts payable, accrued expenses and other liabilities	27,464	24,384
Deferred income	24,812	23,293
Dividends and distributions payable	19,510	19,448
Finance lease liability	19,425	—
Total liabilities	1,230,394	1,218,039
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 23,573,804 and 23,476,626 shares issued and outstanding, respectively	236	235
Additional paid-in capital	423,787	420,625
Partnership units in escrow	79,300	—
Distributions in excess of accumulated earnings	(246,559)	(241,535)
Total Saul Centers, Inc. equity	441,764	364,325
Noncontrolling interests	62,098	63,208
Total equity	503,862	427,533
Total liabilities and equity	$1,734,256	$1,645,572
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2021	2020
Revenue
Rental revenue	$57,756	$55,415
Other	968	1,528
Total revenue	58,724	56,943
Expenses
Property operating expenses	8,686	7,036
Real estate taxes	7,829	7,153
Interest expense, net and amortization of deferred debt costs	11,988	9,594
Depreciation and amortization of lease costs	12,748	11,281
General and administrative	4,678	5,050
Total expenses	45,929	40,114
Net Income	12,795	16,829
Noncontrolling interests
Income attributable to noncontrolling interests	(2,533)	(3,565)
Net income attributable to Saul Centers, Inc.	10,262	13,264
Preferred stock dividends	(2,798)	(2,798)
Net income available to common stockholders	$7,464	$10,466
Per share net income available to common stockholders
Basic and diluted	$0.32	$0.45
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership units in Escrow	Distributions in Excess of Accumulated Earnings	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance at January 1, 2021	$185,000	$235	$420,625	$—	$(241,535)	$364,325	$63,208	$427,533
Issuance of shares of common stock:
96,268 shares pursuant to dividend reinvestment plan	—	1	2,839	—	—	2,840	—	2,840
910 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	323	—	—	323	—	323
Issuance of 19,493 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	575	575
1,416,071 partnership units placed in escrow pursuant to Twinbrook contribution	—	—	—	79,300	—	79,300	—	79,300
Net income	—	—	—	—	10,262	10,262	2,533	12,795
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	—	(12,488)	(12,488)	(4,218)	(16,706)
Balance, March 31, 2021	$185,000	$236	$423,787	$79,300	$(246,559)	$441,764	$62,098	$503,862

Balance at January 1, 2020	$185,000	$232	$410,926	$—	$(221,177)	$374,981	$68,375	$443,356
Issuance of shares of common stock:
83,978 shares pursuant to dividend reinvestment plan	—	1	4,080	—	—	4,081	—	4,081
11,745 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	956	—	—	956	—	956
Issuance of 15,101 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	734	734
Net income	—	—	—	—	13,264	13,264	3,565	16,829
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	—	(12,364)	(12,364)	(4,188)	(16,552)
Balance, March 31, 2020	$185,000	$233	$415,962	$—	$(223,075)	$378,120	$68,486	$446,606

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$12,795	$16,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of lease costs	12,748	11,281
Amortization of deferred debt costs	405	373
Compensation costs of stock grants and options	323	427
Credit losses on operating lease receivables	1,211	130
Decrease in accounts receivable and accrued income	1,061	2,187
Additions to deferred leasing costs	(508)	(4,764)
Decrease in other assets	831	1,448
Increase in accounts payable, accrued expenses and other liabilities	4,356	2,759
Increase (decrease) in deferred income	1,519	(4,620)
Increase in finance lease liability	37	—
Net cash provided by operating activities	34,778	26,050
Cash flows from investing activities:
Acquisitions of real estate investments (1)	(8,399)	—
Additions to real estate investments	(6,069)	(8,516)
Additions to development and redevelopment projects	(4,450)	(13,072)
Net cash used in investing activities	(18,918)	(21,588)
Cash flows from financing activities:
Repayments on notes payable	(13,553)	(23,352)
Proceeds from revolving credit facility	8,000	40,000
Repayments on revolving credit facility	(8,500)	(3,000)
Proceeds from construction loan	1,919	13,862
Additions to deferred debt costs	—	(33)
Proceeds from the issuance of:
Common stock	2,840	4,610
Partnership units (1)	575	734
Distributions to:
Series D preferred stockholders	(1,148)	(1,148)
Series E preferred stockholders	(1,650)	(1,650)
Common stockholders	(12,438)	(12,275)
Noncontrolling interests	(4,207)	(4,180)
Net cash provided by (used in) financing activities	(28,162)	13,568
Net increase (decrease) in cash and cash equivalents	(12,302)	18,030
Cash and cash equivalents, beginning of period	26,856	13,905
Cash and cash equivalents, end of period	$14,554	$31,935
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,689	$9,319
Decrease in accrued real estate investments and development costs	$(1,276)	$(2,836)

(1) The 2021 acquisition of real estate and proceeds from the issuance of partnership units each excludes $79,300 in connection with the contribution of Twinbrook Quarter by the B. F. Saul Real Estate Investment Trust in exchange for limited partnership units that are currently held in escrow. See notes 3 and 4.

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
As of March 31, 2021, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of March 31, 2021, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 5.5% of the Company's total revenue for the three months ended March 31, 2021. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the three months ended March 31, 2021.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of March 31, 2021 and December 31, 2020, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity ("VIE") because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the rights to absorb 74.7% of its net income. Because the Operating Partnership is consolidated into the financial statements of the Company, classification of it as a VIE has no impact on the consolidated financial statements of the Company.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2020, which are included in its Annual Report on Form 10-K. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those instructions. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

2.     Summary of Significant Accounting Policies
Our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 have not changed significantly in amount or composition.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of their respective leases. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, which is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. As of March 31, 2021, $1.8 million of deferred rents have come due. Of the amounts that have come due, $1.6 million has been paid.
At March 31, 2021 and December 31, 2020, accounts receivable was comprised of:

(In thousands)	March 31, 2021	December 31, 2020
Rents currently due	$11,844	$13,321
Deferred rents	7,163	8,205
Straight-line rent	45,697	44,863
Other receivables	3,826	3,751
Allowance for doubtful accounts	(5,885)	(5,223)
Total	$62,645	$64,917

Recently Issued Accounting Standards
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
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the three months ended March 31, 2021.

Notes to Consolidated Financial Statements (Unaudited)

3.    Real Estate
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. During the three months ended March 31, 2021, assets totaling $8.7 million were placed in service in conjunction with the substantial completion of The Waycroft and Ashbrook Marketplace. Construction in progress as of March 31, 2021 and December 31, 2020, is composed of the following:

(In thousands)	March 31, 2021	December 31, 2020
Twinbrook Quarter	$89,280	$—
Hampden House (formerly 7316 Wisconsin Avenue)	51,927	50,723
The Waycroft	—	8,651
Ashbrook Marketplace	—	153
Other	10,492	9,950
Total	$151,699	$69,477
Leases
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
On January 1, 2019, an operating lease right of use asset and corresponding lease liability related to our headquarters lease were recorded in other assets and other liabilities, respectively. The lease expires on February 28, 2022, with one option to renew for an additional five years. The right of use asset and corresponding lease liability totaled $701,200 and $724,100, respectively, at March 31, 2021.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party and internal leasing agents, internal costs such as payroll-related fringe benefits that are direct and incremental to successful commercial leases, amounts attributed to in-place leases associated with acquired properties and lease inducement costs. Effective with the adoption of ASU 2016-02 on January 1, 2019, all costs incurred prior to the execution of a lease are charged to expense and not capitalized. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $26.2 million and $26.9 million, net of accumulated amortization of $45.6 million and $44.5 million, as of March 31, 2021 and December 31, 2020, respectively. Amortization expense, included in depreciation and amortization of lease

Notes to Consolidated Financial Statements (Unaudited)

costs in the Consolidated Statements of Operations, totaled $1.2 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.
Real Estate Investment Properties
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $11.5 million and $10.0 million for the three months ended March 31, 2021 and 2020, respectively. Repairs and maintenance expense totaled $3.9 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
As of March 31, 2021, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges were recorded.
Acquisitions
On November 5, 2019, the Company entered into an agreement (the “Contribution Agreement”) to acquire from the B. F. Saul Real Estate Investment Trust (the “Trust”) approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland (the “Contributed Property”). The Contributed Property is immediately adjacent to approximately 10.3 acres owned by the Company. In exchange for the Contributed Property, the Company will issue to the Trust 1,416,071 limited partnership units in the Operating Partnership, representing an aggregate value of $79.3 million for the Contributed Property. Title to the Contributed Property and the units were placed in escrow until certain conditions of the Contribution Agreement were satisfied.
On March 5, 2021, the Company entered into an amendment to the Contribution Agreement in which it and the Trust agreed to release to the Company from escrow the deed and assignment of the leasehold interest of the Contributed Property, as of that date, and reimbursed the Trust for certain expenses pursuant to the Contribution Agreement totaling $7.4 million. Acquisition costs totaled $1.2 million. The Company recorded a right-of-use asset of $19.4 million and corresponding lease liability of $19.4 million related to the leasehold interest assumed in the transaction. The remaining term of the lease is 61 years, rent increases by 1.5% annually and the incremental borrowing rate used to calculate the lease liability is 5.63%. The leasehold interest is classified as a finance lease and the components are presented within the Finance lease right-of-use asset and Finance lease liability line items on the Consolidated Balance Sheet. Amortization expense and interest expense related to the lease totaled $26,500 and $36,800, respectively, for the three months ended March 31, 2021.
The units will remain in escrow until the conditions of the Contribution Agreement, as amended, are satisfied. Half of the units held in escrow will be released on the "Second Escrow Release" date which is defined as the later of (a) October 18, 2021, or (b) ten (10) days following the date on which there is a final, non-appealable resolution, in a manner favorable to the Company, of certain proceedings relating to the site plan (or, if such proceedings are resolved in a manner favorable to the appellant, ten (10) days following the date on which a substitute site plan relating to the Contributed Property has been approved by the Planning Commission of the City of Rockville and such approval has become final and non-appealable). The remaining units held in escrow will be released two years after the Second Escrow Release.

Notes to Consolidated Financial Statements (Unaudited)

Future contractual payments under the finance lease for years ended December 31, are as follows:

(in thousands)
April 1 through December 31, 2021	$563
2022	863
2023	910
2024	924
2025	938
2026	952
Thereafter	82,195
Subtotal	87,345
Less: Imputed interest	(67,920)
Finance lease liability	$19,425

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of March 31, 2021, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, the “Saul Organization”) holds a 25.3% limited partnership interest in the Operating Partnership represented by approximately 8.0 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company’s Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of March 31, 2021, approximately 1.3 million units could be converted into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.3% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended March 31, 2021 and 2020, were approximately 32.0 million and 31.2 million, respectively.
The 1.4 million limited partnership units placed into escrow in connection with the Contribution Agreement are not eligible to receive distributions from the Operating Partnership until such time as they are released from escrow.

5.    Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $1.1 billion at March 31, 2021, of which approximately $969.1 million was fixed-rate debt and approximately $179.0 million was variable rate debt outstanding under the credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.1 billion as of March 31, 2021.
At March 31, 2021, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of March 31, 2021, the applicable spread for borrowings was 140 basis points under the revolving credit facility and 135 basis points under the term loan. Letters of credit may be issued under the revolving credit facility. As of March 31, 2021, based on the value of the Company’s unencumbered properties, approximately $220.8 million was available under the revolving credit facility, $104.0 million was outstanding and approximately $185,000 was committed for letters of credit.

Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness mortgage (approximately $3.3 million of the $66.0 million outstanding balance at March 31, 2021, which guarantee will be reduced to zero on October 1, 2021), (b) a portion of the Broadlands mortgage (approximately $3.8 million of the $30.3 million outstanding balance at March 31, 2021), (c) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $25.0 million outstanding balance at March 31, 2021), (d) a portion of The Waycroft mortgage (approximately $23.6 million of the $148.0 million outstanding balance at March 31, 2021), (e) the Ashbrook Marketplace

Notes to Consolidated Financial Statements (Unaudited)

mortgage (totaling $21.8 million at March 31, 2021), and (f) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands Pad (totaling $29.6 million at March 31, 2021). All other notes payable are non-recourse.
At December 31, 2020, the principal amount of the Company’s outstanding debt totaled approximately $1.2 billion, of which $980.8 million was fixed rate debt and $179.5 million was variable rate debt, including $104.5 million outstanding under an unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.2 billion as of December 31, 2020.
At March 31, 2021, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2021	$4,975		$22,838	$27,813
2022	140,502	(a)	31,016	171,518
2023	84,225		31,481	115,706
2024	66,164		30,857	97,021
2025	20,363		27,860	48,223
2026	134,088		24,333	158,421
Thereafter	437,162		92,253	529,415
Principal amount	$887,479		$260,638	1,148,117
Unamortized deferred debt costs				8,934
Net				$1,139,183

(a) Includes $104.0 million outstanding under the revolving credit facility.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the credit facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $8.9 million and $9.3 million, net of accumulated amortization of $8.9 million and $8.7 million, at March 31, 2021 and December 31, 2020, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
Interest expense, net and amortization of deferred debt costs for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Interest incurred	$12,681	$13,019
Amortization of deferred debt costs	405	373
Capitalized interest	(1,095)	(3,768)
Interest expense	11,991	9,624
Less: Interest income	3	30
Interest expense, net and amortization of deferred debt costs	$11,988	$9,594

6.    Equity
The consolidated statements of operations for the three months ended March 31, 2021 and 2020, reflect noncontrolling interests of $2.5 million and $3.6 million, respectively, representing income attributable to the Saul Organization for each period.
At March 31, 2021, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but

Notes to Consolidated Financial Statements (Unaudited)

unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At March 31, 2021, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

	Three months ended March 31,
(In thousands)	2021	2020
Weighted average common stock outstanding-Basic	23,542	23,295
Effect of dilutive options	—	4
Weighted average common stock outstanding-Diluted	23,542	23,299
Non-dilutive options	1,423	1,224
Years non-dilutive options were issued	2011 through 2020	2014 through 2019

7.     Related Party Transactions
The Chairman and Chief Executive Officer, the President and Chief Operating Officer, the Executive Vice President-Chief Legal and Administrative Officer and the Senior Vice President-Chief Accounting Officer and Treasurer of the Company are also officers of various members of the Saul Organization and their management time is shared with the Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Senior Vice President-Chief Accounting Officer and Treasurer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $123,100 and $120,700 for the three months ended March 31, 2021 and 2020, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2021 and 2020, the Company credited to employee accounts $33,400 and $49,500, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully

Notes to Consolidated Financial Statements (Unaudited)

vested. The cumulative unfunded liability under this plan was $2.9 million and $2.9 million, at March 31, 2021 and December 31, 2020, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company and the Saul Organization are parties to a shared services agreement (the “Agreement”) that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2021 and 2020, which included rental expense for the Company’s headquarters lease, totaled approximately $2.0 million and $2.2 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, accounts payable, accrued expenses and other liabilities included approximately $869,700 and $782,700, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
On March 5, 2021, the Company acquired from the Trust, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland. See Notes 3 and 4.
In August 2016, the Company entered into an agreement to acquire from the Trust approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The transaction closed on May 9, 2018, and the Company issued 176,680 limited partnership units to the Trust. The Company constructed a shopping center, Ashbrook Marketplace, and may be obligated to issue additional limited partnership units to the Trust in the second quarter of 2021. As of March 31, 2021, the Company estimates this obligation to range in value from $3.0 million to $3.3 million, based on projected net operating income of Ashbrook Marketplace for the 12 months ending May 31, 2021.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, expires in 2022, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $202,900 and $202,300 for the three months ended March 31, 2021 and 2020, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $99,100 and $105,200 for the three months ended March 31, 2021 and 2020, respectively.

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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to

Notes to Consolidated Financial Statements (Unaudited)

have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the three months ended March 31, 2021, 2,947 shares were credited to director's deferred fee accounts and 6,187 shares were issued. As of March 31, 2021, the director's deferred fee accounts comprise 115,388 shares.
During the three months ended March 31, 2021, stock option expense totaling $294,500 was included in general and administrative expense in the Consolidated Statements of Operations. As of March 31, 2021, the estimated future expense related to unvested stock options was $1.3 million.
The table below summarizes the option activity for the three months ended  March 31, 2021:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,502,670	$52.86	$—
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	(80,000)	54.63	—
Outstanding at March 31	1,422,670	52.76	12,337
Exercisable at March 31	924,045	52.89	12,337
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. There were no options exercised during three months ended March 31, 2021. The intrinsic value of stock options exercised during the three months ended March 31, 2020 totaled $85,268. At March 31, 2021, the final trading day of the 2021 first quarter, the closing share price of $40.11 was lower than the exercise price of 1,407,625 outstanding options granted in 2011 and 2013 through 2020. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.2 years and 5.2 years, respectively.

9.     Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term market interest rates of approximately 3.80% and 3.40%, would be approximately $948.3 million and $981.0 million, respectively, compared to the principal balance of $969.1 million and $980.8 million at March 31, 2021 and December 31, 2020, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

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

Notes to Consolidated Financial Statements (Unaudited)

11.    Business Segments
The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income and cash flows from real estate of the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a range of tenants, the types of services provided to them are similar within each segment. The properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2021 presentation.

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended March 31, 2021
Real estate rental operations:
Revenue	$42,444	$16,280	$—	$58,724
Expenses	(10,077)	(6,438)	—	(16,515)
Income from real estate	32,367	9,842	—	42,209
Interest expense, net and amortization of deferred debt costs	—	—	(11,988)	(11,988)
Depreciation and amortization of lease costs	(7,241)	(5,507)	—	(12,748)
General and administrative	—	—	(4,678)	(4,678)
Net income (loss)	$25,126	$4,335	$(16,666)	$12,795
Capital investment	$4,149	$14,769	$—	$18,918
Total assets	$967,458	$751,445	$15,353	$1,734,256

Three months ended March 31, 2020
Real estate rental operations:
Revenue	$41,571	$15,372	$—	$56,943
Expenses	(8,922)	(5,267)	—	(14,189)
Income from real estate	32,649	10,105	—	42,754
Interest expense, net and amortization of deferred debt costs	—	—	(9,594)	(9,594)
Depreciation and amortization of lease costs	(7,386)	(3,895)	—	(11,281)
General and administrative	—	—	(5,050)	(5,050)
Net income (loss)	$25,263	$6,210	$(14,644)	$16,829
Capital investment	$4,202	$17,386	$—	$21,588
Total assets	$973,107	$640,122	$31,611	$1,644,840

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
While the Company’s grocery stores, pharmacies, banks and home improvement stores generally remain open, restaurants, if open, are operating at limited capacity, with many offering only delivery and curbside pick-up, and most health, beauty supply and services, fitness centers, and other non-essential businesses are in various phases of re-opening depending on location. The Company is generally not charging late fees or delinquent interest on past due rent payments and, in many cases, rent deferral agreements are being negotiated to allow tenants temporary relief where needed. As of March 31, 2021, $1.8 million of deferred rents have come due. Of the amounts that have come due, $1.6 million has been paid.

13. Subsequent Events
The Company has reviewed operating activities for the period subsequent to March 31, 2021, and determined there are no subsequent events required to be disclosed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2020. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.
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

Additional information related to these risks and uncertainties are included in “Risk Factors” (Part I, Item 1A of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part I, Item 2 of this Form 10-Q).

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
If the effects of COVID-19 result in continued deterioration of economic and market conditions, or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur during the remainder of 2020 or future periods. As of March 31, 2021, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges have been recorded. However, we have yet to see the long-term effects of COVID-19 and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether impairment charges are warranted.
While the Company’s grocery store, pharmacy, bank and home improvement store tenants generally remain open, restaurants are operating with limited indoor seating, supplemented with delivery and curbside pick-up, and most health, beauty supply and services, fitness centers, and other non-essential businesses are re-opening with limited customer capacity depending on location. As of May 4, 2021, payments by tenants of contractual base rent and operating expense and real estate tax recoveries totaled approximately 96% for the first quarter. The Company is generally not charging late fees or delinquent interest on past due payments and, in many cases, rent deferral agreements have been negotiated to allow tenants temporary relief where needed. The deferral agreements, generally, permit tenants to defer 30 to 90 days of rent, operating expense and real estate tax recovery payments until a later time in their lease term with repayment typically occurring over a 12-month period generally commencing in 2021. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as governmental orders require non-essential businesses to remain at limited capacity or closed and residents to stay at home. We will continue to accrue rental revenue during the deferral period. However, we anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. Rent collections during the first quarter rent relief requests to-date may not be indicative of collections or requests in any future period.
The following is a summary of the Company's executed rent deferral agreements and repayment dates as of May 4, 2021.

(In thousands)
Original Rent Due By Quarter	Original Rent Amount	Repayment Year	Repayment Amount	Amount Due	Amount Collected	Collection Percentage
	(prior to deferral)		(after deferral)			(based on payments currently due)
2020 First Quarter	$66	2020	$331	$331	$317	96%
2020 Second Quarter	6,270	2021	5,806	1,921	1,751	91%
2020 Third Quarter	1,464	2022	1,585
2020 Fourth Quarter	317	2023	354
2021 First Quarter	99	2024	111
April 2021	4	2025	17
Total	$8,220	Thereafter	16
		Total	$8,220	$2,252	$2,068	92%

The following is a summary of the Company's consolidated total collections of the first quarter and April 2021 rent billings, including minimum rent, operating expense recoveries, and real estate tax reimbursements, as of May 4, 2021:
    2021 first quarter
•96% of 2021 first quarter total billings has been paid by our tenants.
▪95% of retail
▪97% of office
▪99% of residential
▪Additionally, rent deferral agreements comprising approximately 0.2% of 2021 first quarter total billings have been executed (or 5% of the total unpaid balance) none of which are with anchor/national tenants. The executed deferrals typically cover three months of rent and are generally scheduled to be paid during 2021 and 2022. As a condition to granted rent deferrals, we have sought, and in some cases received, extended lease terms, or waivers of certain adjacent use or common area restrictions.
    April 2021
▪93% of April 2021 total billings has been paid by our tenants.
▪91% of retail
▪94% of office
▪99% of residential
▪Additionally, rent deferral agreements comprising less than 0.1% of April total billings have been executed, none of which are with anchor/national tenants. These deferrals are structured similarly to the first quarter deferrals.
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
As of April 30, 2021, the Company had $10.0 million of cash and cash equivalents and borrowing availability of approximately $212.8 million under its unsecured revolving credit facility.
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

General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2021.
Overview
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-centric, residential mixed-use projects in the Washington, D.C. metropolitan area. The Company’s operating strategy also includes improvement of the operating performance and internal growth of its Shopping Centers and supplementing its development of residential mixed-used projects with selective redevelopment and renovations of its core Shopping Centers. The residential component of The Waycroft, a project with 491 apartment units and 60,000 square feet of retail space, on North Glebe Road, within two blocks of the Ballston Metro Station, in Arlington, Virginia was placed into service in April 2020. The Company also has a pipeline of zoned sites in its portfolio, some of which are currently shopping center operating properties, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located adjacent to red line Metro stations in Montgomery County, Maryland.
The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, generally anchor stores such as supermarkets, drug stores and fitness centers. The Company has seven new pad site tenants, including three at our newly developed Ashbrook Marketplace shopping center, that began paying rent in 2020. Annualized rent from these seven pad sites totals approximately $1.1 million. Additionally, the Company has executed leases or leases are under negotiation for ten more pad sites, tenants of five of which are expected to begin paying rent in 2021. The annualized rent from these ten pad sites is expected to total approximately $1.6 million.
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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area had remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, decreased to 92.2% at March 31, 2021, from 96.3% at March 31, 2020. We expect the volume of lease renewals in 2021, and the rental rates at which leases renew, will be negatively impacted by the effects of COVID-19 when comparing executed retail leases to prior year leasing activity.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of March 31, 2021, amortizing fixed-rate mortgage debt with staggered maturities from 2021 to 2035 represented approximately 84.4% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of $179.0 million outstanding under the credit facility. As of March 31, 2021, the Company has availability of approximately $220.8 million under its $325.0 million unsecured revolving credit facility.

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

	Three months ended March 31,
	2021	2020	2019	2018	2017
Base rent	$20.54	$19.83	$20.08	$20.26	$18.91
Effective rent	$18.79	$18.14	$18.14	$18.33	$17.12

Recent Developments
The Company completed construction of The Waycroft, a project with 491 apartment units and 60,000 square feet of retail space on 2.8 acres of land located on North Glebe Road in Arlington, Virginia, and apartment occupancy commenced in April 2020. The total cost of the project, including acquisition of land, is expected to be approximately $279.0 million. A portion of the cost is being financed with a $157.0 million construction-to-permanent loan. Including approximately $19.1 million of capitalized interest, costs incurred through March 31, 2021 total approximately $277.7 million, of which $148.0 million has been financed by the loan. Leases have been executed for a 41,500 square foot Target and 12,600 square feet of retail shop space, resulting in approximately 90% of the planned retail space being leased. Target began operating in August 2020 and 2,400 square feet of retail space became operational during the third quarter of 2020. Applications have been received for 485 residential leases, approximately 99% of the available units, with 478 units occupied as of May 4, 2021.
In May 2018, the Company acquired from the Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company has substantially completed construction of Ashbrook Marketplace, an approximately 86,000 square foot neighborhood shopping center. A 29,000 square foot Lidl grocery store opened in November 2019, and the shopping center is 100% leased. The first small shop opened for business in April 2020, and all tenants, except one 3,231 square foot shop tenant and the free standing and under construction Bourbon restaurant, were open and paying rent as of February 23, 2021. The Company may be obligated to issue additional limited partnership units to the Trust in the second quarter of 2021. As of March 31, 2021, the Company estimates this obligation to range in value from $3.0 million to $3.3 million, based on projected net operating income of Ashbrook Marketplace for the 12 months ending May 31, 2021.
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

On November 5, 2019, the Company entered into a Contribution Agreement to acquire the Contributed Property from the Trust. The Contributed Property is immediately adjacent to approximately 10.3 acres owned by the Company. In exchange for the Contributed Property, the Company will issue to the Trust 1,416,071 limited partnership units in the Operating Partnership. Title to the Contributed Property and the units were placed in escrow until certain conditions of the Contribution Agreement were satisfied.
On March 5, 2021, the Company entered into an amendment to the Contribution Agreement in which it and the Trust agreed to release to the Company from escrow the deed and assignment of the leasehold interest of the Contributed Property, as of that date, and reimburse the Trust for certain expenses pursuant to the Contribution Agreement. The units will remain in escrow until the conditions of the Contribution Agreement, as amended, are satisfied. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. On April 30, 2021, the Operating Partnership became the guarantor of the ground lease related to Twinbrook Quarter.
The Company has acquired title to the property earlier than originally contemplated in order to have complete control over the final aspects of predevelopment, project bidding, contractor selection and lender discussions in support of Phase I. This control will also assure the preservation of the Wegmans lease and its value to this site and, as importantly, to the Company’s adjacent holdings.
The full project plan for redevelopment of a major mixed-use project spanning both the Company’s property and the Contributed Property was finalized in 2019 and rights to develop the project extend for a thirty-year term to 2049. A site plan allowing for development of a planned Phase I within the Contributed Property, which includes an 80,000 square foot Wegmans, adjacent small shop space, 450 apartments and a 230,000 square foot office building, was approved by the City of Rockville in August 2020. The approval of the site plan was unanimous, however, it has been appealed by a local resident, but such appeal is not a technical or actual prohibition on moving forward with development. The phasing of these improvements and the timing of construction will depend on removal of contingencies, favorable resolution of the site plan appeal, building permit approval and market conditions. The development potential of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
Effective March 31, 2021, Scott V. Schneider retired as the Company’s Chief Financial Officer. Mr. Schneider will continue to serve the Company as a consultant. Effective April 1, 2021, Carlos L. Heard was appointed the Company’s Chief Financial Officer. Mr. Heard has served as Senior Vice President, Acquisitions and Development, B. F. Saul Company and Affiliates from 2019 to present; Vice President, Acquisitions and Development from 2013 to 2018; and Vice President, Acquisitions and Finance from 2010 to 2012. Prior to joining the B. F. Saul Company and Affiliates, Mr. Heard was Group Vice President of Capital Markets and Commercial Real Estate at Chevy Chase Bank, where he worked from 1998 to 2009.
Effective May 7, 2021, D. Todd Pearson was appointed the Company's President and Chief Operating Officer. The Company’s former President, B. F. Saul II, who served in that position since October 2019, will continue to serve the Company as Chairman of the Board and Chief Executive Officer.

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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors when identifying impairment indicators including recurring operating losses, significant decreases in occupancy, and significant adverse changes in market conditions, legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected.
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

Results of Operations
Three months ended March 31, 2021 (the "2021 Quarter") compared to the three months ended March 31, 2020 (the "2020 Quarter")
Revenue

	Three months ended March 31,		2020 to 2021 Change
(Dollars in thousands)	2021	2020	Amount	Percent
Base rent	$48,659	$46,348	$2,311	5.0%
Expense recoveries	9,411	8,616	795	9.2%
Percentage rent	599	290	309	106.6%
Other property revenue	298	291	7	2.4%
Credit losses on operating lease receivables	(1,211)	(130)	(1,081)	831.5%
Rental revenue	57,756	55,415	2,341	4.2%
Other revenue	968	1,528	(560)	(36.6)%
Total revenue	$58,724	$56,943	$1,781	3.1%

Base rent includes $835,600 and $356,400 for the 2021 Quarter and 2020 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $346,900 and $352,900, for the 2021 Quarter and 2020 Quarter,

respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 3.1% in the 2021 Quarter compared to the 2020 Quarter, as described below.
Base Rent. The $2.3 million increase in base rent in the 2021 Quarter compared to the 2020 Quarter is primarily attributable to the commencement of operations of The Waycroft in April 2020 ($2.9 million).
Expense Recoveries. Expense recoveries increased 9.2% in the 2021 Quarter compared to the 2020 Quarter primarily due to an increase in recoverable property operating expenses.
Percentage Rent. The 106.6% increase in percentage rent in the 2021 Quarter compared to the 2020 Quarter is primarily attributable to increased sales reported by anchor tenants at multiple Shopping Centers.
Credit Losses on Operating Lease Receivables. Credit losses on operating lease receivables for the 2021 Quarter increased $1.1 million from the 2020 Quarter. The increase is primarily due to increased reserves across the portfolio as a result of the impact of COVID-19 on tenant operations.
Other Revenue. Other revenue decreased $0.6 million primarily due to lower lease termination fees ($0.3 million) and lower parking income ($0.2 million).
Expenses

	Three months ended March 31,		2020 to 2021 Change
(Dollars in thousands)	2021	2020	Amount	Percent
Property operating expenses	$8,686	$7,036	$1,650	23.5%
Real estate taxes	7,829	7,153	676	9.5%
Interest expense, net and amortization of deferred debt costs	11,988	9,594	2,394	25.0%
Depreciation and amortization of lease costs	12,748	11,281	1,467	13.0%
General and administrative	4,678	5,050	(372)	(7.4)%
Total expenses	$45,929	$40,114	$5,815	14.5%

Total expenses increased 14.5% in the 2021 Quarter compared to the 2020 Quarter, as described below. The Waycroft mixed-use development opened in April 2020 and, concurrent with the opening, interest, real estate taxes and all other costs associated with the residential portion of the property, including depreciation (collectively, $5.1 million), began to be charged to expense, while revenue continues to grow as occupancy increases.
Property Operating Expenses. Property operating expenses increased 23.5% in the 2021 Quarter primarily due to (a) higher snow removal costs ($1.3 million), (b) the substantial completion of The Waycroft in April 2020 ($1.0 million), partially offset by (c) lower overall property operating expenses, exclusive of The Waycroft ($0.6 million).
Real Estate Taxes. Real estate taxes increased 9.5% in the 2021 Quarter primarily due to the substantial completion of The Waycroft in April 2020 ($0.5 million) and cessation of capitalization of those taxes.
Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs increased 25.0% in the 2021 Quarter primarily due to lower capitalized interest as a result of the opening of The Waycroft in April 2020 ($2.0 million).
Depreciation and Amortization of Lease Costs. Depreciation and amortization increased 13.0% in the 2021 Quarter primarily due to The Waycroft being placed in service in April 2020 ($1.7 million).
General and Administrative. General and administrative expenses decreased 7.4% in the 2021 Quarter primarily due to reduced overhead expenses including a corporate hiring freeze and reduction of business travel and discretionary spending such as professional seminars.

Same property revenue and same property operating income
Same property revenue and same property operating income are non-GAAP financial measures of performance and improve the comparability of these measures by excluding the results of properties which were not in operation for the entirety of the comparable reporting periods.
We define same property revenue as total revenue minus the revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property operating income as net income plus (a) interest expense, net and amortization of deferred debt costs, (b) depreciation and amortization of lease costs, (c) general and administrative expenses, and (d) change in fair value of derivatives, minus (e) gains on property dispositions and (f) the operating income of properties which were not in operation for the entirety of the comparable periods.
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

The tables below provide reconciliations of total property revenue and property operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results for the three months ended March 31, 2021 and 2020 include 50 Shopping Centers and six Mixed-Use properties.
Same property revenue

(in thousands)	Three months ended March 31,
	2021	2020
Total revenue	$58,724	$56,943
Less: Acquisitions, dispositions and development properties	(3,173)	—
Total same property revenue	$55,551	$56,943

Shopping Centers	$42,444	$41,571
Mixed-Use properties	13,107	15,372
Total same property revenue	$55,551	$56,943

Total Shopping Center revenue	$42,444	$41,571
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center revenue	$42,444	$41,571

Total Mixed-Use property revenue	$16,280	$15,372
Less: Mixed-Use acquisitions, dispositions and development properties	(3,173)	—
Total same Mixed-Use revenue	$13,107	$15,372
The $1.4 million decrease in same property revenue for the 2021 Quarter compared to the 2020 Quarter, was primarily due to (a) lower base rent across the Mixed-Use portfolio ($1.2 million), (b) higher credit losses on operating lease receivables and corresponding reserves (collectively, $1.0 million), (b) lower parking income ($0.3 million), (c) lower lease termination fees ($0.3 million), partially offset by (d) higher expense recoveries due to increased recoverable expenses ($0.7 million) and (e) higher base rent from Shopping Centers, primarily due to the stabilization of Ashbrook Marketplace ($0.5 million) and the lease expiration and re-leasing of the grocery anchor at Shops at Fairfax, which opened in August 2020 ($0.3 million).

Same property operating income

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income	$12,795	$16,829
Add: Interest expense, net and amortization of deferred debt costs	11,988	9,594
Add: Depreciation and amortization of lease costs	12,748	11,281
Add: General and administrative	4,678	5,050
Property operating income	42,209	42,754
Less: Acquisitions, dispositions and development properties	(1,676)	—
Total same property operating income	$40,533	$42,754

Shopping Centers	$32,367	$32,649
Mixed-Use properties	8,166	10,105
Total same property operating income	$40,533	$42,754

Shopping Center operating income	$32,367	$32,649
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center operating income	$32,367	$32,649

Mixed-Use property operating income	$9,842	$10,105
Less: Mixed-Use acquisitions, dispositions and development properties	(1,676)	—
Total same Mixed-Use property operating income	$8,166	10,105
The $2.2 million decrease in same property operating income in the 2021 Quarter compared to the 2020 Quarter was primarily due to (a) lower base rent across the Mixed-Use portfolio ($1.2 million) and (b) higher credit losses on operating lease receivables and corresponding reserves (collectively, $1.0 million).
Liquidity and Capital Resources
Cash and cash equivalents totaled $14.6 million and $31.9 million at March 31, 2021 and 2020, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$34,778	$26,050
Net cash used in investing activities	(18,918)	(21,588)
Net cash provided by (used in) financing activities	(28,162)	13,568
Increase (decrease) in cash and cash equivalents	$(12,302)	$18,030
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding. We currently expect a short term decrease in cash provided by operating activities because our tenants are impacted by the COVID-19 pandemic (see "Impact of COVID-19").

Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $2.7 million decrease in cash used in investing activities is primarily due to (a) lower development expenditures ($8.6 million) and (b) decreased additions to real estate investments throughout the portfolio ($2.4 million), partially offset by (c) an increase in acquisitions of real estate investments ($8.4 million).
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is in the early stages of the development of Phase I of the Twinbrook Quarter, a project that includes an 80,000 square foot Wegmans, adjacent small shop space, 450 apartments and a 230,000 square foot office building in Rockville, Maryland. The Company is in the process of evaluating financing options for the project. Costs incurred are currently funded through working capital, including the Company's existing line of credit. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
Management believes that the Company’s capital resources, which at April 30, 2021 included cash balances of approximately $10.0 million and borrowing availability of approximately $212.8 million on its unsecured revolving credit facility, provide sufficient liquidity and flexibility to meet the needs of the Company's operations as the effects of the COVID-19 pandemic continue to evolve.
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 94,231 and 82,783 shares under the DRIP at a weighted average discounted price of $29.50 and $48.59 per share, during the three months ended March 31, 2021 and 2020, respectively. The Company issued 19,493 and 15,101 limited partnership units under the DRIP at a weighted average price of $29.83 and $49.40 per unit during the three months ended March 31, 2021 and 2020, respectively. The Company also credited 2,037 and 1,195 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $29.50 and $48.59 per share, during the three months ended March 31, 2021 and 2020, respectively.

Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2021.
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
At March 31, 2021, the Company had a $400.0 million credit facility comprised of a $325.0 million revolving facility and a $75.0 million term loan. As of March 31, 2021, the applicable spread for borrowings was 140 basis points under the revolving credit facility and 135 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. Letters of credit may be issued under the revolving credit facility. As of March 31, 2021, based on the value of the Company’s unencumbered properties, approximately $220.8 million was available under the revolving credit facility, $104.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of March 31, 2021, the Company was in compliance with all such covenants.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the 2021 Quarter, totaled $22.7 million, a decrease of 10.1% compared to the 2020 Quarter. FFO available to common stockholders and noncontrolling interests decreased primarily due to (a) higher credit losses on operating lease receivables and corresponding reserves (collectively, $1.0 million), (b) lower base rent, exclusive of The Waycroft ($0.6 million), (c) lower lease termination fees ($0.3 million) and (d) initial operations of The Waycroft ($0.3 million).
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
Net income	$12,795	$16,829
Add:
Real estate depreciation and amortization	12,748	11,281
FFO	25,543	28,110
Subtract:
Preferred stock dividends	(2,798)	(2,798)
FFO available to common stockholders and noncontrolling interests	$22,745	$25,312
Weighted average shares and units:
Basic	31,493	31,192
Diluted (2)	31,965	31,196
Basic FFO per share available to common stockholders and noncontrolling interests	$0.72	$0.81
Diluted FFO per share available to common stockholders and noncontrolling interests	$0.71	$0.81

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
2    Beginning March 5, 2021, fully diluted shares and units includes 1,416,071 limited partnership units that are currently held in escrow related to the contribution of Twinbrook Quarter by the Saul Trust. The units will remain in escrow until the conditions of the Contribution Agreement, as amended, are satisfied.

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
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2021	50	7	7,876,455	1,136,937	93.1%	86.0%
March 31, 2020	50	6	7,872,035	1,076,837	95.8%	92.3%
As of March 31, 2021, 92.2% of the Commercial portfolio was leased, compared to 95.3% March 31, 2020. On a same property basis, 92.2% of the Commercial portfolio was leased, compared to 96.3% at March 31, 2020. As of March 31, 2021, the Residential portfolio was 96.9% leased compared to 96.7% at March 31, 2020.
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

			Average Base Rent per Square Foot
Three months ended March 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2021	270,004	61	$18.29	$20.00
2020	427,692	64	34.41	35.54

Additional information about the 2021 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	16	46
Square feet	42,135	236,471
Per square foot average annualized:
Base rent	$19.07	$17.54
Tenant improvements	(2.34)	(0.43)
Leasing costs	(0.68)	(0.04)
Rent concessions	(0.65)	(0.15)
Effective rents	$15.40	$16.92

During the three months ended March 31, 2021, on a same property basis, the Company entered into 130 new or renewed apartment leases. The average monthly rent per square foot decreased to $3.18 from $3.53. During the three months ended March 31, 2020, the Company entered into 97 new or renewed apartment leases. The average monthly rent per square foot increased to $3.54 from $3.51.
As of December 31, 2020, 889,250 square feet of Commercial space was subject to leases scheduled to expire in 2021. Of those leases, as of March 31, 2021, leases representing 674,346 square feet of Commercial space have not yet renewed and are scheduled to expire over the next three months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	674,346
Average base rent per square foot	$23.89
Estimated market base rent per square foot	$22.68

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
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of March 31, 2021, the Company had variable rate indebtedness totaling $179.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at March 31, 2021 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $1.8 million based on those balances. As of March 31, 2021, the Company had fixed-rate indebtedness totaling $969.1 million with a weighted average interest rate of 4.94%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2021 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $51.5 million less than the carrying value.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer and its Senior Vice President-Chief Accounting Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
During the quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
None
Item 1A.    Risk Factors
Except as set forth below, the Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2020 Annual Report of the Company on Form 10-K.
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
The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. For example, as of March 31, 2021, approximately 21% of base rent is generated from tenants in lines of trade that have been significantly impacted by mandated temporary closures or other social-distancing guidelines issued by federal, state and local governments including:
•beauty services and dry cleaners (6%);
•full-service and limited-service restaurants (4%);
•apparel and footwear (4%);
•specialty retail (3%);
•health and fitness (3%); and
•other (1%).

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 31, 2021 dividend distribution acquired 84,028 shares of common stock at a price of $29.50 per share and 19,493 limited partnership units at a price of $29.83 per unit. The limited partnership units were sold pursuant to Section 4(a)(2) of the Securities Act of 1933.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5.    Other Information
None
Item 6.    Exhibits

10.	(a)	First Amendment to the Contribution Agreement, entered into on March 5, 2021, by and between Saul Holdings Limited Partnership and 1592 Rockville Pike LLC (filed herewith).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).*

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).*

99.	(a)	Schedule of Portfolio Properties (filed herewith).

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

SAUL CENTERS, INC. (Registrant)

Date: May 10, 2021	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: May 10, 2021	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)

Date: May 10, 2021	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)