Form 10-Q
period 2021-09-30
SAUL CENTERS, INC.
filed 2021-11-04
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
        ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of October 31, 2021: 23.7 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	September 30, 2021	December 31, 2020
Assets
Real estate investments
Land	$511,596	$511,482
Buildings and equipment	1,563,059	1,543,837
Construction in progress	191,707	69,477
	2,266,362	2,124,796
Accumulated depreciation	(639,241)	(607,706)
	1,627,121	1,517,090
Cash and cash equivalents	11,917	26,856
Accounts receivable and accrued income, net	61,855	64,917
Deferred leasing costs, net	24,638	26,872
Other assets	13,969	9,837
Total assets	$1,739,500	$1,645,572
Liabilities
Notes payable	$794,586	$827,603
Construction loan payable	147,112	144,607
Revolving credit facility payable	95,028	103,913
Term loan facility payable	99,209	74,791
Accounts payable, accrued expenses and other liabilities	27,199	24,384
Deferred income	26,216	23,293
Dividends and distributions payable	20,543	19,448
Total liabilities	1,209,893	1,218,039
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 23,713,961 and 23,476,626 shares issued and outstanding, respectively	237	235
Additional paid-in capital	430,537	420,625
Partnership units in escrow	79,300	—
Distributions in excess of accumulated earnings	(252,309)	(241,535)
Total Saul Centers, Inc. equity	442,765	364,325
Noncontrolling interests	86,842	63,208
Total equity	529,607	427,533
Total liabilities and equity	$1,739,500	$1,645,572
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Rental revenue	$59,058	$55,749	$175,634	$163,167
Other	1,198	1,011	3,351	3,756
Total revenue	60,256	56,760	178,985	166,923
Expenses
Property operating expenses	8,210	7,416	24,420	20,862
Real estate taxes	7,154	7,523	22,121	22,027
Interest expense, net and amortization of deferred debt costs	10,914	12,398	34,559	34,011
Depreciation and amortization of lease costs	12,467	13,713	37,852	37,593
General and administrative	4,626	4,107	14,234	13,790
Total expenses	43,371	45,157	133,186	128,283
Net Income	16,885	11,603	45,799	38,640
Noncontrolling interests
Income attributable to noncontrolling interests	(3,747)	(2,236)	(9,653)	(7,681)
Net income attributable to Saul Centers, Inc.	13,138	9,367	36,146	30,959
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,394)
Net income available to common stockholders	$10,340	$6,569	$27,751	$22,565
Per share net income available to common stockholders
Basic and diluted	$0.44	$0.28	$1.17	$0.97
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance at January 1, 2021	$185,000	$235	$420,625	$—	$(241,535)	$364,325	$63,208	$427,533
Issuance of shares of common stock:
96,268 shares pursuant to dividend reinvestment plan	—	1	2,839	—	—	2,840	—	2,840
910 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	323	—	—	323	—	323
Issuance of 19,493 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	575	575
1,416,071 partnership units placed in escrow pursuant to Twinbrook contribution	—	—	—	79,300	—	79,300	—	79,300
Net income	—	—	—	—	10,262	10,262	2,533	12,795
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	—	(12,488)	(12,488)	(4,218)	(16,706)
Balance, March 31, 2021	185,000	236	423,787	79,300	(246,559)	441,764	62,098	503,862

Issuance of shares of common stock:
68,206 shares pursuant to dividend reinvestment plan	—	—	2,855	—	—	2,855	—	2,855
6,038 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	705	—	—	705	—	705
Issuance of partnership units:	—	—	—	—	—	—	—	—
13,978 units pursuant to the dividend reinvestment plan	—	—	—	—	—	—	585	585
469,740 units pursuant to the contribution of Twinbrook leasehold interest	—	—	—	—	—	—	21,500	21,500
93,674 units pursuant to the contribution of Ashbrook Marketplace	—	—	—	—	—	—	4,320	4,320
Net income	—	—	—	—	12,746	12,746	3,373	16,119
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,149)	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.55/share) and distributions payable partnership units ($0.55/unit)	—	—	—	—	(13,000)	(13,000)	(4,694)	(17,694)
Balance, June 30, 2021	185,000	236	427,347	79,300	(249,612)	442,271	87,182	529,453

Saul Centers, Inc.

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of shares of common stock:
65,171 shares pursuant to dividend reinvestment plan	—	1	2,896	—	—	2,897	—	2,897
743 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	294	—	—	294	—	294
Issuance of 13,841 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	615	615
Net income	—	—	—	—	13,138	13,138	3,747	16,885
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.55/share) and distributions payable partnership units ($0.55/unit)	—	—	—	—	(13,037)	(13,037)	(4,702)	(17,739)
Balance, September 30, 2021	$185,000	$237	$430,537	$79,300	$(252,309)	$442,765	$86,842	$529,607

Saul Centers, Inc.

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance at January 1, 2020	$185,000	$232	$410,926	$—	$(221,177)	$374,981	$68,375	$443,356
Issuance of shares of common stock:
83,978 shares pursuant to dividend reinvestment plan	—	1	4,080	—	—	4,081	—	4,081
11,745 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	956	—	—	956	—	956
Issuance of 15,101 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	734	734
Net income	—	—	—	—	13,264	13,264	3,565	16,829
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	—	(12,364)	(12,364)	(4,188)	(16,552)
Balance, March 31, 2020	185,000	233	415,962	—	(223,075)	378,120	68,486	446,606

Issuance of shares of common stock:
12,627 shares pursuant to dividend reinvestment plan	—	—	407	—	—	407	—	407
3,109 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	424	—	—	424	—	424
Net income	—	—	—	—	8,328	8,328	1,880	10,208
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	—	(12,373)	(12,373)	(4,188)	(16,561)
Balance, June 30, 2020	185,000	233	416,793	—	(229,918)	372,108	66,178	438,286

Saul Centers, Inc.

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of shares of common stock:
14,525 shares pursuant to dividend reinvestment plan	—	1	421	—	—	422	—	422
984 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	290	—	—	290	—	290
Issuance of 13,108 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	380	380
Net income	—	—	—	—	9,367	9,367	2,236	11,603
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	—	(12,371)	(12,371)	(4,195)	(16,566)
Balance, September 30, 2020	$185,000	$234	$417,504	$—	$(235,720)	$367,018	$64,599	$431,617

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$45,799	$38,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of lease costs	37,852	37,593
Amortization of deferred debt costs	1,237	1,163
Compensation costs of stock and option grants	1,197	1,141
Credit losses on operating lease receivables	802	4,162
(Increase) decrease in accounts receivable and accrued income	2,260	(17,552)
Additions to deferred leasing costs	(1,316)	(7,383)
Increase in other assets	(4,124)	(2,286)
Increase in accounts payable, accrued expenses and other liabilities	2,432	3,871
Increase (decrease) in deferred income	2,923	(2,579)
Net cash provided by operating activities	89,062	56,770
Cash flows from investing activities:
Acquisitions of real estate investments (1) (2) (3)	(9,011)	—
Additions to real estate investments	(14,593)	(13,665)
Additions to development and redevelopment projects	(15,227)	(34,698)
Net cash used in investing activities	(38,831)	(48,363)
Cash flows from financing activities:
Proceeds from notes payable	—	52,100
Repayments on notes payable	(33,670)	(37,431)
Proceeds from term loan facility	25,000	—
Proceeds from revolving credit facility	36,000	90,000
Repayments on revolving credit facility	(42,500)	(53,000)
Proceeds from construction loan	2,430	32,928
Additions to deferred debt costs	(3,474)	(1,196)
Proceeds from the issuance of:
Common stock	8,717	5,440
Partnership units (1) (2) (3)	1,775	1,114
Distributions to:
Series D preferred stockholders	(3,445)	(3,444)
Series E preferred stockholders	(4,950)	(4,950)
Common stockholders	(37,926)	(37,012)
Noncontrolling interests	(13,127)	(12,556)
Net cash provided by (used in) financing activities	(65,170)	31,993
Net increase (decrease) in cash and cash equivalents	(14,939)	40,400
Cash and cash equivalents, beginning of period	26,856	13,905
Cash and cash equivalents, end of period	$11,917	$54,305
Supplemental disclosure of cash flow information:
Cash paid for interest	$33,738	$32,951
Increase (decrease) in accrued real estate investments and development costs	$504	$(11,196)

(1) The 2021 acquisition of real estate and proceeds from the issuance of partnership units each excludes $79,300 in connection with the contribution of Twinbrook Quarter by the B. F. Saul Real Estate Investment Trust in exchange for limited partnership units that are held in escrow. See Notes 3 and 4 to the Consolidated Financial Statements.
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
As of September 30, 2021, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of September 30, 2021, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 5.3% of the Company's total revenue for the nine months ended September 30, 2021. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the nine months ended September 30, 2021.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of September 30, 2021 and December 31, 2020, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable represents amounts due from tenants, whether current or deferred, in accordance with the terms of their respective leases and base rent recognized on a straight-line basis. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, which is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. As of September 30, 2021, $4.6 million of rents previously deferred have come due. Of the amounts that have come due, $4.5 million has been paid.
At September 30, 2021 and December 31, 2020, accounts receivable was comprised of:

(In thousands)	September 30, 2021	December 31, 2020
Rents currently due	$7,576	$13,321
Deferred rents	5,388	8,205
Straight-line rent	46,429	44,863
Other receivables	5,974	3,751
Allowance for doubtful accounts	(3,512)	(5,223)
Total	$61,855	$64,917
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the nine months ended September 30, 2021.

Notes to Consolidated Financial Statements (Unaudited)

3.    Real Estate
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. During the nine months ended September 30, 2021, assets totaling $8.7 million were placed in service in conjunction with the substantial completion of The Waycroft. Construction in progress as of September 30, 2021 and December 31, 2020, is composed of the following:

(In thousands)	September 30, 2021	December 31, 2020
Twinbrook Quarter	$127,348	$—
Hampden House	53,619	50,723
The Waycroft	—	8,651
Ashbrook Marketplace	—	153
Other	10,740	9,950
Total	$191,707	$69,477
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
An operating lease right of use asset and corresponding lease liability related to our headquarters lease are reflected in other assets and other liabilities, respectively. The lease expires on February 28, 2022, with one option to renew for an additional five years. The right of use asset and corresponding lease liability totaled $321,900 and $334,500, respectively, at September 30, 2021.
Due to the business disruptions and challenges severely affecting the global economy caused by the novel strain of coronavirus (“COVID-19”) pandemic, many lessees have requested rent relief, including rent deferrals and other lease concessions. The lease modification guidance in Accounting Standards Update 2016-02, "Accounting for Leases"
("ASU 2016-02") does not contemplate the rapid execution of concessions for multiple tenants in response to sudden liquidity constraints of lessees. In April 2020, the staff of the Financial Accounting Standards Board issued a question and answer document that provided guidance allowing the Company to elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief, which, in the case of rent deferrals, results in the accrual of rent due from tenants and defers the payment of that rent to a future date, and will monitor the collectability of rent receivables.
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party and internal leasing agents, internal costs such as payroll-related fringe benefits that are direct and incremental to successful commercial leases, amounts attributed to in-place leases associated with acquired properties and lease inducement costs. Effective with the adoption of ASU 2016-02 on January 1, 2019, all costs incurred prior to the execution of a lease are charged to expense and not capitalized. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $24.6 million and $26.9 million, net of accumulated amortization of $47.7 million and $44.5 million, as of September 30, 2021 and December 31, 2020, respectively. Amortization expense, included in depreciation and amortization of

Notes to Consolidated Financial Statements (Unaudited)

lease costs in the Consolidated Statements of Operations, totaled $3.6 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Real Estate Investment Properties
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $34.2 million and $33.6 million for the nine months ended September 30, 2021 and 2020, respectively. Repairs and maintenance expense totaled $10.2 million and $8.0 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
As of September 30, 2021, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges were recorded.
Acquisitions
On November 5, 2019, the Company entered into an agreement (the “Twinbrook Contribution Agreement”) to acquire from 1592 Rockville Pike LLC ("1592 Rockville Pike"), a wholly-owned subsidiary of the B. F. Saul Real Estate Investment Trust (the “Trust”), approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland (the “Contributed Property”). The Contributed Property is immediately adjacent to approximately 10.3 acres owned by the Company. In exchange for the Contributed Property, the Company will issue to 1592 Rockville Pike 1,416,071 limited partnership units in the Operating Partnership. Title to the Contributed Property and the units were placed in escrow until certain conditions of the Twinbrook Contribution Agreement were satisfied.
The units issued to 1592 Rockville Pike will remain in escrow until the conditions of the Twinbrook Contribution Agreement, as amended, are satisfied. Half of the units held in escrow were released on the October 18, 2021. The remaining units held in escrow are scheduled to be released on October 18, 2023.
On March 5, 2021, the Company entered into an amendment to the Twinbrook Contribution Agreement in which it and 1592 Rockville Pike agreed to release to the Company from escrow the deed and assignment of the leasehold interest of the Contributed Property, as of that date. The Company also reimbursed 1592 Rockville Pike for certain expenses pursuant to the Twinbrook Contribution Agreement totaling $7.4 million. Acquisition costs totaled $1.2 million. The Company recorded a finance lease right-of-use asset of $19.4 million and corresponding lease liability of $19.4 million related to the leasehold interest assumed in the transaction. The incremental borrowing rate used to calculate the lease liability was 5.63%.
On June 29, 2021, the third-party landlord under the ground lease contributed to the Company the fee simple interest in the land underlying the leasehold interest in exchange for 469,740 limited partnership units in the Operating Partnership, representing an aggregate value of $21.5 million. Acquisition costs were paid in cash and totaled $0.7 million. Accordingly, the finance lease right-of-use asset and finance lease liability were extinguished. Amortization expense and interest expense related to the lease totaled $104,000 and $362,800, respectively, for the nine months ended September 30, 2021.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of September 30, 2021, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members, (collectively, the “Saul Organization”) held an aggregate 25.1% limited partnership interest in the Operating Partnership represented by approximately 8.1 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company’s Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of September 30, 2021, approximately 1.0 million units could be converted into shares of Saul Centers common stock.

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2021, a third party investor holds a 1.5% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers' common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers' common stock.
The impact of the aggregate 26.6% limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended September 30, 2021 and 2020, was approximately 33.7 million and 31.3 million, respectively, and for the nine months ended September 30, 2021 and 2020, was approximately 32.9 million and 31.2 million, respectively.
The 0.7 million limited partnership units remaining in escrow after October 18, 2021, in connection with the Twinbrook Contribution Agreement are not eligible to receive distributions from the Operating Partnership until such time as they are released from escrow.

5.    Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $1.1 billion at September 30, 2021, of which approximately $949.5 million was fixed-rate debt and approximately $198.0 million was variable rate debt outstanding under the credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.1 billion as of September 30, 2021.
On August 31, 2021, the Company replaced its credit facility. The new credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit, totals $525.0 million (the “New Facility”), of which $425.0 million is a revolving credit facility (the “Revolving Line”) and $100.0 million is a term loan (the “Term Loan”). The Revolving Line matures on August 29, 2025, which term may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The Term Loan matures on February 26, 2027, and may not be extended. In general, loan availability under the New Facility is primarily determined by operating income from the Company’s existing unencumbered properties. Interest accrues at a rate of LIBOR plus a spread of 135 basis points to 195 basis points under the Revolving Line, and 130 basis points to 190 basis points under the Term Loan, each as determined by certain leverage tests. As of September 30, 2021, the applicable spread for borrowings is 140 basis points under the Revolving Line and 135 basis points under the Term Loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the New Facility. Letters of credit may be issued under the revolving credit facility. On September 30, 2021, based on the value of the Company’s unencumbered properties, approximately $228.2 million was available under the Revolving Line, $98.0 million was outstanding and approximately $185,000 was committed for letters of credit.
On January 5, 2021, the Company repaid in full the remaining principal balance of $6.1 million of the mortgage loan secured by Jamestown Place, which was scheduled to mature in February 2021.
On June 11, 2021, the Company repaid in full the remaining principal balance of $5.0 million of the mortgage loan secured by Hunt Club Corners, which was scheduled to mature in August 2021.
Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness mortgage (approximately $3.3 million of the $65.1 million outstanding balance at September 30, 2021, which guarantee will be reduced to zero on October 1, 2021), (b) a portion of the Broadlands mortgage (approximately $3.7 million of the $29.9 million outstanding balance at September 30, 2021), (c) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $24.4 million outstanding balance at September 30, 2021), (d) a portion of The Waycroft mortgage (approximately $23.6 million of the $148.5 million outstanding balance at September 30, 2021), (e) the Ashbrook Marketplace mortgage (totaling $21.5 million at September 30, 2021), and (f) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands Pad (totaling $29.2 million at September 30, 2021). All other notes payable are non-recourse.
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

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2021, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2021	$—		$7,679	$7,679
2022	36,502		31,016	67,518
2023	9,225		31,479	40,704
2024	66,164		30,876	97,040
2025	118,363	(a)	27,860	146,223
2026	134,088		24,333	158,421
Thereafter	537,673		92,253	629,926
Principal amount	$902,015		$245,496	1,147,511
Unamortized deferred debt costs				11,576
Net				$1,135,935

(a) Includes $98.0 million outstanding under the Revolving Line.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the credit facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $11.6 million and $9.3 million, net of accumulated amortization of $7.2 million and $8.7 million, at September 30, 2021 and December 31, 2020, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
Interest expense, net and amortization of deferred debt costs for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Interest incurred	$12,481	$12,933	$38,062	$38,788
Amortization of deferred debt costs	425	402	1,237	1,163
Capitalized interest	(1,991)	(909)	(4,734)	(5,813)
Interest expense	10,915	12,426	34,565	34,138
Less: Interest income	1	28	6	127
Interest expense, net and amortization of deferred debt costs	$10,914	$12,398	$34,559	$34,011

6.    Equity
The consolidated statements of operations for the nine months ended September 30, 2021 and 2020, reflect noncontrolling interests of $9.7 million and $7.7 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.
At September 30, 2021, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2021, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Weighted average common stock outstanding-Basic	23,692	23,353	23,619	23,329
Effect of dilutive options	4	—	2	1
Weighted average common stock outstanding-Diluted	23,696	23,353	23,621	23,330
Non-dilutive options	1,350	1,516	1,474	1,418
Years non-dilutive options were issued	2014 through 2020	2011 through 2020	2011 and 2014 through 2020	2014 through 2020

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $328,500 and $255,200 for the nine months ended September 30, 2021 and 2020, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the nine months ended September 30, 2021 and 2020, the Company credited to employee accounts $120,800 and $164,800, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $3.0 million and $2.9 million, at September 30, 2021 and December 31, 2020, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited)

The Company and the Saul Organization are parties to a shared services agreement (the “Agreement”) that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2021 and 2020, which included rental expense for the Company’s headquarters lease, totaled approximately $5.9 million and $6.0 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, accounts payable, accrued expenses and other liabilities included approximately $883,900 and $782,700, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
On March 5, 2021, the Company acquired from 1592 Rockville Pike, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland. See Notes 3 and 4.
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
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, expires in 2022, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $611,200 and $609,200 for the nine months ended September 30, 2021 and 2020, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $280,700 and $320,300 for the nine months ended September 30, 2021 and 2020, respectively.

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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following

Notes to Consolidated Financial Statements (Unaudited)

quarter to determine the number of shares to be credited to the director. During the nine months ended September 30, 2021, 7,429 shares were credited to director's deferred fee accounts and 7,874 shares were issued. As of September 30, 2021, the director's deferred fee accounts comprise 118,183 shares.
Effective May 7, 2021, the Company granted 250,500 options to its directors and certain officers. The following table summarizes the assumptions used in the valuation of the 2021 and 2020 option grants. During the nine months ended September 30, 2021, stock option expense totaling $1.0 million was included in general and administrative expense in the Consolidated Statements of Operations. As of September 30, 2021, the estimated future expense related to unvested stock options was $2.0 million.

	Directors		Officers
Grant date	April 24, 2020	May 7, 2021	April 24, 2020	May 7, 2021
Exercise price	$50.00	$43.89	$50.00	$43.89
Volatility	0.258	0.297	0.240	0.275
Expected life (years)	5.0	5.0	7.0	7.0
Assumed yield	3.80%	4.96%	3.85%	4.97%
Risk-free rate	0.36%	0.77%	0.51%	1.24%
The table below summarizes the option activity for the nine months ended  September 30, 2021:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,502,670	$52.86	$—
Granted	250,500	43.89	—
Exercised	(3,000)	41.82	3,450
Expired/Forfeited	(87,000)	53.60	—
Outstanding at September 30	1,663,170	51.49	171,250
Exercisable at September 30	1,137,295	52.89	133,340
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value of stock options exercised during the nine months ended September 30, 2021 was calculated by using the transaction price on the date of exercise and totaled $3,450. The intrinsic value of stock options exercised during the nine months ended September 30, 2020 totaled $85,268. At September 30, 2021, the final trading day of the 2021 third quarter, the closing share price of $44.06 was lower than the exercise price of 1,397,625 outstanding options granted in 2013 through 2020. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.3 years and 5.3 years, respectively.

9.     Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term market interest rates of approximately 3.60% and 3.40%, would be approximately $937.3 million and $981.0 million, respectively, compared to the principal balance of $949.5 million and $980.8 million at September 30, 2021 and December 31, 2020, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

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

Notes to Consolidated Financial Statements (Unaudited)

11.    Business Segments
The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income and cash flows from real estate of the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a variety of tenants, the types of services provided to them are similar within each segment. The properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2021 presentation.

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended September 30, 2021
Real estate rental operations:
Revenue	$42,485	$17,771	$—	$60,256
Expenses	(8,640)	(6,724)	—	(15,364)
Income from real estate	33,845	11,047	—	44,892
Interest expense, net and amortization of deferred debt costs	—	—	(10,914)	(10,914)
Depreciation and amortization of lease costs	(7,203)	(5,264)	—	(12,467)
General and administrative	—	—	(4,626)	(4,626)
Net income (loss)	$26,642	$5,783	$(15,540)	$16,885
Capital investment	$2,629	$8,722	$—	$11,351
Total assets	$960,247	$766,761	$12,492	$1,739,500

Three months ended September 30, 2020
Real estate rental operations:
Revenue	$40,336	$16,424	$—	$56,760
Expenses	(8,755)	(6,184)	—	(14,939)
Income from real estate	31,581	10,240	—	41,821
Interest expense, net and amortization of deferred debt costs	—	—	(12,398)	(12,398)
Depreciation and amortization of lease costs	(8,169)	(5,544)	—	(13,713)
General and administrative	—	—	(4,107)	(4,107)
Net income (loss)	$23,412	$4,696	$(16,505)	$11,603
Capital investment	$2,733	$6,703	$—	$9,436
Total assets	$982,381	$643,395	$55,598	$1,681,374

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Nine Months Ended September 30, 2021
Real estate rental operations:
Revenue	$126,935	$52,050	$—	$178,985
Expenses	(27,087)	(19,454)	—	(46,541)
Income from real estate	99,848	32,596	—	132,444
Interest expense, net and amortization of deferred debt costs	—	—	(34,559)	(34,559)
Depreciation and amortization of deferred leasing costs	(21,639)	(16,213)	—	(37,852)
General and administrative	—	—	(14,234)	(14,234)
Net income (loss)	$78,209	$16,383	$(48,793)	$45,799
Capital investment	$8,200	$30,631	$—	$38,831
Total assets	$960,247	$766,761	$12,492	$1,739,500

Nine Months Ended September 30, 2020
Real estate rental operations:
Revenue	$120,236	$46,687	$—	$166,923
Expenses	(26,041)	(16,848)	—	(42,889)
Income from real estate	94,195	29,839	—	124,034
Interest expense, net and amortization of deferred debt costs	—	—	(34,011)	(34,011)
Depreciation and amortization of deferred leasing costs	(22,812)	(14,781)	—	(37,593)
General and administrative	—	—	(13,790)	(13,790)
Net income (loss)	$71,383	$15,058	$(47,801)	$38,640
Capital investment	$11,622	$36,741	$—	$48,363
Total assets	$982,381	$643,395	$55,598	$1,681,374

Notes to Consolidated Financial Statements (Unaudited)

12. Impact of COVID-19
On March 11, 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly.
The actions taken by federal, state and local governments to mitigate the spread of COVID-19 by ordering closure of nonessential businesses and ordering residents to generally stay at home, and subsequent phased re-openings, resulted in many of our tenants announcing mandated or temporary closures of their operations and/or requesting adjustments to their lease terms. While most of our tenants have re-opened their businesses, there remains significant uncertainty around the long-term economic impact of the COVID-19 pandemic, which could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations, cash flows and the market value and trading price of our securities.
While the Company’s grocery store, pharmacy, bank and home improvement store tenants have generally remained fully open, many restaurants have operated with reduced hours and/or limited indoor seating, supplemented with delivery and curbside pick-up, and most health, beauty supply and services, fitness centers, and other non-essential businesses have re-opened, some with limited customer capacity. The Company is generally not charging late fees or delinquent interest on past due rent payments and, in certain cases, rent deferral agreements have been negotiated to allow tenants temporary relief where needed. As of September 30, 2021, $4.6 million of rents previously deferred have come due. Of the amounts that have come due, $4.5 million has been paid.

13. Subsequent Events
The Company has reviewed operating activities for the period subsequent to September 30, 2021, and determined there are no subsequent events required to be disclosed.

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
The actions taken by federal, state and local governments to mitigate the spread of COVID-19 by ordering closure of nonessential businesses and ordering residents to generally stay at home, and subsequent phased re-openings, resulted in many of our tenants announcing mandated or temporary closures of their operations and/or requesting adjustments to their lease terms. While most of our tenants have re-opened their businesses, there remains significant uncertainty around the long-term economic impact of the COVID-19 pandemic, which could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations, cash flows and the market value and trading price of our securities.
If the effects of COVID-19 result in continued deterioration of economic and market conditions, or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur during the remainder of 2021 or future periods. As of September 30, 2021, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges have been recorded. However, we have yet to see the long-term effects of COVID-19 and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether impairment charges are warranted.
While the Company’s grocery store, pharmacy, bank and home improvement store tenants have generally remained fully open, many restaurants have operated with reduced hours and/or limited indoor seating, supplemented with delivery and curbside pick-up, and most health, beauty supply and services, fitness centers, and other non-essential businesses have re-opened, some with limited customer capacity. As of October 31, 2021, payments by tenants of contractual base rent and operating expense and real estate tax recoveries totaled approximately 98% for the third quarter. The Company is generally not charging late fees or delinquent interest on past due payments and, in limited cases, rent deferral agreements have been negotiated to allow tenants temporary relief where needed. The deferral agreements, generally, permit tenants to defer 30 to 90 days of rent, operating expense and real estate tax recovery payments until a later time in their lease term with repayment typically occurring over a 12-month period generally commencing in 2021. We will continue to accrue rental revenue during the deferral period. However, we anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. Management considers reserves established as of September 30, 2021, against such potential losses to be reasonable and adequate. Rent collections during the third quarter and rent relief requests to-date may not be indicative of collections or requests in any future period.
The following is a summary of the Company's executed rent deferral agreements and repayment dates as of October 31, 2021, with the exception of amounts due, which are as of September 30, 2021.

(In thousands)
Original Rent Due By Quarter	Original Rent Amount	Repayment Year	Repayment Amount	Amount Due	Amount Collected	Collection Percentage
	(prior to deferral)		(after deferral)			(based on payments currently due)
2020 First Quarter	$67	2020	$331	$331	$331	100%
2020 Second Quarter	6,282	2021	5,533	4,301	4,136	96%
2020 Third Quarter	1,487	2022	2,089
2020 Fourth Quarter	368	2023	628
2021 First Quarter	193	2024	165
2021 Second Quarter	216	2025	38
2021 Third Quarter	206	Thereafter	73
October 2021	38	Total	$8,857	$4,632	$4,467	96%
Total	$8,857

While we expect collections of rent billings, including minimum rent, operating expense recoveries and real estate tax reimbursements, to remain below pre-pandemic levels in the near-term, when taking into account the amount of time elapsed since the due date of the payment, we continue to experience sequential improvement in our collection rates. The following table summarizes the Company's consolidated total collections of the first quarter, second quarter, third quarter and October 2021 rent billings as of November 1, 2021:

	Retail	Office	Residential	Total
2021 First Quarter	99%	100%	99%	99%
2021 Second Quarter	99%	100%	99%	99%
2021 Third Quarter	97%	100%	99%	98%
October 2021	95%	99%	99%	96%

Although the Company is and will continue to be actively engaged in rent collection efforts related to uncollected rent, and the Company will continue to work with certain tenants who have requested rent deferrals, the Company can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. The Company strongly encouraged small business tenants to apply for Paycheck Protection Program loans, as available, under the Coronavirus Aid, Relief, and Economic Security Act. The Company has information that many tenants applied for these loans and several tenants have communicated that loan proceeds were received and have subsequently remitted rental payments.
As of October 31, 2021, the Company had $8.9 million of cash and cash equivalents and borrowing availability of approximately $220.2 million under its unsecured revolving credit facility.
The extent of the effects of COVID-19 on the Company’s business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See Item 1A. Risk Factors. However, we believe the actions we have taken and are continuing to take have helped minimize interruptions to operations and will put the Company in the best position as the economic recovery continues. Management and the Board of Directors will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt the Company’s business in the best interests of our stockholders and personnel. The extent to which COVID-19 continues to impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.
In accordance with state and local health authority guidance and with safety protocols in place as recommended by the Centers for Disease Control and Prevention, on June 1, 2021, the Company began transitioning employees from a remote working environment to working in the office. On November 1, 2021, the Company formally reopened, without occupancy restrictions, its corporate office in Bethesda, Maryland. The Company does not anticipate any adverse impact on its ability to continue to operate its business during the transition back to the office.

General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2021.
Overview
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-oriented, residential mixed-use projects in the Washington, D.C. metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. The Company has a pipeline of entitled sites in its portfolio, some of which are currently shopping center operating properties, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located adjacent to red line Metro stations in Montgomery County, Maryland.

The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as supermarkets and drug stores. The Company has executed leases or leases are under negotiation for ten more pad sites.
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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area were relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, decreased to 92.5% at September 30, 2021, from 94.0% at September 30, 2020.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of September 30, 2021, amortizing fixed-rate mortgage debt with staggered maturities from 2022 to 2035 represented approximately 82.7% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of $198.0 million outstanding under the credit facility. As of September 30, 2021, the Company has availability of approximately $228.2 million under its $425.0 million unsecured revolving credit facility.
Although management intends to concentrate future acquisition and development activities on transit-oriented, primarily residential mixed-use properties in the Washington, D.C./Baltimore metropolitan area, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. The Company plans to continue to diversify in terms of property types, locations, size and market, and it does not set any limit on the amount or percentage of assets that may be invested in any one property or any one geographic area.
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

	Nine months ended September 30,
	2021	2020	2019	2018	2017
Base rent	$20.59	$19.80	$20.15	$20.13	$19.30
Effective rent	$18.87	$18.09	$18.27	$18.25	$17.49

Recent Developments
The Company completed construction of The Waycroft, a project with 491 apartment units and 60,000 square feet of retail space on 2.8 acres of land located on North Glebe Road in Arlington, Virginia, and apartment occupancy commenced in April 2020. The total cost of the project, including acquisition of land, is expected to be approximately $279.0 million. A portion of the cost was financed with a $157.0 million construction-to-permanent loan. Including approximately $19.1 million of capitalized interest, costs incurred through September 30, 2021 total approximately $277.9 million, of which $148.5 million has been financed by the loan. Leases have been executed for approximately 90% of the total planned retail space, including a 41,500 square foot Target and 12,600 square feet of retail shop space. Target began operating in August 2020 and 2,400 square feet of retail space became operational during the third quarter of 2020. As of September 30, 2021, the residential component of The Waycroft was 98.0% leased.
In August 2016, the Company entered into an agreement to acquire from the Trust approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The transaction closed on May 9, 2018, and the Company issued 176,680 limited partnership units to the Trust. The Company constructed a shopping center, Ashbrook Marketplace, which, as of September 30, 2021, is 100% leased. On June 30, 2021, the Company issued 93,674 additional limited partnership units as additional consideration to the Trust in accordance with the Ashbrook Contribution Agreement, as amended.
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue, in Bethesda, Maryland. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The purchase price was funded through the Company's revolving credit facility. The Company has completed development plans for the combined property, known as Hampden House, for the development of up to 366 apartment units and 10,100 square feet of retail space. In June 2020, the Montgomery County Planning Commission unanimously approved the Company's amended site plan. Design and construction documents are being prepared. Approval from the Washington Metropolitan Area Transit Authority was received in 2020 and the approval from Maryland Transit Administration is in process and is expected to be received by the fourth quarter of 2021. Effective September 1, 2019, the asset was removed from service and transferred to construction in progress. The Company is working with a lender that has offered to make a $133.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. The timing of construction of the project has not yet been determined. However, the Company anticipates that demolition of the existing vacant building will begin during the fourth quarter of 2021 to prepare the site for future development.
On November 5, 2019, the Company entered into the Twinbrook Contribution Agreement to acquire the Contributed Property from 1592 Rockville Pike. The Contributed Property is immediately adjacent to approximately 10.3 acres owned by the Company. In exchange for the Contributed Property, the Company will issue to 1592 Rockville Pike 1,416,071 limited partnership units in the Operating Partnership. Title to the Contributed Property and the units were placed in escrow pending satisfaction of certain conditions of the Twinbrook Contribution Agreement.
On March 5, 2021, the Company entered into an amendment to the Twinbrook Contribution Agreement in which it and 1592 Rockville Pike agreed to release to the Company from escrow the deed and assignment of the leasehold interest of the Contributed Property, as of that date, and reimburse 1592 Rockville Pike for certain expenses pursuant to the Twinbrook Contribution Agreement. The units continued to remain in escrow pending satisfaction of the conditions of the Twinbrook Contribution Agreement, as amended.
The Company acquired title to the Contributed Property earlier than originally contemplated in order to have complete control over the final aspects of predevelopment, project bidding, contractor selection and lender discussions in support of Phase I. This control will also assure the preservation of the Wegmans lease and its value to this site and, as importantly, to the Company’s adjacent holdings.
On June 29, 2021, the third-party landlord under the ground lease contributed the fee simple interest in the land underlying the leasehold interest to the Company in exchange for 469,740 limited partnership units in the Operating Partnership, representing an aggregate value of $21.5 million. Acquisition costs were paid in cash and totaled $0.7 million.
The remaining conditions of the Twinbrook Contribution Agreement were satisfied during the third quarter of 2021, and, effective October 18, 2021, 708,036 units were released to 1592 Rockville Pike from escrow. The remaining 708,035 units continue to be held in escrow and will be released to 1592 Rockville Pike on October 18, 2023.
The full project plan for redevelopment of a major mixed-use project spanning both the Company’s property and the Contributed Property was finalized in 2019 and rights to develop the project extend for a thirty-year term to 2049. A site plan allowing for development of a planned Phase I within the Contributed Property, which includes an 80,000 square foot

Wegmans, adjacent small shop space, 450 apartments and a 230,000 square foot office building, was approved by the City of Rockville in August 2020. The approval of the site plan was unanimous, however, it was appealed by a local resident. The Circuit Court for Montgomery County has issued a decision affirming the City's approval of the site plan and that decision is now final and unappealable. Demolition of the existing improvements within Phase I has been completed and site excavation is in process. The phasing of remaining improvements and the timing of construction will depend on removal of contingencies, building permit approval and market conditions. The development potential of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

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

Results of Operations
Three months ended September 30, 2021 (the "2021 Quarter") compared to the three months ended September 30, 2020 (the "2020 Quarter")
Revenue

	Three months ended September 30,		2020 to 2021 Change
(Dollars in thousands)	2021	2020	Amount	Percent
Base rent	$49,829	$48,268	$1,561	3.2%
Expense recoveries	8,488	8,973	(485)	(5.4)%
Percentage rent	208	60	148	246.7%
Other property revenue	384	309	75	24.3%
Credit (losses) recoveries on operating lease receivables	149	(1,861)	2,010	(108.0)%
Rental revenue	59,058	55,749	3,309	5.9%
Other revenue	1,198	1,011	187	18.5%
Total revenue	$60,256	$56,760	$3,496	6.2%
Base rent includes $310,900 and $1.2 million for the 2021 Quarter and 2020 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $343,000 and $349,300, for the 2021 Quarter and 2020 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 6.2% in the 2021 Quarter compared to the 2020 Quarter, as described below.
Base Rent. The $1.6 million increase in base rent in the 2021 Quarter compared to the 2020 Quarter is primarily attributable to the increase in occupancy at The Waycroft, which opened in April 2020 ($2.1 million) partially offset by lower base rent at 601 Pennsylvania Avenue ($0.5 million).
Percentage Rent. The 246.7% increase in percentage rent in the 2021 Quarter compared to the 2020 Quarter is primarily attributable to increased sales reported by anchor tenants at multiple Shopping Centers.
Credit (Losses) Recoveries on Operating Lease Receivables. Credit losses on operating lease receivables for the 2021 Quarter decreased $2.0 million from the 2020 Quarter. The decrease is primarily due to net collections across the portfolio as tenant operations have improved due to restrictions related to COVID-19 being removed or lessened.

Expenses

	Three months ended September 30,		2020 to 2021 Change
(Dollars in thousands)	2021	2020	Amount	Percent
Property operating expenses	$8,210	$7,416	$794	10.7%
Real estate taxes	7,154	7,523	(369)	(4.9)%
Interest expense, net and amortization of deferred debt costs	10,914	12,398	(1,484)	(12.0)%
Depreciation and amortization of lease costs	12,467	13,713	(1,246)	(9.1)%
General and administrative	4,626	4,107	519	12.6%
Total expenses	$43,371	$45,157	$(1,786)	(4.0)%

Total expenses decreased 4.0% in the 2021 Quarter compared to the 2020 Quarter, as described below.
Property Operating Expenses. Property operating expenses increased 10.7% in the 2021 Quarter primarily due to increased expenses throughout the portfolio as a result of the deferral of certain maintenance costs in 2020 ($0.7 million).
Real Estate Taxes. Real estate taxes decreased 4.9% in the 2021 Quarter primarily due to lower assessments at several properties throughout the portfolio.
Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs decreased 12.0% in the 2021 Quarter primarily due to higher capitalized interest ($1.1 million). The increase was largely driven by the Twinbrook development project.
General and Administrative. General and administrative expenses increased 12.6% in the 2021 Quarter primarily due to increased salaries and benefits ($0.3 million).

Nine months ended September 30, 2021 (the "2021 Period") compared to the nine months ended September 30, 2020 (the "2020 Period")
Revenue

	Nine Months Ended September 30,		2020 to 2021 Change
(Dollars in thousands)	2021	2020	Amount	Percent
Base rent	$147,877	$140,120	$7,757	5.5%
Expense recoveries	26,235	25,775	460	1.8%
Percentage rent	1,294	496	798	160.9%
Other property revenue	1,030	938	92	9.8%
Credit losses on operating lease receivables	(802)	(4,162)	3,360	(80.7)%
Rental revenue	175,634	163,167	12,467	7.6%
Other revenue	3,351	3,756	(405)	(10.8)%
Total revenue	$178,985	$166,923	$12,062	7.2%

Base rent includes $1.8 million and $987,100 for the 2021 Period and the 2020 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.0 million and $1.1 million for the 2021 Period and the
2020 Period, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 7.2% in the 2021 Period compared to the 2020 Period, as described below.

Base Rent. The $7.8 million increase in base rent in the 2021 Period compared to 2020 Period is primarily attributable to (a) increased occupancy at The Waycroft, which opened in April 2020 ($8.3 million) and (b) increased occupancy at Ashbrook Marketplace, which opened in November 2019 ($1.0 million), partially offset by (c) lower rent at 601 Pennsylvania Avenue ($1.0 million) and (d) lower rent at Washington Square ($0.7 million).
Percentage Rent. The 160.9% increase in percentage rent in the 2021 Period compared to the 2020 Period is primarily attributable to increased sales reported by anchor and retail tenants at multiple Shopping Centers.
Credit Losses on Operating Lease Receivables. Credit losses on operating lease receivables for the 2021 Period represents 0.4% of the Company’s revenue, a decrease from 2.5% for the 2020 Period. The decrease is primarily due to collections across the portfolio as tenant operations have improved due to restrictions related to COVID-19 being removed or lessened.
Other Revenue. Other revenue decreased $0.4 million primarily due to (a) lower lease termination fees ($0.8 million) partially offset by (b) higher parking revenue ($0.4 million).
Expenses

	Nine Months Ended September 30,		2020 to 2021 Change
(Dollars in thousands)	2021	2020	Amount	Percent
Property operating expenses	$24,420	$20,862	$3,558	17.1%
Real estate taxes	22,121	22,027	94	0.4%
Interest expense, net and amortization of deferred debt costs	34,559	34,011	548	1.6%
Depreciation and amortization of deferred leasing costs	37,852	37,593	259	0.7%
General and administrative	14,234	13,790	444	3.2%
Total expenses	$133,186	$128,283	$4,903	3.8%
Total expenses increased 3.8% in the 2021 Period compared to the 2020 Period, as described below.
Property Operating Expenses. Property operating expenses increased 17.1% in the 2021 Period primarily due to (a) increased expenses at The Waycroft, which opened in April 2020 ($1.6 million), (b) increased expenses throughout the portfolio related to snow removal ($1.3 million), and (c) increased expenses throughout the portfolio, exclusive of The Waycroft ($0.7 million).
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

The tables below provide reconciliations of total property revenue and property operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results for the three months ended September 30, 2021 and 2020 include 50 Shopping Centers and seven Mixed-Use properties. The same property results for the nine months ended September 30, 2021 and 2020 include 50 Shopping Centers and six Mixed-Use properties.
Same property revenue

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total revenue	$60,256	$56,760	$178,985	$166,923
Less: Acquisitions, dispositions and development properties	—	—	(11,309)	(2,151)
Total same property revenue	$60,256	$56,760	$167,676	$164,772

Shopping Centers	$42,485	$40,336	$126,935	$120,236
Mixed-Use properties	17,771	16,424	40,741	44,536
Total same property revenue	$60,256	$56,760	$167,676	$164,772

Total Shopping Center revenue	$42,485	$40,336	$126,935	$120,236
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center revenue	$42,485	$40,336	$126,935	$120,236

Total Mixed-Use property revenue	$17,771	$16,424	$52,050	$46,687
Less: Mixed-Use acquisitions, dispositions and development properties	—	—	(11,309)	(2,151)
Total same Mixed-Use revenue	$17,771	$16,424	$40,741	$44,536
The $3.5 million increase in same property revenue for the 2021 Quarter compared to the 2020 Quarter, was primarily due to (a) lower credit losses on operating lease receivables and corresponding reserves ($2.3 million), (b) higher base rent, largely due to increased occupancy at The Waycroft ($1.3 million) and (c) higher parking income ($0.4 million), partially offset by (d) lower expense recoveries ($0.5 million).
The $2.9 million increase in same property revenue for the 2021 Period compared to the 2020 Period, was primarily due to (a) lower credit losses on operating lease receivables and corresponding reserves ($4.9 million), (b) higher percentage rent ($0.8 million) and (c) higher expense recoveries ($0.2 million), partially offset by (d) lower base rent ($2.0 million) and (e) lower termination fees ($0.9 million).

Same property operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income	$16,885	$11,603	$45,799	$38,640
Add: Interest expense, net and amortization of deferred debt costs	10,914	12,398	34,559	34,011
Add: Depreciation and amortization of lease costs	12,467	13,713	37,852	37,593
Add: General and administrative	4,626	4,107	14,234	13,790
Property operating income	44,892	41,821	132,444	124,034
Less: Acquisitions, dispositions and development properties	—	—	(6,655)	(71)
Total same property operating income	$44,892	$41,821	$125,789	$123,963

Shopping Centers	$33,845	$31,581	$99,848	$94,195
Mixed-Use properties	11,047	10,240	25,941	29,768
Total same property operating income	$44,892	$41,821	$125,789	$123,963

Shopping Center operating income	$33,845	$31,581	$99,848	$94,195
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center operating income	$33,845	$31,581	$99,848	$94,195

Mixed-Use property operating income	$11,047	$10,240	$32,596	$29,839
Less: Mixed-Use acquisitions, dispositions and development properties	—	—	(6,655)	(71)
Total same Mixed-Use property operating income	$11,047	10,240	$25,941	$29,768
Same property operating income increased $3.1 million (7.3%) for the 2021 Quarter compared to the 2020 Quarter. Shopping Center same property operating income for the 2021 Quarter totaled $33.8 million, a $2.3 million increase from the 2020 Quarter. Mixed-Use same property operating income totaled $11.0 million, a $0.8 million increase from the 2020 Quarter. The increase in Shopping Center same property operating income was primarily the result of (a) lower credit losses on operating lease receivables and corresponding reserves (collectively, $2.0 million) and (b) higher base rent ($0.3 million). The increase in Mixed-Use same property operating income was primarily the result of (a) higher base rent ($1.0 million), (b) lower credit losses on operating lease receivables and corresponding reserves (collectively, $0.3 million) and (c) higher parking income, net of expenses ($0.3 million), partially offset by (d) lower expense recoveries, net of expenses ($0.7 million) and (e) lower lease termination fees ($0.2 million).
Same property operating income increased $1.8 million (1.5%) for the 2021 Period, compared to the 2020 Period. Shopping Center same property operating income increased $5.7 million (6.0%) and Mixed-Use same property operating income decreased $3.8 million (12.9%). Shopping Center same property operating income increased primarily due to (a) lower credit losses on operating lease receivables and corresponding reserves (collectively, $4.3 million), (b) higher base rent ($1.5 million) and (c) higher percentage rent ($0.6 million), partially offset by (d) lower expense recoveries, net of expenses ($0.5 million) and (e) lower termination fees ($0.2 million). Mixed-use same property operating income decreased primarily due to (a) lower base rent ($3.5 million), (b) lower termination fees ($0.7 million) and (c) lower expense recoveries, net of expenses ($0.4 million), partially offset by (d) lower credit losses on operating lease receivables and corresponding reserves (collectively, $0.6 million).

Liquidity and Capital Resources
Cash and cash equivalents totaled $11.9 million and $54.3 million at September 30, 2021 and 2020, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$89,062	$56,770
Net cash used in investing activities	(38,831)	(48,363)
Net cash provided by (used in) financing activities	(65,170)	31,993
Net increase (decrease) in cash and cash equivalents	$(14,939)	$40,400
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $9.5 million decrease in cash used in investing activities is primarily due to (a) decreased development expenditures ($19.5 million), partially offset by (b) increased acquisitions of real estate investments ($9.0 million) and (c) increased additions to real estate investments throughout the portfolio ($0.9 million).
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is in the early stages of the development of Phase I of the Twinbrook Quarter, a project that includes an 80,000 square foot Wegmans, adjacent small shop space, 450 apartments and a 230,000 square foot office building in Rockville, Maryland. The Company is working with a lender that has offered to make a $145.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. The loan is expected to close in the fourth quarter of 2021, subject to customary loan closing conditions. Costs incurred are currently funded through working capital, including the Company's existing line of credit. The Company has completed development plans for the combined property, known as Hampden House, for the development of up to 366 apartment units and 10,100 square feet of retail space. The Company is working with a lender that has offered to make a $133.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. The timing of construction of the project has not yet been determined. However, the Company anticipates that demolition of the existing vacant building will begin during the fourth quarter of 2021 to prepare the site for future development. The Company may also redevelop certain of the

Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
Management believes that the Company’s capital resources, which at October 31, 2021 included cash balances of approximately $8.9 million and borrowing availability of approximately $220.2 million on its unsecured revolving credit facility, provide sufficient liquidity and flexibility to meet the needs of the Company's operations as the effects of the COVID-19 pandemic continue to evolve.
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 224,706 and 106,050 shares under the DRIP at a weighted average discounted price of $37.41 and $44.62 per share, during the nine months ended September 30, 2021 and 2020, respectively. The Company issued 47,312 and 28,209 limited partnership units under the DRIP at a weighted average price of $37.94 and $40.14 per unit during the nine months ended September 30, 2021 and 2020, respectively. The Company also credited 4,939 and 5,080 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $37.52 and $34.76 per share, during the nine months ended September 30, 2021 and 2020, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2021.
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
At September 30, 2021, the Company had a $525.0 million credit facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. As of September 30, 2021, the applicable spread for borrowings was 140 basis points under the Revolving Line and 135 basis points under the Term Loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the New Facility. Letters of credit may be issued under the revolving credit facility. As of September 30, 2021, based on the value of the Company’s unencumbered properties, approximately $228.2 million was available under the Revolving Line, $98.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of September 30, 2021, the Company was in compliance with all such covenants.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the 2021 Period, totaled $75.3 million, an increase of 10.9% compared to the 2020 Period. FFO available to common stockholders and noncontrolling interests increased primarily due to (a) lower credit losses on operating lease receivables and corresponding reserves (collectively, $4.8 million), (b) increased occupancy at The Waycroft, which opened in April 2020 ($1.2 million), (c) higher percentage rent (0.8 million), and (d) increased occupancy at Ashbrook Marketplace, which opened in November 2019 ($0.6 million).
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net income	$16,885	$11,603	$45,799	$38,640
Add:
Real estate depreciation and amortization	12,467	13,713	37,852	37,593
FFO	29,352	25,316	83,651	76,233
Subtract:
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,394)
FFO available to common stockholders and noncontrolling interests	$26,554	$22,518	$75,256	$67,839
Weighted average shares and units:
Basic	32,237	31,264	31,774	31,232
Diluted (2)	33,656	31,264	32,877	31,233
Basic FFO per share available to common stockholders and noncontrolling interests	$0.82	$0.72	$2.37	$2.17
Diluted FFO per share available to common stockholders and noncontrolling interests	$0.79	$0.72	$2.29	$2.17

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
2    Beginning March 5, 2021, fully diluted shares and units includes 1,416,071 limited partnership units that are held in escrow related to the contribution of Twinbrook Quarter by 1592 Rockville Pike. The units will remain in escrow until the conditions of the Twinbrook Contribution Agreement, as amended, are satisfied.
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
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
September 30, 2021	50	7	7,872,002	1,136,937	93.6%	85.0%
September 30, 2020	50	7	7,876,842	1,136,937	94.5%	90.3%
As of September 30, 2021, 92.5% of the Commercial portfolio was leased, compared to 94.0% September 30, 2020. On a same property basis, 92.5% of the Commercial portfolio was leased, compared to 94.0% at September 30, 2020. As of September 30, 2021, the Residential portfolio was 97.8% leased compared to 73.9% at September 30, 2020. As of September 30, 2021, excluding The Waycroft, the Residential portfolio was 97.7% leased compared to 94.4% at September 30, 2020.
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

Commercial Property Leasing Activity			Average Base Rent per Square Foot
Three months ended September 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2021	242,172	59	$20.64	$20.95
2020	288,059	66	24.67	25.09

Additional information about the leasing activity during the three months ended September 30, 2021 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	13	1	46
Square feet	37,545	1,739	204,627
Per square foot average annualized:
Base rent	$22.82	$63.00	$20.24
Tenant improvements	(2.64)	—	(0.32)
Leasing costs	(0.77)	—	(0.04)
Rent concessions	(0.67)	—	(0.11)
Effective rents	$18.74	$63.00	$19.77

During the three months ended September 30, 2021, on a same property basis, the Company entered into 331 new or renewed apartment leases. The average monthly rent per square foot increased to $3.38 from $3.30. During the three months ended September 30, 2020, on a same property basis, the Company entered into 181 new or renewed apartment leases. The average monthly rent per square foot decreased to $3.34 from $3.55.
As of December 31, 2020, 889,250 square feet of Commercial space was subject to leases scheduled to expire in 2021. Of those leases, as of September 30, 2021, leases representing 406,442 square feet of Commercial space have not yet renewed and are scheduled to expire over the next three months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Commercial Property Leases	Total
Square feet	406,442
Average base rent per square foot	$24.77
Estimated market base rent per square foot	$23.52

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
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of September 30, 2021, the Company had variable rate indebtedness totaling $198.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at September 30, 2021 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $2.0 million based on those balances. As of September 30, 2021, the Company had fixed-rate indebtedness totaling $949.5 million with a weighted average interest rate of 4.93%. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2021 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $48.6 million less than the carrying value.

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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer and its Senior Vice President-Chief Accounting Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
During the quarter ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. For example, as of September 30, 2021, approximately 21% of base rent is generated from tenants in lines of trade that have been impacted by mandated temporary closures or other social-distancing guidelines issued by federal, state and local governments including:
•beauty services and dry cleaners (6%);
•apparel and footwear (4%);
•full-service and limited-service restaurants (4%);
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 31, 2021 dividend distribution acquired 56,528 shares of common stock at a price of $44.44 per share and 13,841 limited partnership units at a price of $44.92 per unit. The limited partnership units were sold pursuant to Section 4(a)(2) of the Securities Act of 1933.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5.    Other Information
None
Item 6.    Exhibits

10.	(a)	The Eighteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership (filed herewith).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).*

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).*

99.	(a)	Schedule of Portfolio Properties (filed herewith).

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and
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

SAUL CENTERS, INC. (Registrant)

Date: November 4, 2021	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: November 4, 2021	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)

Date: November 4, 2021	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)