Form 10-K
period 2021-12-31
SAUL CENTERS, INC.
filed 2022-02-24
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of February 17, 2022 was 23.8 million.
At June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $591.9 million based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.

DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
As of December 31, 2021, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.
Management of the Current Portfolio Properties
The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 65 full-time equivalent employees at its headquarters office and 48 full-time employees and nine part-time employees at its properties and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.
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
Operating Strategy
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-centric, residential mixed-use projects in the Washington, D.C. metropolitan area. The Company’s operating strategy also includes improvement of the operating performance and internal growth of its Shopping Centers and it will supplement its development of residential mixed-used projects with selective redevelopment and renovations of its core Shopping Centers.
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
Investment in Real Estate
The Company’s primary strategy is diversification of its assets through development of transit-oriented, residential mixed-use projects in the Washington, D.C. metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. The Company has a pipeline of entitled sites in its portfolio, some of which are currently shopping center operating properties. Including both Hampden House and the residential and retail portions of the Twinbrook Quarter Phase I development, the development pipeline includes up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located adjacent to red line Metro stations in Montgomery County, Maryland.
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
Investments in Real Estate Mortgages
While the Company’s current portfolio and business objectives emphasize equity investments in  transit-centric, residential mixed-use properties, neighborhood shopping centers, and other mixed-use properties, the Company may, at the discretion of the Board of Directors, invest in mortgages, participating or convertible mortgages, deeds of trust and other types of real estate interests consistent with its qualification as a REIT. The Company does not presently invest, nor does it intend to invest, in real estate mortgages.
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
Capital Policies
The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2021.
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
Competition
As an owner of, or investor in, transit-centric residential mixed-use properties, community and neighborhood shopping centers, and other mixed-use properties, the Company is subject to competition from an indeterminate number of companies in connection with the acquisition, development, ownership and leasing of similar properties. These investors include investors with access to significant capital, such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds.
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
Human Capital
As of December 31, 2021, the Company had approximately 65 full-time equivalent corporate employees and 48 full-time employees and nine part-time employees at its properties. None of our employees are represented by a collective bargaining unit.

The Company is committed to equal employment opportunities and does not discriminate against any person based on race, color, religion, gender, national origin, age, disability, sexual orientation or gender preference. Employee compensation is competitive, and the Company provides insurance benefits, retirement savings plans, paid time off and childcare benefits for all of its full-time employees. The Company encourages employee wellness in every aspect of life, including physical fitness, mental well-being and social connectedness. We annually hold several in-house training programs that focus on communication, self-awareness, delegation, feedback, accountability, team dynamics and other skills that provide our employees with personal growth opportunities.
We support the continuing education of our employees through (a) reimbursement of the cost of seeking undergraduate and graduate degrees at colleges and universities and (b) reimbursement of costs related to seminars, conferences and workshops. We previously launched a program that we call LEAD that enhances our other training and education programs by providing our talented employees with the tools necessary to effectively lead and manage. We manage an internship program to support the development of future real estate professionals. As a result of the COVID-19 pandemic, some of the above programs have been temporarily suspended.
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
Recent Developments
In August 2016, the Company entered into an agreement to acquire from the Saul Trust approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The transaction closed on May 9, 2018, and the Company issued to the Saul Trust 176,680 limited partnership units. The Company constructed a shopping center, Ashbrook Marketplace, which, as of December 31, 2021, is 100% leased. On June 30, 2021, the Company issued 93,674 additional limited partnership units as additional consideration to the Saul Trust in accordance with the Ashbrook Contribution Agreement, as amended.
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue, in Bethesda, Maryland. In December 2018, the Company purchased for $4.5 million, including acquisition costs, an interest in an adjacent parcel of land and retail building. The purchase price was funded through the Company's revolving credit facility. The Company has completed development plans for the combined property, known as Hampden House, for the development of up to 366 apartment units and 10,100 square feet of retail space. In June 2020, the Montgomery County Planning Commission unanimously approved the Company's amended site plan. Design and construction documents are being prepared. Approval from the Washington Metropolitan Area Transit Authority was received in 2020 and approval from Maryland Transit Administration was received in the fourth quarter of 2021. Effective September 1, 2019, the asset was removed from service and transferred to construction in progress. On February 23, 2022, the Company closed on a $133.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. The Company has entered into a contract with a general contractor and construction is expected to be completed during 2025. Demolition of the existing structure began in the fourth quarter of 2021 to prepare the site for future development.

On November 5, 2019, the Company entered into an agreement (the “Twinbrook Contribution Agreement”) to acquire from 1592 Rockville Pike LLC (“1592 Rockville Pike”), a wholly-owned subsidiary of the Saul Trust, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland (the “Contributed Property”) in exchange for 1,416,071 limited partnership units in the Operating Partnership. The Contributed Property is immediately adjacent to approximately 10.3 acres owned by the Company. Title to the Contributed Property and the units were placed in escrow until certain conditions of the Twinbrook Contribution Agreement were satisfied.
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
The Company acquired title to the Contributed Property earlier than originally contemplated in order to control the final aspects of predevelopment, project bidding, contractor selection and lender discussions in support of Phase I. This control will also assure the preservation of the Wegmans lease and its value to this site and, as importantly, to the Company’s adjacent holdings.
The remaining conditions of the Twinbrook Contribution Agreement were satisfied during the third quarter of 2021, and, effective October 18, 2021, 708,036 units were released from escrow to 1592 Rockville Pike. The remaining 708,035 units continue to be held in escrow and will be released to 1592 Rockville Pike on October 18, 2023.
On June 29, 2021, the third-party landlord under the ground lease contributed the fee simple interest in the land underlying the leasehold interest to the Company in exchange for 469,740 limited partnership units in the Operating Partnership, representing an aggregate value of $21.5 million. Acquisition costs were paid in cash and totaled $0.7 million.
As a result of the Company's acquisitions and the contributions described above, the Company owns the entire 18.4-acre site subject to certain dedications and easements. The full project plan for redevelopment of a major mixed-use project was finalized in 2019 and rights to develop the project extend for a thirty-year term to 2049.
A site plan allowing for development of the residential and retail portions of Twinbrook Quarter Phase I (“Phase I”), which will include an 80,000 square foot Wegmans, and approximately 25,000 square feet of adjacent small shop space, 450 apartments and a 230,000 square foot office building, was approved by the City of Rockville in August 2020. The approval of the site plan was unanimous, however, it was appealed by a local resident. The Circuit Court for Montgomery County issued a decision affirming the City's approval of the site plan and that decision is final and unappealable.
During 2021, the Company commenced development of Phase I. The office portion of Phase I will not be constructed at this time. Demolition of the existing improvements within Phase I has been completed and excavation of the site is approximately 85% complete. Below grade foundation work has begun and will continue during 2022. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

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

     On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Over the course of 2020, 2021, and continuing into 2022, the COVID-19 pandemic and measures put in place to prevent the spread of the virus have had a significant negative impact on the global economy. Many of our tenants have announced mandated or temporary closures of their operations and/or have requested adjustments to their lease terms during the COVID-19 pandemic. The impact of the COVID-19 pandemic on future periods will depend significantly on the duration and potential cyclicality of the health crisis, the related public policy actions taken by federal, state, and local governments to limit the length and severity of the global economic slowdown, and the timing and success of the COVID-19 vaccination program. The COVID-19 pandemic (or a future pandemic) could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations and cash flows due to, among other factors:

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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 5.3% of our total revenue for the year ended December 31, 2021. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.
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
•higher-than-estimated construction costs, including labor and material costs; and
•possible delay in completion of the project because of a number of factors, including weather, labor disruptions, supply-chain related delays, construction delays or delays in receipt of zoning or other regulatory approvals, or acts of God (such as fires, earthquakes or floods).
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
Tenants at our retail properties face continual competition in attracting customers from online merchants, retailers at other shopping centers, catalogue companies, television shopping networks, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. Such competition could have a material adverse effect on our ability to lease space in our retail properties and on the rents we can charge or the concessions we grant. This in turn could materially and adversely affect our results of operations and cash flows, and could affect the realizable value of our assets upon sale. Further, as new technologies emerge, the relationships among customers, retailers, and shopping centers are evolving rapidly and it is critical we adapt to such new technologies and relationships on a timely basis. We may be unable to adapt quickly and effectively, which could adversely impact our financial performance.
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
Real estate investments generally cannot be sold quickly. In addition, there are some limitations under federal income tax laws applicable to real estate and in particular to REITs that may limit our ability to sell our assets. We may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our stockholders.

Risk Factors Related to our Funding Strategies and Capital Structure

We have substantial relationships with members of the Saul Organization whose interests could conflict with the interests of other stockholders.
Influence of Officers, Directors and Significant Stockholders.
Mr. B. F. Saul II, our Chief Executive Officer and Chairman of the Board, D. Todd Pearson, our President and Chief Operating Officer, and Christine Nicolaides Kearns, our Executive Vice President-Chief Legal and Administrative Officer, are members of the Saul Organization, and persons associated with the Saul Organization constitute five of the eleven members of our Board of Directors. In addition, as of December 31, 2021, Mr. B. F. Saul II had the potential to exercise control over 10,623,302 shares of our common stock representing 44.8% of our issued and outstanding shares of common stock. Mr. B. F. Saul II also beneficially owned, as of December 31, 2021, 8,801,214 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2021, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 38.7% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2021, approximately 540,000 of the 8,801,214 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. B. F. Saul II and members of the Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.
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
Management Time.
Our Chief Executive Officer, President and Chief Operating Officer, Executive Vice President-Chief Legal and Administrative Officer and Senior Vice President-Chief Accounting Officer and Treasurer are also officers of various entities of the Saul Organization. Although we believe that these officers spend sufficient management time to meet their responsibilities as our officers, the amount of management time devoted to us will depend on our specific circumstances at any given point in time. As a result, in a given period, these officers may spend less than a majority of their management time on our matters. Over extended periods of time, we believe that our Chief Executive Officer will spend less than a majority of his management time on Company matters, while our President and Chief Operating Officer, Executive Vice President-Chief Legal and Administrative Officer and Senior Vice President-Chief Accounting Officer and Treasurer may or may not spend less than a majority of their time on our matters.

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
On November 5, 2019, the Company entered into the Twinbrook Contribution Agreement to acquire from 1592 Rockville Pike, a wholly-owned subsidiary of the Saul Trust, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland in exchange for 1,416,071 limited partnership units in the Operating Partnership. The Contributed Property is immediately adjacent to approximately 10.3 acres owned by the Company. Title to the Contributed Property and the units were placed in escrow until certain conditions of the Twinbrook Contribution Agreement were satisfied.
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
The Company acquired title to the Contributed Property earlier than originally contemplated in order to control the final aspects of predevelopment, project bidding, contractor selection and lender discussions in support of Phase I. This control will also assure the preservation of the Wegmans lease and its value to this site and, as importantly, to the Company’s adjacent holdings.
The remaining conditions of the Twinbrook Contribution Agreement were satisfied during the third quarter of 2021, and, effective October 18, 2021, 708,036 units were released from escrow to 1592 Rockville Pike. The remaining 708,035 units continue to be held in escrow and will be released to 1592 Rockville Pike on October 18, 2023.
On June 29, 2021, the third-party landlord under the ground lease contributed the fee simple interest in the land underlying the leasehold interest to the Company in exchange for 469,740 limited partnership units in the Operating Partnership, representing an aggregate value of $21.5 million. Acquisition costs were paid in cash and totaled $0.7 million.
Shared Services.
We share with the Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2021, are charges totaling $8.0 million, net, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by the Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and the Saul Organization, we have not obtained a third party appraisal of the value of these services.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $397,900 for the year ended December 31, 2021.
Related Party Rents.
We sublease space for our corporate headquarters from a member of the Saul Organization, the building of which is owned by another member of the Saul Organization. The lease commenced in March 2002 and expires in

February 2022. Negotiations are ongoing for a renewal of the Company’s office space at the same location. The Company and the Saul Organization entered into a shared services agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2021 was $799,500. Although the Company believes that this lease has terms comparable to what would have been obtained from a third-party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.
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
As of December 31, 2021, we had approximately $1.2 billion of debt outstanding, $949.0 million of which was long-term fixed-rate debt secured by 34 of our properties and $206.0 million of which was variable-rate debt due under our credit facility.
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
As of December 31, 2021, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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

LIBOR is used as a reference rate for our credit facility. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, the ICE Benchmark Administration announced its plan to extend the date that most U.S. LIBOR values would cease being computed and published from December 31, 2021 to June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. However, SOFR and LIBOR differ in certain important respects. SOFR is a secured overnight rate, while LIBOR is an unsecured rate that represents interbank funding over different maturities. In addition, because SOFR is a transaction-based rate, it is backward-looking, whereas LIBOR is forward-looking. Because of these and other differences, there can be no assurance that SOFR will perform in the same way as LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for LIBOR. At this time, we cannot predict the effect of any discontinuance, modification or other reforms to LIBOR or whether SOFR or another alternative reference rate will attain market traction as a LIBOR replacement. As LIBOR is phased out, we will need to agree upon a benchmark replacement index with our creditors, and as such the interest rate on our credit facility and certain mortgage payables may change. The new rate, including SOFR, may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.
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
The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, a single entity or individual could own less than 2.5% or 39.9% in value of our issued and outstanding equity securities and such ownership could potentially cause a group of related individuals and/or entities to own constructively more than 2.5% or 39.9% in value of the outstanding stock. If that happened, either the transfer or ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the respective ownership limit.
As of December 31, 2021, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 38.7% in value of all our issued and outstanding equity securities. In addition, members of the Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.
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
As a consequence of various terrorist attacks and other significant losses incurred by the insurance industry, the availability of insurance coverage has decreased and the prices for insurance have increased. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Events such as these could adversely affect our results of operations and our ability to meet our obligations, including distributions to our stockholders.
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
We use information technology and other computer resources to carry out important operational activities and to maintain our business records. As part of our normal business activities, we collect and store certain personal identifying and confidential information relating to our tenants, employees, vendors and suppliers, and maintain operational and financial information related to our business. We have implemented systems and processes intended to address ongoing and evolving cybersecurity risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, hacking, ransomware, employee error, system error, and faulty password management. Additionally, information technology security breaches may go undetected and persist as a latent threat to our security measures.
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

Item 1B. Unresolved Staff Comments
We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2021 that remain unresolved.
Item 2. Properties
Overview
As of December 31, 2021, the Company is the owner, developer and operator of a real estate portfolio composed of 57 operating properties, totaling approximately 9.8 million square feet of gross leasable area (“GLA”), and four development properties. The properties are located primarily in the Washington, D.C./Baltimore, Maryland metropolitan area. The operating property portfolio is composed of 50 neighborhood and community Shopping Centers, and seven predominantly Mixed-Use Properties totaling approximately 7.9 million and 1.9 million square feet of GLA, respectively. No single property accounted for more than 6% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants and offer primarily day-to-day necessities and services. Thirty-three of the Shopping Centers were anchored by a grocery store. One tenant, Giant Food (5.3%), a tenant at 11 Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2021.
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
In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2021 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 15,200 and 95,900, respectively. The 2021 average household income within a one- and three-mile radius of the Shopping Centers is approximately $130,300 and $134,300, respectively, compared to a national average of $92,400. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.
The Shopping Center properties range in size from approximately 19,000 to 573,500 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 157,500 square feet.
Lease Expirations of Shopping Center Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers that the Company owned as of December 31, 2021, for each of the next ten years beginning with 2022, assuming that none of the tenants exercise renewal options and excluding an aggregate of 517,815 square feet of unleased space, which represented 6.6% of the GLA of the Shopping Centers as of December 31, 2021.

Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2022	773,498	sf	9.8%	$16,195,600	11.9%	$20.94
2023	1,152,254		14.6%	21,485,431	15.8%	18.65
2024	988,658		12.6%	20,178,450	14.8%	20.41
2025	1,072,400		13.6%	20,858,693	15.3%	19.45
2026	857,498		10.9%	15,856,282	11.7%	18.49
2027	472,108		6.0%	9,425,826	6.9%	19.97
2028	484,012		6.1%	4,370,924	3.2%	9.03
2029	581,265		7.4%	9,101,401	6.7%	15.66
2030	71,798		0.9%	2,487,642	1.8%	34.65
2031	289,848		3.7%	5,222,597	3.8%	18.02
Thereafter	612,976		7.8%	10,946,393	8.1%	17.86
Total	7,356,315	sf	93.4%	$136,129,239	100.0%	18.51

(1)Calculated using annualized contractual base rent payable as of December 31, 2021 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
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

Lease Expirations of Mixed-Use Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2021, for each of the next ten years beginning with 2022, assuming that none of the tenants exercise renewal options and excluding an aggregate of 201,329 square feet of unleased office and retail space, which represented 17.7% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2021.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2022	70,344	sf	6.2%	$2,657,554	8.0%	$37.78
2023	86,810		7.6%	2,757,623	8.3%	31.77
2024	104,977		9.2%	5,060,405	15.3%	48.20
2025	57,900		5.1%	2,177,226	6.6%	37.60
2026	74,274		6.5%	2,567,170	7.7%	34.56
2027	71,187		6.3%	2,204,666	6.6%	30.97
2028	43,661		3.9%	982,348	3.0%	22.50
2029	39,678		3.5%	1,031,124	3.1%	25.99
2030	34,530		3.0%	1,495,702	4.5%	43.32
2031	146,246		12.9%	2,627,144	7.9%	17.96
Thereafter	206,001		18.1%	9,612,417	29.0%	46.66
Total	935,608	sf	82.3%	$33,173,379	100.0%	35.46

(1)Calculated using annualized contractual base rent payable as of December 31, 2021, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
As of December 31, 2021, the Company had 967 apartment leases, 882 of which will expire in 2022 and 85 of which will expire in 2023. Annual base rent due under these leases is $17.1 million and $0.6 million for the years ending December 31, 2022 and 2023, respectively.

Current Portfolio Properties
The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2021	2020	2019	2018	2017	Anchor / Significant Tenants
Shopping Centers
Ashbrook Marketplace	Ashburn, VA	85,819	2018 (2019)	13.7	100%	100%	92%	N/A	N/A	Lidl, Planet Fitness, Starbucks, Dunkin Donuts, Valvoline, Cafe Rio, McAlisters Deli
Ashburn Village	Ashburn, VA	221,596	1994-2006	26.4	96%	95%	97%	97%	94%	Giant Food, Hallmark, McDonald's, Burger King, Dunkin Donuts, Kinder Care, Blue Ridge Grill
Ashland Square Phase I	Dumfries, VA	23,120	2007	2.0	100%	100%	100%	100%	100%	Capital One Bank, CVS Pharmacy, The All American Steakhouse
Beacon Center	Alexandria, VA	359,671	1972 (1993/99/07)	32.3	100%	100%	100%	100%	100%	Lowe's Home Improvement Center, Giant Food, Home Goods, Outback Steakhouse, Marshalls, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave's, Chipotle, Capital One Bank, Wendy's
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	100%	100%	100%	BJ's Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,365	2004	12.7	94%	89%	99%	96%	95%	Publix, Palm Beach Fitness, Anima Domus
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	96%	97%	100%	100%	100%	Panera Bread, Party City, Petco, Capital One Bank
Briggs Chaney MarketPlace	Silver Spring, MD	194,258	2004	18.2	95%	97%	96%	92%	100%	Global Food, Ross Dress For Less, Advance Auto Parts, McDonald's, Dunkin Donuts, Enterprise Rent-A-Car, Dollar Tree, Dollar General, Salon Plaza
Broadlands Village	Ashburn, VA	174,438	2003 (2004/06)	24.0	92%	90%	98%	98%	77%	Aldi Grocery, The All American Steakhouse, Bonefish Grill, Dollar Tree, Starbucks, Minnieland Day Care, Chase Bank, LA Fitness
Burtonsville Town Square	Burtonsville, MD	139,928	2017	26.3	100%	100%	98%	100%	100%	Giant Food, Petco, Starbucks, Greene Turtle, Capital One Bank, CVS Pharmacy, Roy Rogers, Mr. Tire, Taco Bell
Countryside Marketplace	Sterling, VA	138,804	2004	16.0	91%	92%	95%	96%	94%	Lotte Plaza Market, CVS Pharmacy, Starbucks, McDonald's, 7-Eleven
Cranberry Square	Westminster, MD	141,450	2011	18.9	97%	87%	96%	97%	100%	Giant Food, Giant Gas Station, Staples, Party City, Wendy's, Sola Salons
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	94%	92%	94%	96%	87%	Publix, Subway, Orange Theory, Anytime Fitness
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	100%	100%	100%	Chase Bank, Bank of America
French Market	Oklahoma City, OK	246,148	1974 (1984/98)	13.8	75%	78%	97%	96%	97%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Petco, The Tile Shop, Lakeshore Learning Center, Dollar Tree, Verizon, Raising Cane's
Germantown	Germantown, MD	18,982	1992	2.7	100%	100%	100%	100%	100%	CVS Pharmacy, Jiffy Lube
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	93%	98%	97%	96%	96%	Safeway, Panera Bread, Five Guys, Chipotle
Great Falls Center	Great Falls, VA	91,666	2008	11.0	98%	100%	98%	100%	100%	Safeway, CVS Pharmacy, Trustar Bank, Starbucks, Subway, Long & Foster
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	100%	100%	100%	Mega Mart, Starbucks, Chuck E. Cheese's, Sardi's Chicken, Capital One Bank, Kool Smiles, Wells Fargo

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2021	2020	2019	2018	2017	Anchor / Significant Tenants
Shopping Centers (Continued)
Hunt Club Corners	Apopka, FL	107,103	2006	13.9	99%	100%	100%	97%	93%	Publix, Pet Supermarket, Boost Mobile
Jamestown Place	Altamonte Springs, FL	96,201	2005	10.9	100%	100%	100%	100%	93%	Publix, Carrabas Italian Grill, Orlando Health
Kentlands Square I	Gaithersburg, MD	116,494	2002	11.5	100%	100%	100%	98%	98%	Lowe's Home Improvement Center, Chipotle, Starbucks, Shake Shack
Kentlands Square II and Kentlands Pad	Gaithersburg, MD	253,052	2011	23.4	97%	97%	99%	99%	57%	Giant Food, At Home, Party City, Panera Bread, Not Your Average Joe's, Hallmark, Chick-Fil-A, Coal Fire Pizza, Cava Mezza Grill
Kentlands Place	Gaithersburg, MD	40,697	2005	3.4	86%	75%	93%	93%	93%	Bonefish Grill, Privai Spa
Lansdowne Town Center	Leesburg, VA	196,817	2006	23.4	90%	91%	90%	96%	93%	Harris Teeter, CVS Pharmacy, Panera Bread, Starbucks, Capital One Bank, Ford's Oyster House, Fusion Learning, Chick-Fil-A
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	93%	93%	90%	100%	95%	CVS Pharmacy, Party Depot, FedEx Office, Capital One Bank, Five Guys, Dollar Tree
Lumberton Plaza	Lumberton, NJ	192,718	1975 (1992/96)	23.3	66%	68%	68%	70%	84%	Aldi, Rite Aid, Family Dollar, Retro Fitness, Big Lots, Burger King
Metro Pike Center	Rockville, MD	67,488	2010	4.6	85%	83%	65%	69%	67%	McDonald's, Dunkin Donuts, 7-Eleven, Palm Beach Tan, Mattress Warehouse, Salvation Army
Shops at Monocacy	Frederick, MD	111,166	2004	13.0	98%	100%	99%	99%	99%	Giant Food, Panera Bread, Five Guys, California Tortilla, Firehouse Subs, Comcast
Northrock	Warrenton, VA	100,032	2009	15.4	94%	99%	100%	100%	99%	Harris Teeter, Longhorn Steakhouse, Ledo's Pizza, Capital One Bank, Novant Health
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	98%	92%	96%	96%	99%	Safeway, Advance Auto Parts, Dollar Tree, McDonald's, Wendy's, Ledo's Pizza, M&T Bank
Olney	Olney, MD	53,765	1975 (1990)	3.7	93%	93%	93%	94%	92%	Walgreens, Olney Grille, Ledo's Pizza, Popeye's, Sardi's Fusion
Orchard Park	Dunwoody, GA	87,365	2007	10.5	100%	99%	99%	100%	98%	Kroger, Subway, Jett Ferry Dental
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	98%	100%	100%	100%	94%	Publix, Duffy's Sports Grill, Toojay's Deli, The Tile Shop, Rockler Tools, Humana Health, Sola Salons
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	95%	97%	97%	92%	100%	Giant Food, Dominos, Bank of America
11503 Rockville Pike/5541 Nicholson Lane	Rockville, MD	40,249	2010 / 2012	3.0	61%	61%	61%	61%	61%	Dr. Boyd's Pet Resort, Metropolitan Emergency Animal Clinic
1500/1580/1582 Rockville Pike	Rockville, MD	105,428	2012/2014	10.2	100%	100%	97%	97%	96%	Party City, CVS Pharmacy, Danker Furniture Outlet
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	94%	96%	99%	99%	98%	Publix, Earth Origins Health Food, Petco, Planet Fitness, Vision Works
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	100%	100%	100%	100%	100%	Resort Quest, Armand's Pizza, Candy Kitchen, Summer Salts, Fin's Alehouse
Seven Corners	Falls Church, VA	573,481	1973 (1994-7/07)	31.6	98%	99%	99%	100%	100%	The Home Depot, Giant Food, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, Off-Broadway Shoes, JoAnn Fabrics, Starbucks, Dogfish Head Ale House, Red Robin Gourmet Burgers, Chipotle, Wendy's, Burlington Coat Factory, Mattress Warehouse,
										J. P. Morgan Chase, Five Below

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2021	2020	2019	2018	2017	Anchor / Significant Tenants
Shopping Centers (Continued)
Severna Park Marketplace	Severna Park, MD		254,011	2011	20.6	89%	89%	100%	100%	100%	Giant Food, Kohl's, Office Depot, Goodyear, Chipotle, McDonald's, Five Guys, Unleashed (Petco), Jersey Mike's, Bath & Body Works, Wells Fargo. MOD Pizza
Shops at Fairfax	Fairfax, VA		68,762	1975 (1993/99)	6.7	98%	97%	98%	100%	97%	99 Ranch
Smallwood Village Center	Waldorf, MD		173,341	2006	25.1	79%	75%	77%	79%	83%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD		485,628	1972 (1986)	39.8	94%	94%	97%	100%	99%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot, The Tile Shop, Mercy Health Care, Massage Envy, Potbelly, Capital One Bank, Chipotle, Banfield Pet Hospital, Glory Days Grill, Bank of America
Southside Plaza	Richmond, VA		371,761	1972	32.8	98%	96%	92%	89%	91%	Super Fresh, Citi Trends, City of Richmond, McDonald's, Burger King, Kool Smiles, Crafty Crab, Roses
South Dekalb Plaza	Atlanta, GA		163,418	1976	14.6	94%	87%	87%	93%	89%	Big Lots, Emory Clinic, Roses, Deal $, Humana Oak Street Health
Thruway	Winston-Salem, NC		365,816	1972 (1997)	31.5	81%	80%	94%	96%	95%	Harris Teeter, Trader Joe's, Talbots, Hanes Brands, Jos. A. Bank, Chico's, Loft, FedEx Office, Plow & Hearth, New Balance, Aveda Salon, Carter's Kids, McDonald's, Chick-Fil-A, Wells Fargo Bank, Francesca's Collections, Great Outdoor Provision Company, White House / Black Market, Soma, J. Crew, Chop't, Lululemon, Orange Theory, Athleta
Village Center	Centreville, VA		145,651	1990	17.2	88%	88%	98%	98%	98%	Giant Food, Starbucks, McDonald's, Pet Supplies Plus, Bikram Yoga, Capital One Bank, Truist Bank
Westview Village	Frederick, MD		103,186	2009	11.6	89%	92%	97%	99%	95%	Silver Diner, Sleepy's, Music & Arts, Firehouse Subs, CiCi's Pizza, Café Rio, Five Guys, Regus, Krispy Kreme, Wendy's, State Employees Credit Union (SECU)
White Oak	Silver Spring, MD		480,676	1972 (1993)	27.9	100%	100%	100%	99%	100%	Giant Food, Sears, Walgreens, Sarku Japan
Total Shopping Centers		(3)	7,874,130		766.8	93.4%	93.1%	95.5%	96.0%	94.3%

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2021		2020		2019		2018		2017		Anchor / Significant Tenants
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD		390,683	1981-2000	37.1	87%		93%		91%		90%		88%		General Services Administration, Gene Dx, Inc., American Type Culture Collection, Inc.
Clarendon Center-North Block	Arlington, VA		108,386	2010	0.6	86%		83%		86%		100%		100%		AT&T Mobility, Chipotle, Airlines Reporting Corporation
Clarendon Center-South Block	Arlington, VA		104,894	2010	1.3	88%		88%		97%		97%		100%		Trader Joe's, Circa, Burke & Herbert Bank, South Block Blends, Keppler Speakers Bureau, ECG Management Co., Leadership Institute, Capital One Bank, Massage Envy
Clarendon Center Residential-South Block (244 units)			188,671	2010		98%		95%		95%		100%		96%
Park Van Ness-Residential (271 units)	Washington, DC		214,600	2016	1.4	96%		95%		97%		97%		96%
Park Van Ness-Retail	Washington, DC		8,847	2016		100%		100%		100%		100%		100%		Uptown Market, Sfoglina Pasta House
601 Pennsylvania Ave.	Washington, DC		227,651	1973 (1986)	1.0	78%		90%		94%		98%		100%		National Gallery of Art, American Assn. of Health Plans, Southern Company, Regus, Capital Grille
Washington Square	Alexandria, VA		236,376	1975 (2000)	2.0	71%		80%		90%		91%		94%		Academy of Managed Care Pharmacy, Cooper Carry, National PACE Association, Marketing General, Trader Joe's, FedEx Office, Talbots, Virginia ABC
The Waycroft-Residential (491 units)	Arlington, VA		404,709	2020	2.8	97%		76%		N/A		N/A		N/A
The Waycroft-Retail	Arlington, VA		60,100	2020		91%		90%		N/A		N/A		N/A		Target, Enterprise Rent-A-Car, Silver Diner
Total Mixed Use Properties		(3)	1,944,917		46.2	82.3%	(2)	88.4%	(2)	91.6%	(2)	93.6%	(2)	94.5%	(2)
Total Portfolio		(3)	9,819,047		813.0	92.0%	(2)	92.5%	(2)	95.0%	(2)	95.7%	(2)	94.3%	(2)

Land and Development Properties
Hampden House	Bethesda, MD			2018	0.6			Planned development of a mixed-use project with up to 366 apartment units and 10,100 square feet of retail space. The Company has entered into a contract with a general contractor. Demolition of the existing structure began in the fourth quarter of 2021 to prepare the site for future development.
Twinbrook Quarter	Rockville, MD			2021	8.2			Planned development of Phase I, which includes an 80,000 square foot Wegmans, approximately 25,000 of square feet of adjacent small shop space, 450 apartments and a 230,000 square foot office building, was approved by the City of Rockville in 2020. Demolition of the existing improvements within Phase I has been completed. Excavation of the site is approximately 85% complete. Below grade foundation work has begun and will continue during 2022, and initial delivery of Phase I is anticipated in late 2024.
Ashland Square Phase II	Manassas, VA			2004	17.3			Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
New Market	New Market, MD			2005	35.5			Parcel will accommodate retail development in excess of 120,000 square feet near I-70, east of Frederick, Maryland. A development timetable has not been determined.
Total Development Properties					61.6

(1)Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments. Includes only operating properties owned as of December 31, 2021. As such, prior year totals do not agree to prior year tables.
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
Holders
The approximate number of holders of record of the common stock was 120 as of February 17, 2021. Many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends and Distributions
Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed more than the required amount in 2021 and 2020. See Notes to Consolidated Financial Statements, No. 13, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.
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
Acquisition of Equity Securities by the Saul Organization
Through participation in the Company’s Dividend Reinvestment Plan, during the quarter ended December 31, 2021, (a) B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, (b) his spouse, (c) the Saul Trust and B. F. Saul Company, for each of which Mr. B. F. Saul II serves as either President or Chairman, and (d) B. F. Saul Property Company, Avenel Executive Park Phase II, LLC, SHLP Unit Acquisition Corp. and Dearborn, LLC, which are wholly-owned subsidiaries of either B. F. Saul Company or the Saul Trust, acquired an aggregate of 55,395 shares of common stock and 13,697 limited partnership units at an average price of $45.56 per share/unit, in respect of the October 31, 2021 dividend distribution. Such limited partnership units were issued in reliance on Section 4(a)(2) of the Securities Act of 1933.
No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph
Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Financial Times Stock Exchange Group National Association of Real Estate Investment Trust Equity Index (“FTSE NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on December 31, 2016.

Cumulative Total Return
Total Return Per $100 Invested
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Saul Centers, Inc.
S&P 500
Russell 2000
FTSE NAREIT Equity

	Period Ended
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Saul Centers, Inc. [1]	$100.00	$95.78	$76.16	$89.40	$57.15	$100.16
S&P 500 [2]	$100.00	$121.83	$116.49	$152.71	$181.35	$233.41
Russell 2000 [3]	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39
FTSE NAREIT Equity [4]	$100.00	$105.23	$100.36	$126.45	$116.34	$166.64

[1] Source: S&P Capital I.Q.
[2] Source: Bloomberg
[3] Source: FTSE Russell
[4] Source: FTSE National Association of Real Estate Investment Trusts

Item 6. Selected Financial Data
None.

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
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere in this Annual Report on Form 10-K. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled "Forward-Looking Statements." Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see "Item 1A. Risk Factors."
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
If the effects of COVID-19 result in continued deterioration of economic and market conditions, or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in 2022 or future periods. As of December 31, 2021, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges have been recorded. However, we have yet to see the long-term effects of COVID-19 and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether impairment charges are warranted.
While the Company’s grocery store, pharmacy, bank and home improvement store tenants generally remained fully open, many restaurants have operated with reduced hours and/or limited indoor seating, supplemented with delivery and curbside pick-up, and most health, beauty supply and services, fitness centers, and other non-essential businesses are open with limited or full customer capacity depending on location. As of February 18, 2022, payments by tenants of contractual base rent and operating expense and real estate tax recoveries totaled approximately 99% and 97% for the fourth quarter of 2021 and January 2022, respectively. During 2021, the

Company generally did not charge late fees or delinquent interest on past due payments and, in many cases, rent deferral agreements have been negotiated to allow tenants temporary relief where needed. The deferral agreements, generally, permit tenants to defer 30 to 90 days of rent, operating expense and real estate tax recovery payments until a later time in their lease term with repayment typically occurring over a 12-month period generally commencing in 2021. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as governmental orders require non-essential businesses to remain at limited capacity or closed and residents to stay at home. We will continue to accrue rental revenue during the deferral period. However, we anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. Management considers reserves established as of December 31, 2021, against such potential losses to be reasonable and adequate. Rent collections during the fourth quarter of 2021 and rent relief requests to-date may not be indicative of collections or requests in any future period.
The following is a summary of the Company's executed rent deferral agreements and repayment dates as of February 18, 2022, with the exception of amounts due, which are as of January 31, 2022.

(In thousands)
Original Rent Due By Quarter	Original Rent Amount	Repayment Year	Repayment Amount	Amount Due	Amount Collected	Collection Percentage
	(prior to deferral)		(after deferral)			(based on payments currently due)
2020 First Quarter	$67	2020	331	$331	$331	100%
2020 Second Quarter	6,282	2021	5,703	5,703	5,531	97%
2020 Third Quarter	1,487	2022	2,033	219	189	86%
2020 Fourth Quarter	368	2023	645
2021 First Quarter	249	2024	234
2021 Second Quarter	266	2025	48
2021 Third Quarter	273	2026	19
2021 Fourth Quarter	74	Thereafter	53
January 2022	—
Total	$9,066	Total	$9,066	$6,253	$6,051	97%
When taking into account the amount of time elapsed since the due date of the payment, we continue to experience sequential improvement in our collection rates. The following table summarizes the Company's consolidated total collections of the first quarter, second quarter, third quarter, fourth quarter and January 2022 rent billings as of February 18, 2022:

	Retail	Office	Residential	Total
2021 First Quarter	99%	100%	99%	99%
2021 Second Quarter	99%	100%	99%	99%
2021 Third Quarter	99%	100%	99%	99%
2021 Fourth Quarter	98%	100%	99%	99%
January 2022	97%	99%	99%	97%
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
As of January 31, 2022, the Company had $12.8 million of cash and cash equivalents and borrowing availability of approximately $208.8 million under its unsecured revolving credit facility.
The extent of the effects of COVID-19 on the Company’s business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See Item 1A. Risk Factors. However, we believe the actions we have taken and are continuing to take will help minimize interruptions to operations and will put the Company in the best position to participate in the recovery when the time comes. Management and the Board of Directors will continue to actively monitor the effects of the COVID-19 pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt the Company’s business in the best interests of our stockholders and personnel. The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.
In accordance with guidance issued by state and local health authorities and with safety protocols in place as recommended by the Centers for Disease Control and Prevention, on June 1, 2021, the Company began transitioning employees from a remote working environment to working in the office. On November 1, 2021, the Company formally reopened, without occupancy restrictions, its corporate office in Bethesda, Maryland. Due to the most recent COVID-19 variant and the surge in cases, the Company is currently allowing employees the option to work remotely. The Company does not anticipate any adverse impact on its ability to continue to operate its business during the transition back to the office.
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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area had remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, decreased to 92.0% at December 31, 2021, from 92.5% at December 31, 2020.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of December 31, 2021, amortizing fixed-rate mortgage debt with staggered maturities from 2022 to 2035 represented approximately 82.2% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of $206.0 million outstanding under the credit facility. As of December 31, 2021, the Company has availability of approximately $219.8 million under its $425.0 million unsecured revolving credit facility.
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
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's commercial properties (all properties except for the apartments within The Waycroft, Clarendon Center and Park Van Ness properties). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions. The $0.66 per square foot increase in base rent in the 2021 Period compared to the 2020 Period is primarily attributable to a rate increase in commercial leases relating to completed development projects.

	Commercial Rents
	Year ended December 31,
	2021	2020	2019
Base rent	$20.63	$19.97	$19.91
Effective rent	$18.91	$18.25	$18.08

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

Results of Operations
    The following is a discussion of the components of revenue and expense for the entire Company. This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 25, 2021.

Revenue
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2021	2020	2019	2021 from 2020	2020 from 2019
Base rent	$197,930	$188,636	$185,724	4.9%	1.6%
Expense recoveries	34,500	34,678	36,521	(0.5)%	(5.0)%
Percentage rent	1,504	927	910	62.2%	1.9%
Other property revenue	1,393	1,252	1,423	11.3%	(12.0)%
Credit losses on operating lease receivables	(812)	(5,212)	(1,226)	(84.4)%	325.1%
Rental revenue	234,515	220,281	223,352	6.5%	(1.4)%
Other revenue	4,710	4,926	8,173	(4.4)%	(39.7)%
Total revenue	$239,225	$225,207	$231,525	6.2%	(2.7)%

Base rent includes $1.7 million and $1.3 million, for the years 2021 and 2020, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.4 million and $1.4 million for the years 2021 and 2020, respectively, to recognize income from the amortization of in-place leases.
Total revenue increased 6.2% in 2021 compared to 2020 as described below.
Base rent
The $9.3 million increase in base rent in 2021 compared to 2020 was attributable to The Waycroft, which was completed in April 2020 ($9.8 million).
Percentage rent
The $0.6 million increase in percentage rent in 2021 compared to 2020 was attributable to increased sales reported by anchor and retail tenants at multiple Shopping Centers.
Credit losses on operating lease receivables
Credit losses decreased $4.4 million in 2021 compared to 2020, primarily due to collections across the portfolio as tenant operations have improved due to restrictions related to COVID-19 being removed or lessened.

Operating expenses
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2021	2020	2019	2021 from 2020	2020 from 2019
Property operating expenses	$32,881	$28,857	$29,946	13.9%	(3.6)%
Real estate taxes	28,747	29,560	27,987	(2.8)%	5.6%
Interest expense, net and amortization of deferred debt costs	45,424	46,519	41,834	(2.4)%	11.2%
Depreciation and amortization of deferred leasing costs	50,272	51,126	46,333	(1.7)%	10.3%
General and administrative	20,252	19,107	20,793	6.0%	(8.1)%
Total expenses	$177,576	$175,169	$166,893	1.4%	5.0%
Total expenses increased 1.4% in 2021 compared to 2020 as described below.
Property operating expenses
Property operating expenses increased $4.0 million in 2021 compared to 2020 primarily due to (a) increased expenses at The Waycroft, which opened in April 2020 ($1.7 million), (b) increased expenses throughout the portfolio related to snow ($1.0 million), and (c) increased expenses throughout the portfolio, exclusive of The Waycroft ($1.3 million).
Real estate taxes
Real estate taxes decreased $0.8 million in 2021 compared to 2020 primarily due to (a) reductions of tax assessments across the portfolio, exclusive of The Waycroft ($1.8 million), partially offset by (b) the substantial completion of The Waycroft ($1.0 million) and cessation of capitalization of real estate taxes.
Interest expense, net and amortization of deferred debt costs
Interest expense and amortization of deferred debt costs decreased by $1.1 million in 2021 compared to 2020 primarily due to (a) a lower weighted average interest rate, exclusive of The Waycroft ($2.5 million), partially offset by (b) higher interest expense related to the substantial completion of The Waycroft in April 2020 ($0.8 million), (c) higher capitalized interest ($0.2 million), and (d) higher average debt outstanding ($0.2 million).
Depreciation and amortization
Depreciation and amortization of deferred leasing costs decreased by $0.9 million in 2021 compared to 2020 primarily due to lower amortization of deferred leasing costs during the period ($0.6 million).
General and administrative
General and administrative costs increased $1.1 million in 2021 compared to 2020 primarily due to (a) higher employee costs ($0.9 million) and (b) higher loan administration costs ($0.2 million).

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
The tables below provide reconciliations of property revenue and property operating income under GAAP to same property revenue and same property operating income for the indicated periods. The same property results include 50 Shopping Centers and six Mixed-Use properties for each period.

Same property revenue

(in thousands)	Year ended December 31,
	2021	2020
Total revenue	$239,225	$225,207
Less: Acquisitions, dispositions and development properties	(15,596)	(4,790)
Total same property revenue	$223,629	$220,417

Shopping centers	$169,681	$161,854
Mixed-Use properties	53,948	58,563
Total same property revenue	$223,629	$220,417

Total Shopping Center revenue	$169,681	$161,854
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center revenue	$169,681	$161,854

Total Mixed-Use property revenue	$69,544	$63,353
Less: Mixed-Use acquisitions, dispositions and development properties	(15,596)	(4,790)
Total same Mixed-Use revenue	$53,948	$58,563

The $3.2 million increase in same property revenue in 2021 compared to 2020 was due to (a) lower credit losses on operating lease receivables and corresponding reserves (collectively, $6.3 million) and (b) higher base rent at Ashbrook Marketplace ($1.1 million), partially offset by (c) lower base rent in the Mixed-Used portfolio ($4.3 million).

Same property operating income

	Year Ended December 31,
(In thousands)	2021	2020
Net income	$61,649	$50,316
Add: Interest expense, net and amortization of deferred debt costs	45,424	46,519
Add: Depreciation and amortization of deferred leasing costs	50,272	51,126
Add: General and administrative	20,252	19,107
Less: Gain on sale of property	—	(278)
Property operating income	177,597	166,790
Less: Acquisitions, dispositions and development properties	(9,312)	(1,271)
Total same property operating income	$168,285	$165,519

Shopping Centers	$133,897	$126,656
Mixed-Use properties	34,388	38,863
Total same property operating income	$168,285	$165,519

Shopping Center operating income	$133,897	$126,656
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center operating income	$133,897	$126,656

Mixed-Use property operating income	$43,700	$40,134
Less: Mixed-Use acquisitions, dispositions and development properties	(9,312)	(1,271)
Total same Mixed-Use property operating income	$34,388	$38,863

Same property operating income increased $2.8 million in 2021 compared to 2020 due primarily to
(a) lower credit losses on operating lease receivables and corresponding reserves (collectively, $6.3 million), (b) higher base rent at Ashbrook Marketplace ($1.1 million), and (c) higher percentage rent ($0.6 million), partially offset by (d) lower base rent in the Mixed-Used portfolio ($4.3 million), and (e) lower expense recoveries, net ($0.9 million).
Impact of Inflation
The impact of rising operating expenses due to inflation on the operating performance of the Company’s portfolio is partially mitigated by terms in substantially all of the Company’s leases, which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase, and, to a lesser extent, on the change in the consumer price index, commonly referred to as the CPI.
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

Liquidity and Capital Resources
Cash and cash equivalents were $14.6 million and $26.9 million at December 31, 2021 and 2020, respectively. The changes in cash and cash equivalents during the years ended December 31, 2021 and 2020 were attributable to operating, investing and financing activities, as described below.

(in thousands)	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$118,381	$78,383
Net cash used in investing activities	(55,872)	(56,168)
Net cash used in financing activities	(74,771)	(9,264)
Increase (decrease) in cash and cash equivalents	$(12,262)	$12,951

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on outstanding debt.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $0.3 million decrease in cash used in investing activities is primarily due to (a) lower development expenditures ($8.8 million) and (b) lower additions to real estate investments throughout the portfolio ($0.8 million), partially offset by (c) higher acquisitions of real estate investments ($9.0 million).
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is currently developing Phase I of Twinbrook Quarter, a project that includes an 80,000 square foot Wegmans, and approximately 25,000 square feet of small shop space, and 450 apartments, which are currently under construction. Located in Rockville, Maryland, Phase I also includes a planned 230,000 square foot office building that is not under construction at this time. In November 2021, the Company closed on a $145.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the residential and retail portions of Phase I. The Company has completed development plans for Hampden House, for the development of up to 366 apartment units and 10,100 square feet of retail space, and is in the process of demolishing the existing structure to prepare the site for future development. On February 23, 2022, the Company closed on a $133.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. Demolition began in the fourth quarter of 2021 to prepare the site for future development. The Company has entered into a contract with a general contractor and construction is expected to be completed during 2025. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
Management believes that the Company’s capital resources, which at December 31, 2021 included cash balances of approximately $14.6 million and borrowing availability of approximately $219.8 million under its unsecured revolving credit facility, provide sufficient liquidity and flexibility to meet the needs of the Company's operations as the effects of the COVID-19 pandemic continue to evolve.
Contractual Payment Obligations
As of December 31, 2021, the Company had unfunded contractual payment obligations of approximately $193.8 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2021.

	Payments Due By Period
(Dollars in thousands)	One Year or Less	More Than One Year	Total
Notes Payable:
Interest	$45,138	$279,299	$324,437
Scheduled Principal	31,033	206,377	237,410
Balloon Payments	36,502	881,116	917,618
Subtotal	112,673	1,366,792	1,479,465
Corporate Headquarters Lease (1)	146	—	146
Development and Predevelopment Obligations	66,735	159,728	226,463
Tenant Improvements	14,236	2,842	17,078
Total Contractual Obligations	$193,790	$1,529,362	$1,723,152

(1)See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Dividend Reinvestments
In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 287,239 and 220,863 shares under the Plan at a weighted average discounted price of $39.17 and $33.94 per share during the years ended December 31, 2021 and 2020, respectively. The Company issued 61,009 and 51,579 limited partnership units under the Plan at a weighted average price of $39.74 and $32.99 per unit during the years ended December 31, 2021 and 2020, respectively. The Company also credited 6,376 and 7,635 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $39.31 and $31.18 per share, during the years ended December 31, 2021 and 2020, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2021.
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
The Company's financing activity is described within note 5 to the Consolidated Financial Statements. The following is a summary of notes payable as of December 31, 2021 and 2020.

Notes Payable	Year Ended December 31,		Interest	Scheduled
(Dollars in thousands)	2021	2020	Rate*	Maturity*
Fixed rate mortgages:
Jamestown Place	$—	$6,110	5.81%	Feb-2021
Hunt Club Corners	—	5,109	6.01%	Aug-2021
Lansdowne Town Center	28,533	29,657	5.62%	Jun-2022
Orchard Park	8,812	9,136	6.08%	Sep-2022
BJ's Wholesale Club	9,692	10,018	6.43%	Apr-2023
Great Falls Center	8,651	9,788	6.61%	Feb-2024
Leesburg Pike Center	13,213	13,836	7.35%	Jun-2024
Village Center	11,528	12,061	7.60%	Jun-2024
White Oak	20,874	21,704	6.89%	Jul-2024
Avenel Business Park	24,108	25,224	7.45%	Jul-2024
Ashburn Village	24,186	25,253	7.30%	Jan-2025
Ravenwood	12,553	13,095	6.18%	Jan-2026
Clarendon Center	90,600	94,712	5.31%	Apr-2026
Severna Park Marketplace	27,197	28,480	4.30%	Oct-2026
Kentlands Square II	31,155	32,585	4.53%	Nov-2026
Cranberry Square	14,634	15,290	4.70%	Dec-2026
Seven Corners	56,413	58,607	5.84%	May-2027
Hampshire-Langley	12,868	13,480	4.04%	Apr-2028
Beacon Center	32,170	34,223	3.51%	Jun-2028
Seabreeze Plaza	13,897	14,469	3.99%	Sep-2028
Shops at Fairfax / Boulevard	24,398	25,318	3.69%	Mar-2030
Northrock	13,108	13,626	3.99%	Apr-2030
Burtonsville Town Square	34,558	35,836	3.39%	Feb-2032
Park Van Ness	64,661	66,420	4.88%	Sep-2032
Washington Square	53,745	55,398	3.75%	Dec-2032
Broadlands Village	29,613	30,467	4.41%	Nov-2033
The Glen	21,393	21,933	4.69%	Jan-2034
Olde Forte Village	20,682	21,204	4.65%	Feb-2034
Olney	12,299	12,125	8.00%	Apr-2034
Shops at Monocacy	27,143	27,836	4.14%	Dec-2034
Ashbrook Marketplace	21,329	21,922	3.80%	Aug-2035
Kentlands	28,899	29,746	3.43%	Aug-2035
The Waycroft	156,116	146,083	4.67%	Sep-2035
Total fixed rate	949,028	980,751	4.93%	8.30 years
Variable rate loans:
Revolving credit facility	106,000	104,500	LIBOR + 1.35%	Aug-2025
Term loan facility	100,000	75,000	LIBOR + 1.30%	Feb-2027
Total variable rate	206,000	179,500	1.43%	4.39 years
Total notes payable	$1,155,028	$1,160,251	4.30%	7.60 years
*    Interest rate and scheduled maturity data presented as of December 31, 2021. Totals computed using weighted averages.

On January 5, 2021, the Company repaid in full the remaining principal balance of $6.1 million of the mortgage loan secured by Jamestown Place, which was scheduled to mature in February 2021.
On June 11, 2021, the Company repaid in full the remaining principal balance of $5.0 million of the mortgage loan secured by Hunt Club Corners, which was scheduled to mature in August 2021.
On August 31, 2021, the Company replaced its credit facility. The new credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit, totals $525.0 million (the “New Facility”), of which $425.0 million is a revolving credit facility (the “Revolving Line”) and $100.0 million is a term loan (the “Term Loan”). As of December 31, 2021, the applicable spread for borrowings was 135 basis points under the Revolving Line and 130 basis points under the Term Loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the New Facility. Letters of credit may be issued under the revolving credit facility. As of December 31, 2021, based on the value of the Company’s unencumbered properties, approximately $219.8 million was available under the Revolving Line, $106.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of December 31, 2021, the Company was in compliance with all such covenants.
On November 19, 2021, the Company closed on a $145.0 million construction-to-permanent loan, the proceeds of which will be used to partially fund Phase I of the Twinbrook Quarter development project. The loan matures in 2041, bears interest at a fixed rate of 3.83%, and requires interest only payments, which will be funded by the loan, until conversion to permanent. The conversion is expected in the fourth quarter of 2026, and thereafter, monthly principal and interest payments based on a 25-year amortization schedule will be required.
On February 23, 2022, the Company closed on a $133.0 million construction-to-permanent loan, the proceeds of which will be used to partially fund Hampden House. The loan matures in 2040, bears interest at a fixed rate of 3.90%, and requires interest only payments, which will be funded by the loan, until conversion to permanent. The conversion is expected in the first quarter of 2026, and thereafter, monthly principal and interest payments based on a 25-year amortization schedule will be required.

Funds From Operations
In 2021, the Company reported Funds From Operations ("FFO")1 available to common stockholders and noncontrolling interests of $100.7 million, a 12.0% increase from 2020 FFO available to common stockholders and noncontrolling interests of $90.0 million. The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income	$61,649	$50,316	$64,196
Subtract:
Gain on sale of property	—	(278)	—
Add:
Real estate depreciation and amortization	50,272	51,126	46,333
FFO	111,921	101,164	110,529
Subtract:
Preferred stock dividends	(11,194)	(11,194)	(12,235)
Extinguishment of issuance costs upon redemption of preferred shares	—	—	(3,235)
FFO available to common stockholders and noncontrolling interests	$100,727	$89,970	$95,059
Weighted average shares and units:
Basic	32,029	31,266	30,869
Diluted (2)	33,098	31,267	30,913
Basic FFO per share available to common stockholders and noncontrolling interests	$3.14	$2.88	$3.08
Diluted FFO per share available to common stockholders and noncontrolling interests.	$3.04	$2.88	$3.08

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
2     Beginning March 5, 2021, fully diluted shares and units includes 1,416,071 limited partnership units held in escrow related to the contribution of Twinbrook Quarter by 1592 Rockville Pike. Half of the units held in escrow were released on October 18, 2021. The remaining units held in escrow are scheduled to be released on October 18, 2023.

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
Portfolio Leasing Status
The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated. This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 25, 2021.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2021	50	7	7,874,130	1,136,937	93.4%	82.3%
2020	50	7	7,876,692	1,136,937	93.0%	88.4%
On a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, the Shopping Center leasing percentage increased to 93.4% from 93.1% and the Mixed-Use leasing percentage decreased to 82.3% from 88.3% The overall portfolio leasing percentage, on a comparative same property basis, decreased to 92.0% at December 31, 2021 from 92.5% at December 31, 2020.
The Residential portfolio was 97.1% leased at December 31, 2021, compared to 85.5% at December 31, 2020. The increase in Residential portfolio occupancy is primarily due to completion in 2021 of the initial lease up of The Waycroft, which opened in April 2020.
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

Commercial Property Leasing Activity			Base Rent per Square Foot
Year ended December 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2021	1,353,543	285	$21.07	$21.59
2020	1,371,377	247	24.70	25.15

Additional information about commercial leasing activity during the three months ended December 31, 2021, is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either as a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	20	—	54
Square feet	106,450	—	249,335
Per square foot average annualized:
Base rent	$18.73	$—	$22.16
Tenant improvements	(1.95)	—	(2.10)
Leasing costs	(0.62)	—	(1.66)
Rent concessions	(0.44)	—	(0.04)
Effective rents	$15.72	$—	$18.36

During 2021, the Company entered into 694 new or renewed apartment leases. The monthly rent per square foot for these leases decreased to $3.22 from $3.28. During 2020, excluding The Waycroft residential property, the Company entered into 392 new or renewed apartment leases. The monthly rent per square foot for these leases decreased to $3.30 from $3.51.
As of December 31, 2021, 843,842 square feet of Commercial space was subject to leases scheduled to expire in 2022. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Commercial Property Leases:	Total
Square feet	843,842
Average base rent per square foot	$22.34
Estimated market base rent per square foot	$22.97

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
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of December 31, 2021, the Company had variable rate indebtedness totaling $206.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at December 31, 2021 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $2.1 million, based on those balances. As of December 31, 2021, the Company had fixed-rate indebtedness totaling $949.0 million with a weighted average interest rate of 4.93%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2021 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $47.7 million.
The Company may, where appropriate, employ derivative financial instruments, such as interest rate swaps to mitigate the risk of interest rate fluctuations. At December 31, 2021, the Company had no such derivative financial instruments.

Item 8. Financial Statements and Supplementary Data
The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a) Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP (PCAOB ID Number 34).
F-4	(b) Consolidated Balance Sheets - December 31, 2021 and 2020.
F-5	(c) Consolidated Statements of Operations - Years ended December 31, 2021, 2020, and 2019.
F-6	(d) Consolidated Statements of Comprehensive Income – Years ended December 31, 2021, 2020, and 2019.
F-7	(e) Consolidated Statements of Equity - Years ended December 31, 2021, 2020, and 2019.
F-8	(f) Consolidated Statements of Cash Flows - Years ended December 31, 2021, 2020, and 2019.
F-9	(g) Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Quarterly Assessment.
The Company carried out an assessment as of December 31, 2021 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer, and its Senior Vice President-Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.
CEO and CFO Certifications.
Included as Exhibits 31 to this Annual Report on Form 10-K are forms of “Certification” of the Company’s Chairman and Chief Executive Officer, and its Senior Vice President-Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.
Disclosure Controls and Procedures and Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer,

and its Senior Vice President-Chief Accounting Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. GAAP and includes those policies and procedures that:
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
Management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Scope of the Assessments.
The assessment by the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer of the Company’s disclosure controls and procedures and the assessment by the Company’s management of the Company’s internal control over financial reporting included a review of procedures and discussions with the Company’s Disclosure Committee and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting is done on a quarterly basis so that the conclusions concerning the effectiveness of disclosure controls can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

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
Assessment of Effectiveness of Disclosure Controls and Procedures
Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective.
Assessment of Effectiveness of Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2021, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
    None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 13, 2022 (the “Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services
The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2021 and 2020 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP — PCAOB ID Number	34

	(b)	Consolidated Balance Sheets - December 31, 2021 and 2020

	(c)	Consolidated Statements of Operations - Years ended December 31, 2021, 2020, and 2019.

	(d)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2021, 2020, and 2019.

	(e)	Consolidated Statements of Equity - Years ended December 31, 2021, 2020, and 2019.

	(f)	Consolidated Statements of Cash Flows - Years ended December 31, 2021, 2020, and 2019.

	(g)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Schedule of the Company:

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
First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2011 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated February 12, 2013 is hereby incorporated by reference. The Thirteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated November 12, 2014, is hereby incorporated by reference. The Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Saul Holdings Limited Partnership, filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated January 23, 2018, is hereby incorporated by reference. The Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Saul Holdings Limited Partnership, filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated May 14, 2018, is hereby incorporated by reference. The Sixteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Saul Holdings Limited Partnership, filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated September 17, 2019, is hereby incorporated by reference. The Seventeenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, filed as Exhibit 10.(a) of the June 30, 2021 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference The Eighteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, filed as Exhibit 10.(a) of the September 30, 2021 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference.

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

(j)
Credit Agreement dated January 26, 2018, by and among: the Saul Holdings Limited Partnership, as Borrower; Wells Fargo Bank, National Association, as Administrative Agent; Capital One, National Association, as Syndication Agent; TD Bank, N.A. and U.S. Bank National Association,, as Documentation Agents; and Wells Fargo, Capital One, TD Bank, U.S. Bank, Regions Bank and Associated Bank, National Association, as Lenders and filed as Exhibit 10.1 of the Current Report of the Company on Form 8‑K dated January 26, 2018, is hereby incorporated by reference.

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

(l)
Credit Agreement dated August 31, 2021, by and among: the Partnership, as Borrower; Wells Fargo Bank, National Association, as Administrative Agent; Capital One, National Association, as Syndication Agent; TD Bank, N.A. and U.S. Bank National Association, as Documentation Agents; and Wells Fargo, Capital One, TD Bank, U.S. Bank, Regions Bank, PNC Bank and Associated Bank, National Association, as Lenders and filed as Exhibit 10.1 to the Current Report of the Company on Form 8-K dated September 1, 2021, is hereby incorporated by reference.

(m)
Guaranty dated August 31, 2021, by and between: Saul Centers, Inc.; Saul Subsidiary I Limited Partnership; Saul Subsidiary II Limited Partnership; Briggs Chaney Plaza, LLC; Kentlands Lot 1, LLC; 11503 Rockville Pike LLC; Rockville Pike Holdings LLC; 1500 Rockville Pike LLC; Smallwood Village Center LLC; Westview Village Center LLC; Avenel VI, Inc.; Metro Pike Center LLC; and Washington Square Center LLC, as Guarantors; in favor of Wells Fargo Bank, National Association, as Administrative Agent for the lenders from time to time party to that certain Credit Agreement dated August 31, 2021 and filed as Exhibit 10.1 to the Current Report of the Company on Form 8-K dated September 1, 2021, is hereby incorporated by reference.

(n)	The Saul Centers, Inc. 2004 Stock Plan, as amended on April 25, 2008, May 10, 2013 and May 3, 2019, is hereby incorporated by reference.

(o)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.*

	(p)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.*

(q)
Amended and Restated Shared Services Agreement dated as of January 1, 2018, between B. F. Saul Company and Saul Centers, Inc., filed as Exhibit 10.(s) of the 2017 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(r)
Purchase Agreement, dated as of August 9, 2011, by and among the Company, Saul Holdings Limited Partnership and B. F. Saul Real Estate Investment Trust and filed as Exhibit 10.(r) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

(s)
First Amendment to Amended and Restated Shared Services Agreement effective as of January 1, 2019 , between B. F. Saul Company and Saul Centers, Inc. filed as Exhibit 10.(1) of the June 30, 2019 Quarterly Report of the Company, is hereby incorporated by reference.

(t)
Contribution Agreement, dated as of November 5, 2019, by and between Saul Holdings Limited Partnership and 1592 Rockville Pike LLC filed as Exhibit 10(u) of the December 31, 2020 Annual Report of the Company is hereby incorporated by reference.

(u)
First Amendment to the Contribution Agreement, entered into on March 5, 2021, by and between Saul Holdings Limited Partnership and 1592 Rockville Pike LLC, as filed as Exhibit 10.(a) of the March 31, 2021 Quarterly Report of the Company is hereby incorporated by reference.

21.		Subsidiaries of Saul Centers, Inc. is filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm is filed herewith.

24.		Power of Attorney (included on signature page).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.**

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.**

101.		The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

104.1.		Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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

SAUL CENTERS, INC.
(Registrant)

Date:	February 24, 2022	/s/ B. Francis Saul II
B. Francis Saul II
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of B. Francis Saul II and Carlos L. Heard as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Date:	February 24, 2022	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	February 24, 2022	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date:	February 24, 2022	/s/ Carlos L. Heard
Carlos L. Heard, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 24, 2022	/s/ Joel A. Friedman
Joel A. Friedman, Senior Vice President-Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Date:	February 24, 2022
John E. Chapoton, Director

Date:	February 24, 2022	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	February 24, 2022	/s/ J. Page Lansdale
J. Page Lansdale, Director

Date:	February 24, 2022	/s/ Willoughby B. Laycock
Willoughby B. Laycock, Director

Date:	February 24, 2022	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	February 24, 2022	/s/ Earl A. Powell III
Earl A. Powell III, Director

Date:	February 24, 2022	/s/ Andrew M. Saul II
Andrew M. Saul II Director

Date:	February 24, 2022	/s/ Mark Sullivan III
Mark Sullivan III, Director

Date:	February 24, 2022	/s/ John R. Whitmore
John R. Whitmore, Director

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(a)2(b) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. The Company also assessed whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, effects of tenant bankruptcies, historical levels of bad debt and current economic trends. For the year-ended December 31, 2021, the Company reduced rental revenue by $0.8 million due to lease-related reserves and charge offs.
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
•We obtained management’s analysis of the collectability of tenant accounts receivables and performed the following procedures, among others:
◦Tested the completeness and accuracy of the accounts receivable aging schedule as of December 31, 2021, by obtaining tenant agreements, monthly charge statements, and evidence of cash collections subsequent to year end; and
◦For a selected sample of tenants with outstanding receivables as of December 31, 2021, evaluated the reasonableness of management’s assumptions regarding collection probability by inspecting tenant correspondence, historical payment patterns and subsequent cash collections, evidence of lease modification negotiations, including rent deferrals or abatements, evidence of tenant bankruptcy or liquidity constraints, and performing corroborating inquiries of management, including the Collections Department.
/s/ Deloitte & Touche LLP

McLean, Virginia
February 24, 2022

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

McLean, Virginia
February 24, 2022

Saul Centers, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2021	2020
Assets
Real estate investments
Land	$511,529	$511,482
Buildings and equipment	1,566,686	1,543,837
Construction in progress	205,911	69,477
	2,284,126	2,124,796
Accumulated depreciation	(650,113)	(607,706)
	1,634,013	1,517,090
Cash and cash equivalents	14,594	26,856
Accounts receivable and accrued income, net	58,659	64,917
Deferred leasing costs, net	24,005	26,872
Other assets	15,490	9,837
Total assets	$1,746,761	$1,645,572
Liabilities
Mortgage notes payable	$941,456	$827,603
Term loan facility payable	99,233	74,791
Revolving credit facility payable	103,167	103,913
Construction loan payable	—	144,607
Dividends and distributions payable	21,672	19,448
Accounts payable, accrued expenses and other liabilities	25,558	24,384
Deferred income	25,188	23,293
Total liabilities	1,216,274	1,218,039
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 42,000,000 and 40,000,000 shares authorized, respectively, 23,840,471 and 23,476,626 shares issued and outstanding, respectively	238	235
Additional paid-in capital	436,609	420,625
Partnership units in escrow	39,650	—
Distributions in excess of accumulated earnings	(256,448)	(241,535)
Total Saul Centers, Inc. equity	405,049	364,325
Noncontrolling interests	125,438	63,208
Total equity	530,487	427,533
Total liabilities and equity	$1,746,761	$1,645,572
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2019
Revenue
Rental revenue	$234,515	$220,281	$223,352
Other	4,710	4,926	8,173
Total revenue	239,225	225,207	231,525
Expenses
Property operating expenses	32,881	28,857	29,946
Real estate taxes	28,747	29,560	27,987
Interest expense, net and amortization of deferred debt costs	45,424	46,519	41,834
Depreciation and amortization of deferred leasing costs	50,272	51,126	46,333
General and administrative	20,252	19,107	20,793
Total expenses	177,576	175,169	166,893
Change in fair value of derivatives	—	—	(436)
Gain on sale of property	—	278	—
Net Income	61,649	50,316	64,196
Noncontrolling interests
Income attributable to noncontrolling interests	(13,260)	(9,934)	(12,473)
Net income attributable to Saul Centers, Inc.	48,389	40,382	51,723
Preferred stock dividends	(11,194)	(11,194)	(12,235)
Extinguishment of issuance costs upon redemption of preferred shares	—	—	(3,235)
Net income available to common stockholders	$37,195	$29,188	$36,253
Per share net income available to common stockholders
Basic:
Basic	$1.57	$1.25	$1.58
Diluted	$1.57	$1.25	$1.57
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income	$61,649	$50,316	$64,196
Other comprehensive income
Unrealized gain on cash flow hedge	—	—	93
Total comprehensive income	61,649	50,316	64,289
Comprehensive income attributable to noncontrolling interests	(13,260)	(9,934)	(12,561)
Total comprehensive income attributable to Saul Centers, Inc.	48,389	40,382	51,728
Preferred stock dividends	(11,194)	(11,194)	(12,235)
Extinguishment of issuance costs upon redemption of preferred shares	—	—	(3,235)
Total comprehensive income available to common stockholders	$37,195	$29,188	$36,258
The Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2018	$180,000	$227	$384,533	$—	$(208,593)	$(255)	$355,912	$69,308	$425,220
Issuance of 44,000 shares of Series E Cumulative preferred stock	110,000	—	(3,735)	—	—	—	106,265	—	106,265
Redemption of 42,000 shares of Series C Cumulative preferred stock	(105,000)	—	3,235	—	(3,235)	—	(105,000)	—	(105,000)
Issuance of common stock:
430,462 shares pursuant to dividend reinvestment plan	—	4	22,494	—	—	—	22,498	—	22,498
61,571 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	1	4,399	—	—	—	4,400	—	4,400
Issuance of 60,936 partnership units	—	—	—	—	—	—	—	3,180	3,180
Net income	—	—	—	—	51,723	—	51,723	12,473	64,196
Change in unrealized loss on cash flow hedge	—	—	—	—	—	255	255	88	343
Preferred stock distributions:
Series C	—	—	—	—	(5,736)	—	(5,736)	—	(5,736)
Series D	—	—	—	—	(3,444)	—	(3,444)	—	(3,444)
Series E	—	—	—	—	(257)	—	(257)	—	(257)
Common stock distributions	—	—	—	—	(36,562)	—	(36,562)	(12,494)	(49,056)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and partnership units ($0.53/unit)	—	—	—	—	(12,275)	—	(12,275)	(4,180)	(16,455)
Balance, December 31, 2019	185,000	232	410,926	—	(221,177)	—	374,981	68,375	443,356
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of common stock:
228,498 shares pursuant to dividend reinvestment plan	—	3	7,732	—	—	—	7,735	—	7,735
16,887 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	—	1,967	—	—	—	1,967	—	1,967
Issuance of 51,579 partnership units	—	—	—	—	—	—	—	1,677	1,677
Net income	—	—	—	—	40,382	—	40,382	9,934	50,316
Preferred stock distributions:
Series D	—	—	—	—	(3,446)	—	(3,446)	—	(3,446)
Series E	—	—	—	—	(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	(37,108)	—	(37,108)	(12,571)	(49,679)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and partnership units ($0.53/unit)	—	—	—	—	(12,438)	—	(12,438)	(4,207)	(16,645)
Balance, December 31, 2020	185,000	235	420,625	—	(241,535)	—	364,325	63,208	427,533

CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of common stock:
293,615 shares pursuant to dividend reinvestment plan	—	3	11,497	—	—	—	11,500	—	11,500
70,231 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	—	4,487	—	—	—	4,487	—	4,487
Issuance of partnership units:
61,009 pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	2,398	2,398
469,740 pursuant to the acquisition of Twinbrook leasehold interest	—	—	—	—	—	—	—	21,500	21,500
93,674 for the Ashbrook bonus value pursuant to the Ashbrook Contribution	—	—	—	—	—	—	—	4,320	4,320
1,416,071 restricted units pursuant to the Twinbrook Contribution Agreement	—	—	—	79,300	—	—	79,300	—	79,300
708,036 restricted units released from escrow pursuant to the Twinbrook Contribution Agreement	—	—	—	(39,650)	—	—	(39,650)	39,650	—
Net income	—	—	—	—	48,389	—	48,389	13,260	61,649
Preferred stock distributions:
Series D	—	—	—	—	(3,445)	—	(3,445)	—	(3,445)
Series E	—	—	—	—	(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	(38,525)	—	(38,525)	(13,614)	(52,139)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.57/share) and partnership units ($0.57/unit)	—	—	—	—	(13,583)	—	(13,583)	(5,284)	(18,867)
Balance, December 31, 2021	$185,000	$238	$436,609	$39,650	$(256,448)	$—	$405,049	$125,438	$530,487
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$61,649	$50,316	$64,196
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	—	—	436
Gain on sale of property	—	(278)	—
Depreciation and amortization of deferred leasing costs	50,272	51,126	46,333
Amortization of deferred debt costs	1,710	1,570	1,518
Non cash compensation costs of stock grants and options	1,562	1,438	1,859
Credit losses on operating lease receivables	812	5,212	1,226
(Increase) decrease in accounts receivable and accrued income	5,446	(17,818)	339
Additions to deferred leasing costs	(1,814)	(8,050)	(1,843)
(Increase) decrease in other assets	(2,820)	5	706
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(331)	875	158
Increase (decrease) in deferred income	1,895	(6,013)	455
Net cash provided by operating activities	118,381	78,383	115,383
Cash flows from investing activities:
Acquisitions of real estate investments (1) (2) (3)	(9,011)	—	—
Additions to real estate investments	(18,636)	(19,484)	(21,891)
Additions to development and redevelopment projects	(28,225)	(37,060)	(113,772)
Proceeds from sale of property	—	376	—
Net cash used in investing activities	(55,872)	(56,168)	(135,663)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	52,100	50,600
Repayments on mortgage notes payable	(42,641)	(45,654)	(109,235)
Proceeds from term loan facility	25,000	—	—
Proceeds from revolving credit facility	46,000	90,000	152,500
Repayments on revolving credit facility	(44,500)	(73,000)	(112,000)
Proceeds from construction loans payable	10,917	35,883	86,868
Additions to deferred debt costs	(6,393)	(1,206)	(1,010)
Proceeds from the issuance of:
Common stock	14,425	8,264	25,039
Partnership units (1) (2) (3)	2,398	1,677	3,180
Series E preferred stock	—	—	106,265
Series C preferred stock redemption	—	—	(105,000)
Distributions to:
Series C preferred stockholders	—	—	(7,541)
Series D preferred stockholders	(4,593)	(4,594)	(4,592)
Series E preferred stockholders	(6,600)	(6,600)	(257)
Common stockholders	(50,963)	(49,383)	(48,568)
Noncontrolling interests	(17,821)	(16,751)	(16,642)
Net cash provided by (used in) financing activities	(74,771)	(9,264)	19,607
Net increase (decrease) in cash and cash equivalents	(12,262)	12,951	(673)
Cash and cash equivalents, beginning of year	26,856	13,905	14,578
Cash and cash equivalents, end of year	$14,594	$26,856	$13,905
Supplemental disclosure of cash flow information:
Cash paid for interest	$44,575	$44,990	$40,434
Increase (decrease) in accrued real estate investments and development costs	$1,626	$(11,690)	$303

(1) The 2021 acquisition of real estate and proceeds from the issuance of partnership units each excludes $79,300 in connection with the contribution of Twinbrook Quarter by the
B. F. Saul Real Estate Investment Trust in exchange for limited partnership units, half of which units remain in escrow. See Notes 3 and 4 to the Consolidated Financial Statements.
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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2021, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. One retail tenant, Giant Food (5.3%), a tenant at 11 Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2021.
As of December 31, 2021, the Current Portfolio Properties consisted of 50 Shopping Centers, seven Mixed-Use Properties, and four (non-operating) development properties.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of December 31, 2021 and December 31, 2020, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity ("VIE") of the Company because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct the activities of the Operating Partnership and the rights to absorb 71.9% of the net income of the Operating Partnership. Because the Operating Partnership was already consolidated into the financial statements of the Company, the identification of it as a VIE has no impact on the consolidated financial statements of the Company.

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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2021, 2020, or 2019.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, for the years ended December 31, 2021, 2020, and 2019, was $45.5 million, $45.9 million, and $40.5 million, respectively. Repairs and maintenance expense totaled $13.5 million, $11.1 million, and $12.5 million for 2021, 2020, and 2019, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.
As of December 31, 2021, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Accordingly, under applicable GAAP guidance, no impairment charges were recorded.

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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of December 31, 2021 and 2020, the Company had no assets designated as held for sale.
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
Accounts Receivable, Accrued Income, and Allowance for Doubtful Accounts
Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectability and, upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. We also assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, effects of tenant bankruptcies, historical levels of bad debt and current economic trends. Additionally, because of the uncertainties related to the impact of the COVID-19 pandemic, our assessment also takes into consideration the types of business conducted by tenants and current discussions with the tenants, as well as recent rent collection experience. Evaluating and estimating uncollectable lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. For the year-ended December 31, 2021, we reduced rental revenue by $0.8 million due to lease-related reserves and charge offs. Actual results could differ from these estimates.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

At December 31, 2021 and December 31, 2020, accounts receivable was comprised of:

(In thousands)	December 31, 2021	December 31, 2020
Rents currently due	$8,484	$13,321
Deferred rents and payment plans	4,141	8,205
Straight-line rent	46,239	44,863
Other receivables	2,877	3,751
Credit losses on operating lease receivables	(3,082)	(5,223)
Total	$58,659	$64,917
Deferred Leasing Costs

Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, costs paid to external third-party brokers, and internal lease commissions that are incremental to obtaining a lease and would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $24.0 million and $26.9 million, net of accumulated amortization of approximately $48.7 million and $44.5 million, as of December 31, 2021 and 2020, respectively. Amortization expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled approximately $4.7 million, $5.2 million, and $5.8 million, for the years ended December 31, 2021, 2020, and 2019, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2021 are held in accounts at various banks. From time to time the Company may maintain deposits with financial institutions in amounts in excess of federally insured limits. The Company has not experienced any losses on such deposits and believes it is not exposed to any significant credit risk on those deposits.
Deferred Income
Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue, including tenant prepayment of rent for future periods, real estate taxes when the taxing jurisdiction has a fiscal year differing from the calendar year reimbursements specified in the lease agreement and tenant construction work provided by the Company. In addition, deferred income includes unamortized balances that represent the fair value of certain below market leases determined as of the date of acquisition.
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
As of December 31, 2021, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2021, 2020, and 2019. The tax basis of the Company’s real estate investments was approximately $1.64 billion and $1.55 billion as of December 31, 2021 and 2020, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2018.
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
On January 1, 2019, a right of use asset and corresponding lease liability related to our headquarters lease were recorded in other assets and other liabilities, respectively. The lease commenced in March 2002 and expires on February 28, 2022. Negotiations are ongoing for a renewal of the Company’s office space at the same location. The right of use asset and corresponding lease liability totaled $0.1 million and $0.1 million, respectively, at December 31, 2021.
Due to the business disruptions and challenges severely affecting the global economy caused by the novel strain of coronavirus (“COVID-19”) pandemic, many lessees have requested rent relief, including rent

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses" ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of information to support credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those years. The adoption of ASU 2016-13 effective January 1, 2020, had no material impact on our consolidated financial statements and related disclosures because the vast majority of the Company's receivables relate to operating leases which are accounted for under ASC 842.
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

Reclassifications
Certain reclassifications have been made to prior years to conform to the presentation used for the year ended December 31, 2021.
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

	December 31,
(in thousands)	2021	2020

Twinbrook Quarter	$138,069	$—
Hampden House	56,898	50,723
The Waycroft	—	8,651
Other	10,944	10,103
Total	$205,911	$69,477

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Acquisitions

Twinbrook Quarter
On November 5, 2019, the Company entered into the Twinbrook Contribution Agreement to acquire from 1592 Rockville Pike, a wholly-owned subsidiary of the Saul Trust, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland in exchange for 1,416,071 limited partnership units in the Operating Partnership. The Contributed Property is immediately adjacent to approximately 10.3 acres owned by the Company. Title to the Contributed Property and the units were placed in escrow until certain conditions of the Twinbrook Contribution Agreement were satisfied.
The units issued to 1592 Rockville Pike will remain in escrow until the conditions of the Twinbrook Contribution Agreement, as amended, are satisfied. Half of the units held in escrow were released on October 18, 2021. The remaining units held in escrow are scheduled to be released on October 18, 2023.
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
On June 29, 2021, the third-party landlord under the ground lease contributed to the Company the fee simple interest in the land underlying the leasehold interest in exchange for 469,740 limited partnership units in the Operating Partnership, representing an aggregate value of $21.5 million. Acquisition costs were paid in cash and totaled $0.7 million. Accordingly, the finance lease right-of-use asset and finance lease liability were extinguished. Amortization expense and interest expense related to the lease totaled $104,000 and $362,800, respectively, for the twelve months ended December 31, 2021.

Allocation of Purchase Price of Real Estate Acquired
The Company allocates the purchase price of real estate investment properties to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, based on their relative fair values.
During 2021, the Company acquired properties that had an aggregate cost of $108.3 million, including acquisition costs. The entire amount was allocated to land.
The gross carrying amount of lease intangible assets included in deferred leasing costs as of December 31, 2021 and 2020 was $11.0 million and $11.0 million, respectively, and accumulated amortization was $9.1 million and $8.6 million, respectively. Amortization expense totaled $0.5 million, $0.6 million and $0.9 million, for the years ended December 31, 2021, 2020, and 2019, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2021 and 2020 was $23.3 million and $23.7 million, respectively, and accumulated amortization was $16.2 million and $15.0 million, respectively. Accretion income totaled $1.4 million, $1.4 million, and $1.5 million, for the years ended December 31, 2021, 2020, and 2019, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2021 and 2020 was $0.6 million and $0.6 million, respectively, and accumulated amortization was $161,800 and $128,900, respectively. Amortization expense totaled $32,900, $43,600 and $109,600, for the years ended December 31, 2021, 2020 and 2019, respectively. The remaining weighted-average amortization period as of December 31, 2021 is 4.6 years, 6.8 years, and 4.9 years for lease acquisition costs, above market leases and below market leases, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2021, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2022	$368	$33	$1,306
2023	317	33	1,297
2024	198	33	878
2025	153	33	601
2026	131	33	509
Thereafter	712	277	2,744
Total	$1,879	$442	$7,335

4.    NONCONTROLLING INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP
Saul Centers is the sole general partner of the Operating Partnership, owning a 71.9% common interest as of December 31, 2021. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by the Saul Organization.
The Saul Organization holds a 26.7% limited partnership interest in the Operating Partnership represented by 8,801,214 limited partnership units, as of December 31, 2021. The units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2021, approximately 540,000 units were eligible for conversion.
As of December 31, 2021, a third party investor holds a 1.4% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers' common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers' common stock.
The impact of the Saul Organization’s 26.7% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the years ended December 31, 2021, 2020, and 2019, were 33.1 million, 31.3 million, and 30.9 million, respectively.
The 0.7 million limited partnership units remaining in escrow after October 18, 2021, in connection with the Twinbrook Contribution Agreement, are not eligible to receive distributions from the Operating Partnership until such time as they are released from escrow.
5.    MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS
At December 31, 2021, the principal amount of outstanding debt totaled $1.2 billion, of which $949.0 million was fixed rate debt and $206.0 million was variable rate debt. The principal amount of the Company’s outstanding debt totaled $1.2 billion at December 31, 2020, of which $980.8 million was fixed rate debt and $179.5 million was variable rate debt.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

At December 31, 2021, the Company had a $525.0 million unsecured credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit, of which $425.0 million is a Revolving Line and $100.0 million is a Term Loan. The Revolving Line matures on August 29, 2025, which term may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The Term Loan matures on February 26, 2027, and may not be extended. In general, loan availability under the New Facility is primarily determined by operating income from the Company’s existing unencumbered properties. Interest accrues at a rate of LIBOR plus a spread of 135 basis points to 195 basis points under the Revolving Line, and 130 basis points to 190 basis points under the Term Loan, each as determined by certain leverage tests. As of December 31, 2021, the applicable spread for borrowings is 135 basis points under the Revolving Line and 130 basis points under the Term Loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the New Facility. Letters of credit may be issued under the revolving credit facility. On December 31, 2021, based on the value of the Company’s unencumbered properties, approximately $219.8 million was available under the Revolving Line, $106.0 million was outstanding and approximately $185,000 was committed for letters of credit.
Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the credit facility. The Operating Partnership is the guarantor of (a) a portion of the Broadlands mortgage  (approximately  $3.7 million of the $29.6 million outstanding balance at December 31, 2021), (b) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $24.1 million outstanding balance at December 31, 2021), (c) a portion of The Waycroft mortgage (approximately $23.6 million of the $156.1 million outstanding balance at December 31, 2021), (d) the Ashbrook Marketplace mortgage (totaling $21.3 million at December 31, 2021), and (e) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands pad (totaling $28.9 million at December 31, 2021). All other notes payable are non-recourse. The guarantee on the Kentlands Square II mortgage loan was released on February 5, 2020. The guarantee on the Park Van Ness mortgage was released on October 1, 2021.
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
On November 19, 2021, the Company closed on a $145.0 million construction-to-permanent loan, the proceeds of which will be used to partially fund Phase I of the Twinbrook Quarter development project. The loan matures in 2041, bears interest at a fixed rate of 3.83%, requires interest only payments, which will be funded by the loan, until conversion to permanent. The conversion is expected in the fourth quarter of 2026, and thereafter, monthly principal and interest payments based on a 25-year amortization schedule will be required.
The carrying value of the properties collateralizing the mortgage notes payable totaled $1.1 billion and $1.2 billion, as of December 31, 2021 and 2020, respectively. The Company’s credit facility requires the Company

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2021.
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
Mortgage notes payable totaling $41.0 million at each of December 31, 2021 and 2020, are guaranteed by members of the Saul Organization.
As of December 31, 2021, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31 are as follows:

(in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2022	$36,502		$31,033	$67,535
2023	9,225		31,498	40,723
2024	66,164		30,792	96,956
2025	126,363	(a)	27,874	154,237
2026	134,088		24,347	158,435
Thereafter	545,276		91,866	637,142
Principal amount	$917,618		$237,410	1,155,028
Unamortized deferred debt costs				11,172
Net				$1,143,856
            (a) Includes $106.0 million outstanding under the revolving facility.
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $11.2 million and $9.3 million, net of accumulated amortization of $7.7 million and $8.7 million at December 31, 2021 and 2020, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

The components of interest expense are set forth below.

(in thousands)	Year ended December 31,
	2021	2020	2019
Interest incurred	$50,552	$51,705	$52,044
Amortization of deferred debt costs	1,710	1,570	1,518
Capitalized interest	(6,831)	(6,616)	(11,480)
Interest expense	45,431	46,659	42,082
Less: Interest income	7	140	248
Interest expense, net and amortization of deferred debt costs	$45,424	$46,519	$41,834
Deferred debt costs capitalized during the years ending December 31, 2021, 2020 and 2019 totaled $6.4 million, $1.2 million and $1.0 million, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

6.    LEASE AGREEMENTS
Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2021, 2020, and 2019, amounted to $197.9 million, $188.6 million, and $185.7 million, respectively. Future contractual payments under noncancelable leases for years ended December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2022	$163,383
2023	147,981
2024	124,039
2025	101,482
2026	77,584
Thereafter	336,423
$950,892
The majority of the leases provide for rental increases based on fixed annual increases or increases in the Consumer Price Index and expense recoveries based on increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2021, 2020, and 2019, amounted to $34.5 million, $34.7 million, and $36.5 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.5 million, $0.9 million, and $0.9 million, for the years ended December 31, 2021, 2020, and 2019, respectively.
7.    LONG-TERM LEASE OBLIGATIONS
At December 31, 2021 and 2020, no properties were situated upon land subject to noncancelable long- term leases.

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
The Company’s corporate headquarters space is leased by a member of the Saul Organization. The lease commenced in March 2002 and expires in February 2022. Negotiations are ongoing for a renewal of the Company’s office space at the same location. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2021, 2020, and 2019 was $799,500, $799,300, and $806,500, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).
8.    EQUITY AND NONCONTROLLING INTEREST
The Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 reflect noncontrolling interest of $13.3 million, $9.9 million, and $12.5 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.
At December 31, 2021, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At December 31, 2021, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

	December 31,
(Shares in thousands)	2021	2020	2019
Weighted average common shares outstanding - Basic	23,655	23,356	23,009
Effect of dilutive options	7	1	44
Weighted average common shares outstanding - Diluted	23,662	23,357	23,053
Average share price	$43.53	$33.84	$53.41
Non-dilutive options	1,360	1,439	633
Years non-dilutive options were issued	2013 through 2021	2014 through 2020	2016, 2017 and 2019

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $404,300, $302,000, and $322,200, for 2021, 2020, and 2019, respectively. All amounts deferred by employees and contributed by the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount and the Company matches those deferrals up to three times the amount deferred by employees. The Company’s expense, included in general and administrative expense,

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

totaled $238,400, $241,300, and $345,200, for the years ended December 31, 2021, 2020, and 2019, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $3.2 million and $2.9 million, at December 31, 2021 and 2020, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2021, 2020, and 2019, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $8.0 million, $7.4 million, and $8.4 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2021 and 2020, accounts payable, accrued expenses and other liabilities included $1.1 million and $782,700, respectively, representing billings due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
On March 5, 2021, the Company acquired from 1592 Rockville Pike, approximately 6.8 acres of land and its leasehold interest in approximately 1.3 acres of contiguous land, together in each case with the improvements located thereon, located at the Twinbrook Metro Station in Rockville, Maryland. See Notes 3 and 4.
In August 2016, the Company entered into an agreement (the "Ashbrook Contribution Agreement") to acquire from the Saul Trust approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The transaction closed on May 9, 2018, and the Company issued 176,680 limited partnership units to the Saul Trust. The Company constructed a shopping center, Ashbrook Marketplace. On June 30, 2021, the Company issued 93,674 additional limited partnership units as additional consideration to the Saul Trust in accordance with the Ashbrook Contribution Agreement, as amended.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $397,900, $427,700, and $399,600, for the years ended December 31, 2021, 2020, and 2019, respectively.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

of the options at the grant date. The Company amortizes the value of options granted ratably over the vesting period and includes the amounts as compensation expense in general and administrative expenses.
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to their have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the twelve months ended December 31, 2021, 9,486 shares were credited to director's deferred fee accounts and 7,874 shares were issued. As of December 31, 2021, the director's deferred fee accounts comprise 120,240 shares.
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
Effective May 7, 2021, the Compensation Committee granted options to purchase 250,500 shares (35,572 incentive stock options and 214,928 nonqualified stock options) to 21 Company officers and 11 Company Directors (the “2021 Options”), which expire on May 6, 2031. The officers’ 2021 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2021 Options were immediately exercisable. The exercise price of $43.89 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

the 2021 Options to be $1.4 million, of which $1.2 million and $173,800 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $173,800 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
The following table summarizes the assumptions used in the valuation of the 2019, 2020 and 2021 option grants. During the twelve months ended December 31, 2021, stock option expense totaling $1.3 million was included in general and administrative expense in the Consolidated Statements of Operations. As of December 31, 2021, the estimated future expense related to unvested stock options was $1.7 million.

	Directors			Officers
Grant date	May 3, 2019	April 24, 2020	May 7, 2021	May 3, 2019	April 24, 2020	May 7, 2021
Exercise price	$55.71	$50.00	$43.89	$55.71	$50.00	$43.89
Volatility	0.236	0.258	0.297	0.206	0.240	0.275
Expected life (years)	5.0	5.0	5.0	7.0	7.0	7.0
Assumed yield	3.75%	3.80%	4.96%	3.80%	3.85%	4.97%
Risk-free rate	2.33%	0.36%	0.77%	2.43%	0.51%	1.24%

The table below summarizes the option activity for the years 2021, 2020, and 2019:

	2021		2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,502,670	$52.86	1,309,614	$53.38	1,114,169	$52.40
Granted	250,500	43.89	238,000	50.00	260,000	55.71
Exercised	(64,920)	45.07	(10,749)	49.19	(57,055)	44.53
Expired/Forfeited	(87,000)	53.60	(34,195)	54.09	(7,500)	56.07
Outstanding December 31	1,601,250	51.73	1,502,670	52.86	1,309,614	53.38
Exercisable at December 31	1,098,500	53.22	971,545	53.01	763,614	52.43

The intrinsic value of options exercised in 2021, 2020, and 2019, was $0.4 million, $0.1 million and $0.6 million, respectively. The intrinsic value of options outstanding and exercisable at year end 2021 was $4.9 million and $2.3 million, respectively. Because the closing price was less than the exercise price of all outstanding options, no option had any intrinsic value at December 31, 2020. The date of exercise was the measurement date for shares exercised during the period. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. At December 31, 2021, the final trading day of calendar 2021, the closing price of $53.02 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2021 are 5.3 and 6.2 years, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and floating rate debt are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, and assuming long term interest rates of approximately 3.60% and 3.40%, would be approximately $933.0 million and $981.0 million as of December 31, 2021 and 2020, respectively, compared to the principal balance of $949.0 million and $980.8 million at December 31, 2021 and 2020, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
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
The Company paid common stock distributions of $2.16 per share in 2021, $2.12 per share in 2020, and $2.12 per share in 2019, Series C preferred stock dividends of $1.80, per depositary share in 2019, Series D preferred stock dividends of $1.53, $1.53 and $1.53, respectively, per depositary share in 2021, 2020, and 2019, and Series E preferred stock dividends of $1.50, $1.50, and $0.06, respectively, per depositary share in 2021, 2020, and 2019. Of the common stock dividends paid, $1.49 per share, $1.43 per share, and $2.00 per share, represented ordinary dividend income in 2021, 2020, and 2019, respectively, and $0.67 per share, $0.69 per share, and $0.12 per share represented return of capital to the shareholders in 2021, 2020, and 2019, respectively. All of the preferred dividends paid represented ordinary dividend income.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following summarizes distributions paid during the years ended December 31, 2021, 2020, and 2019, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
(Dollars in thousands, except per share amounts)	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shares Issued	Discounted Share Price	Limited Partnership Units Issued	Average Unit Price
Distributions during 2021
4th Quarter	$2,798	$13,037	$4,702	63,970	$45.46	13,697	$45.95
3rd Quarter	2,798	12,999	4,694	65,171	44.44	13,841	44.92
2nd Quarter	2,798	12,488	4,218	68,206	41.87	13,978	42.33
1st Quarter	2,799	12,439	4,207	96,268	29.50	19,493	29.83
Total 2021	$11,193	$50,963	$17,821	293,615		61,009
Distributions during 2020
4th Quarter	$2,798	$12,371	$4,195	117,368	$24.08	23,370	$24.35
3rd Quarter	2,798	12,373	4,188	14,525	28.98	13,108	29.47
2nd Quarter	2,799	12,364	4,188	12,627	32.22	—	—
1st Quarter	2,799	12,275	4,180	83,978	48.59	15,101	49.40
Total 2020	$11,194	$49,383	$16,751	228,498		51,579
Distributions during 2019
4th Quarter	$3,531	$12,251	$4,173	104,558	$52.84	13,747	$53.73
3rd Quarter	2,953	12,195	4,166	105,753	53.66	13,406	54.56
2nd Quarter	2,953	12,116	4,155	99,804	51.38	20,041	51.99
1st Quarter	2,953	12,006	4,148	120,347	51.28	13,742	52.16
Total 2019	$12,390	$48,568	$16,642	430,462		60,936
In December 2021, the Board of Directors of the Company authorized a distribution of $0.57 per common share payable in January 2022 to holders of record on January 14, 2022. As a result, $10.6 million was paid to common shareholders on January 31, 2022. Also, $5.3 million was paid to limited partnership unitholders on January 31, 2022 ($0.57 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of (a) $0.3750 per Series E depositary share and (b) $0.3828 per Series D depositary share to holders of record on January 3, 2022. As a result, $2.8 million was paid to preferred shareholders on January 18, 2022. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.
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

SAUL CENTERS, INC. Notes to Consolidated Financial Statements
(In thousands)	Shopping	Mixed-Use		Corporate	Consolidated
As of or for the year ended December 31, 2021	Centers	Properties		and Other	Totals
Real estate rental operations:
Revenue	$169,681	$69,544		$—	$239,225
Expenses	(35,784)	(25,844)		—	(61,628)
Income from real estate	133,897	43,700		—	177,597
Interest expense, net and amortization of deferred debt costs	—	—		(45,424)	(45,424)
General and administrative	—	—		(20,252)	(20,252)
Depreciation and amortization of deferred leasing costs	(28,843)	(21,429)		—	(50,272)
Net income (loss)	$105,054	$22,271		$(65,676)	$61,649
Capital investment	$12,639	$43,233		$—	$55,872
Total assets	$946,993	$777,709		$22,059	$1,746,761

As of or for the year ended December 31, 2020
Real estate rental operations:
Revenue	$161,854	$63,353		$—	$225,207
Expenses	(35,198)	(23,219)		—	(58,417)
Income from real estate	126,656	40,134		—	166,790
Interest expense, net and amortization of deferred debt costs	—	—		(46,519)	(46,519)
General and administrative	—	—		(19,107)	(19,107)
Depreciation and amortization of deferred leasing costs	(30,891)	(20,235)		—	(51,126)
Gain on sale of property	278	—		—	278
Net income (loss)	$96,043	$19,899		$(65,626)	$50,316
Capital investment	$15,203	$40,965		$—	$56,168
Total assets	$975,195	$643,503		$26,874	$1,645,572

As of or for the year ended December 31, 2019
Real estate rental operations:
Revenue	$167,888	$63,637		$—	$231,525
Expenses	(36,119)	(21,814)		—	(57,933)
Income from real estate	131,769	41,823		—	173,592
Interest expense, net and amortization of deferred debt costs	—	—		(41,834)	(41,834)
General and administrative	—	—		(20,793)	(20,793)
Depreciation and amortization of deferred leasing costs	(29,112)	(17,221)		—	(46,333)
Change in fair value of derivatives	—	—		(436)	(436)
Net income (loss)	$102,657	$24,602	24602000	$(63,063)	$64,196
Capital investment	$33,968	$101,695		$—	$135,663
Total assets	$980,096	$625,183		$13,061	$1,618,340

15.    IMPACT OF COVID-19
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
While the Company’s grocery stores, pharmacies, banks and home improvement stores generally remain open, restaurants, if open, are operating at limited capacity, with many offering only delivery and curbside pick-up, and most health, beauty supply and services, fitness centers, and other non-essential businesses are in various phases of re-opening depending on location. The Company is generally not charging late fees or delinquent interest on past due rent payments and, in many cases, rent deferral agreements are being negotiated to allow tenants temporary relief where needed. As of February 18, 2022, payments by tenants of contractual base rent and operating expense and real estate tax recoveries totaled approximately 99% for the fourth quarter of 2021.
The following table summarizes the Company's consolidated total collections of the first quarter, second quarter, third quarter and fourth quarter rent billings as of January 31, 2022:

	Retail	Office	Residential	Total
2021 First Quarter	99%	100%	99%	99%
2021 Second Quarter	99%	100%	99%	99%
2021 Third Quarter	99%	100%	99%	99%
2021 Fourth Quarter	98%	100%	99%	99%

16.    SUBSEQUENT EVENTS
The Company has reviewed operating activities for the period subsequent to December 31, 2021 and prior to the date that financial statements are issued, February 24, 2022, and determined there are no subsequent events that are required to be disclosed.

Schedule III

SAUL CENTERS, INC. Real Estate and Accumulated Depreciation December 31, 2021 (Dollars in Thousands)
		Costs										Buildings
		Capitalized	Basis at Close of Period									and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Book Value	Related Debt (2)	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashbrook Marketplace, Ashburn, VA	$8,938	$24,822	$13,258	$20,092	$410	$33,760	$1,187	$32,573	$21,329	2019	05/18	50
Ashburn Village, Ashburn, VA	11,431	20,570	6,764	25,237	—	32,001	15,755	16,246	24,186	1994 & 2000-6	3/94	40
Ashland Square Phase I, Dumfries, VA	1,178	5,298	1,178	5,298	—	6,476	2,661	3,815	—	2007, 2013	12/04	20 & 50
Beacon Center, Alexandria, VA	24,161	18,514	22,691	19,984	—	42,675	16,297	26,378	32,170	1960 & 1974	1/72 , 11/16	40 & 50
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623	—	22,623	9,692		3/08	—
Boca Valley Plaza, Boca Raton, FL	16,720	2,630	5,735	13,615	—	19,350	6,159	13,191	—		2/04	40
Boulevard, Fairfax, VA	4,883	4,753	3,687	5,949	—	9,636	3,686	5,950	14,639	1969, 1999 & 2009	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	5,316	9,789	22,564	—	32,353	10,640	21,713	—		4/04	40
Broadlands Village, Ashburn, VA	5,316	35,941	5,300	35,951	6	41,257	14,808	26,449	29,613	2002-3, 2004 & 2006	3/02	40 & 50
Burtonsville Town Square, Burtonsville, MD	74,212	6,344	28,402	52,138	16	80,556	6,740	73,816	34,558	2010	1/17	20 & 45
Countryside Marketplace, Sterling, VA	28,912	4,297	7,666	25,543	—	33,209	12,193	21,016	—		2/04	40
Cranberry Square, Westminster, MD	31,578	788	6,700	25,666	—	32,366	6,834	25,532	14,634		9/11	40
Cruse MarketPlace, Cumming, GA	12,226	767	3,901	9,092	—	12,993	4,185	8,808	—		3/04	40
Flagship Center, Rockville, MD	160	409	169	400	—	569	13	556	—	1972	1/72	—
French Market, Oklahoma City, OK	5,781	16,888	1,118	21,551	—	22,669	13,455	9,214	—	1972 & 1998	3/74	50
Germantown, Germantown, MD	2,034	566	2,034	566	—	2,600	467	2,133	—	1990	8/93	40
The Glen, Woodbridge, VA	12,918	8,559	5,300	16,177	—	21,477	11,099	10,378	21,393	1993 & 2005	6/94	40
Great Falls Center, Great Falls, VA	41,750	3,215	14,766	30,199	—	44,965	11,255	33,710	8,651		3/08	40
Hampshire Langley, Takoma, MD	3,159	3,444	1,892	4,701	10	6,603	4,106	2,497	12,868	1960	1/72	40
Hunt Club Corners, Apopka, FL	12,584	4,644	4,822	12,406	—	17,228	5,742	11,486	—		6/06, 12/12	40
Jamestown Place, Altamonte Springs, FL	14,055	2,410	4,455	12,010	—	16,465	5,141	11,324	—		11/05	40
Kentlands Square I, Gaithersburg, MD	14,379	3,234	5,005	11,928	680	17,613	4,819	12,794	21,385	2002	9/02	40
Kentlands Square II, Gaithersburg, MD	76,723	3,101	23,133	56,530	161	79,824	16,654	63,170	31,155		9/11, 9/13	40
Kentlands Place, Gaithersburg, MD	1,425	7,649	1,425	7,649	—	9,074	4,641	4,433	7,514	2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545	43,461	6,546	43,439	21	50,006	18,994	31,012	28,533	2006	11/02	50
Leesburg Pike Plaza, Baileys Crossroads, VA	2,418	6,367	1,132	7,653	—	8,785	6,372	2,413	13,213	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400	11,614	950	15,042	22	16,014	13,899	2,115	—	1975	12/75	40
Metro Pike Center, Rockville, MD	33,123	5,004	26,064	8,096	3,967	38,127	2,321	35,806	—		12/10	40
Shops at Monocacy, Frederick, MD	9,541	15,876	9,260	16,157	—	25,417	6,984	18,433	27,143	2003-4	11/03	50
Northrock, Warrenton, VA	12,686	15,428	12,686	15,422	6	28,114	5,862	22,252	13,108	2009	01/08	50
Olde Forte Village, Ft. Washington, MD	15,933	6,913	5,409	17,437	—	22,846	9,088	13,758	20,682	2003-4	07/03	40
Olney, Olney, MD	4,963	2,998	3,079	4,882	—	7,961	3,492	4,469	12,299	1972	11/75	40
Orchard Park, Dunwoody, GA	19,377	1,607	7,751	13,233	—	20,984	4,876	16,108	8,812		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	2,034	5,739	14,658	2	20,399	6,532	13,867	—		3/05	40
Ravenwood, Baltimore, MD	1,245	4,428	703	4,970	—	5,673	3,542	2,131	12,553	1959 & 2006	1/72	40
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	26,561	24	22,113	4,472	—	26,585	1,260	25,325	—		10/10, 12/12	40
1500/1580/1582 Rockville Pike, Rockville, MD	45,351	2,046	38,065	7,050	2,282	47,397	6,474	40,923	—		12/12, 1/14, 4/14	5, 10, 5
Seabreeze Plaza, Palm Harbor, FL	24,526	2,625	8,665	18,486	—	27,151	7,886	19,265	13,897		11/05	40
Market Place at Sea Colony, Bethany Beach, DE	2,920	261	1,147	2,034	—	3,181	732	2,449	—		3/08	40
Seven Corners, Falls Church, VA	4,848	46,301	4,929	46,220	—	51,149	33,039	18,110	56,413	1956 & 1997	7/73	40
Severna Park Marketplace, Severna Park, MD	63,254	714	12,700	51,214	54	63,968	13,187	50,781	27,197		9/11	40
Shops at Fairfax, Fairfax, VA	2,708	11,112	992	12,828	—	13,820	9,242	4,578	9,759	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	8,289	6,402	19,706	—	26,108	10,406	15,702	—		1/06	40
Southdale, Glen Burnie, MD	18,895	25,481	15,255	29,051	70	44,376	23,742	20,634	—	1962 & 1986	1/72 , 11/16	40
Southside Plaza, Richmond, VA	6,728	11,442	1,878	16,292	—	18,170	13,508	4,662	—	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	4,953	615	6,812	—	7,427	5,218	2,209	—	1970	2/76	40
Thruway, Winston-Salem, NC	7,848	27,273	7,692	27,413	16	35,121	20,564	14,557	—	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	3,304	7,851	11,955	—	19,806	8,145	11,661	11,528	1990	8/93	40
Westview Village, Frederick, MD	6,047	25,288	6,047	25,288	—	31,335	11,361	19,974	—	2009	11/07 , 02/15	50
White Oak, Silver Spring, MD	6,277	6,134	4,649	7,561	201	12,411	6,472	5,939	20,874	1958 & 1967	1/72	40
Other Buildings / Improvements	—	182	—	182	—	182	130	52	—
Total Shopping Centers	835,537	475,318	420,132	882,799	7,924	1,310,855	431,865	878,990	559,798
Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	36,528	3,756	54,231	—	57,987	41,110	16,877	24,108	1984, 1986,1990, 1998 & 2000	12/84, 8/85, 2/86, 4/98 & 10/2000	35 & 40
Clarendon Center, Arlington, VA (1)	12,753	187,200	16,287	183,666	—	199,953	56,237	143,716	90,600	2010	7/73, 1/96 & 4/02	50
Park Van Ness, Washington, DC	2,242	91,801	2,242	91,801	—	94,043	16,217	77,826	64,661	2016	7/73, 2/11	50
601 Pennsylvania Ave., Washington, DC	5,479	71,076	5,667	70,888	—	76,555	61,617	14,938	—	1986	7/73	35
The Waycroft, Arlington, VA	52,067	225,901	53,618	224,287	63	277,968	11,446	266,522	156,116	2017	8/14, 12/14, 9/15, 8/16,	50
Washington Square, Alexandria, VA	2,034	57,524	544	59,014	—	59,558	31,621	27,937	53,745	1952 & 2000	7/73	50
Total Mixed-Use Properties	96,034	670,030	82,114	683,887	63	766,064	218,248	547,816	389,230

Development Land
Ashland Square Phase II, Manassas, VA	5,292	4,714	7,049	—	2,957	10,006	—	10,006	—		12/04
New Market, New Market, MD	2,088	146	2,234	—	—	2,234	—	2,234	—		9/05
Hampden House, Bethesda, MD	39,641	17,257	—	—	56,898	56,898	—	56,898	—		10/18, 12/18
Twinbrook, Rockville, MD	110,021	28,048	—	—	138,069	138,069	—	138,069	—		12/14, 03/21
Total Development Land	157,042	50,165	9,283	—	197,924	207,207	—	207,207	—
Total	$1,088,613	$1,195,513	$511,529	$1,566,686	$205,911	$2,284,126	$650,113	$1,634,013	$949,028

(1)Includes the North and South Blocks and Residential
(2)Amounts do not include deferred debt and therefore will not match the Consolidated Balance Sheet

Schedule III
SAUL CENTERS, INC.
Real Estate and Accumulated Depreciation
December 31, 2021

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
of the improvements
The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.64 billion at December 31, 2021. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.
The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2021 are summarized as follows:

(In thousands)	2021	2020	2019
Total real estate investments:
Balance, beginning of year	$2,124,796	$2,081,597	$1,948,165
Acquisitions	108,279	—	—
Improvements	54,177	45,396	135,966
Retirements	(3,126)	(2,197)	(2,534)
Balance, end of year	$2,284,126	$2,124,796	$2,081,597
Total accumulated depreciation:
Balance, beginning of year	$607,706	$563,474	$525,518
Depreciation expense	45,487	45,865	40,490
Retirements	(3,080)	(1,633)	(2,534)
Balance, end of year	$650,113	$607,706	$563,474