Form 10-Q
period 2022-03-31
SAUL CENTERS, INC.
filed 2022-05-05
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
        ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of April 29, 2022: 23.9 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021
Assets
Real estate investments
Land	$511,529	$511,529
Buildings and equipment	1,570,123	1,566,686
Construction in progress	225,087	205,911
	2,306,739	2,284,126
Accumulated depreciation	(660,855)	(650,113)
	1,645,884	1,634,013
Cash and cash equivalents	12,313	14,594
Accounts receivable and accrued income, net	56,357	58,659
Deferred leasing costs, net	23,420	24,005
Other assets	17,578	15,490
Total assets	$1,755,552	$1,746,761
Liabilities
Notes payable	$905,225	$941,456
Revolving credit facility payable	135,360	103,167
Term loan facility payable	99,270	99,233
Accounts payable, accrued expenses and other liabilities	39,649	25,558
Deferred income	23,867	25,188
Dividends and distributions payable	21,722	21,672
Total liabilities	1,225,093	1,216,274
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 42,000,000 shares authorized, 23,910,338 and 23,840,471 shares issued and outstanding, respectively	239	238
Additional paid-in capital	440,151	436,609
Partnership units in escrow	39,650	39,650
Distributions in excess of accumulated earnings	(259,506)	(256,448)
Total Saul Centers, Inc. equity	405,534	405,049
Noncontrolling interests	124,925	125,438
Total equity	530,459	530,487
Total liabilities and equity	$1,755,552	$1,746,761
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2022	2021
Revenue
Rental revenue	$60,680	$57,756
Other	1,464	968
Total revenue	62,144	58,724
Expenses
Property operating expenses	9,538	8,686
Real estate taxes	7,418	7,829
Interest expense, net and amortization of deferred debt costs	10,602	11,988
Depreciation and amortization of lease costs	12,327	12,748
General and administrative	4,768	4,678
Total expenses	44,653	45,929
Net Income	17,491	12,795
Noncontrolling interests
Income attributable to noncontrolling interests	(4,126)	(2,533)
Net income attributable to Saul Centers, Inc.	13,365	10,262
Preferred stock dividends	(2,798)	(2,798)
Net income available to common stockholders	$10,567	$7,464
Per share net income available to common stockholders
Basic and diluted	$0.44	$0.32
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance at January 1, 2022	$185,000	$238	$436,609	$39,650	$(256,448)	$405,049	$125,438	$530,487
Issuance of shares of common stock:
61,861 shares pursuant to dividend reinvestment plan	—	1	2,948	—	—	2,949	—	2,949
8,007 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	594	—	—	594	—	594
Issuance of 13,704 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	653	653
Net income	—	—	—	—	13,365	13,365	4,126	17,491
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.57/share) and distributions payable partnership units ($0.57/unit)	—	—	—	—	(13,625)	(13,625)	(5,292)	(18,917)
Balance, March 31, 2022	$185,000	$239	$440,151	$39,650	$(259,506)	$405,534	$124,925	$530,459

Balance at January 1, 2021	$185,000	$235	$420,625	$—	$(241,535)	$364,325	$63,208	$427,533
Issuance of shares of common stock:
96,268 shares pursuant to dividend reinvestment plan	—	1	2,839	—	—	2,840	—	2,840
910 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	323	—	—	323	—	323
Issuance of 19,493 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	575	575
1,416,071 partnership units placed in escrow pursuant to Twinbrook contribution	—	—	—	79,300	—	79,300	—	79,300
Net income	—	—	—	—	10,262	10,262	2,533	12,795
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	—	(12,488)	(12,488)	(4,218)	(16,706)
Balance, March 31, 2021	$185,000	$236	$423,787	$79,300	$(246,559)	$441,764	$62,098	$503,862

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$17,491	$12,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of lease costs	12,327	12,748
Amortization of deferred debt costs	477	405
Compensation costs of stock and option grants	286	323
Credit losses on operating lease receivables	25	1,211
Decrease in accounts receivable and accrued income	2,277	1,061
Additions to deferred leasing costs	(496)	(508)
Decrease in other assets	2,519	831
Increase in accounts payable, accrued expenses and other liabilities	6,425	4,356
Increase (decrease) in deferred income	(1,321)	1,519
Increase in finance lease liability	—	37
Net cash provided by operating activities	40,010	34,778
Cash flows from investing activities:
Acquisitions of real estate investments (1)	—	(8,399)
Additions to real estate investments	(3,941)	(6,069)
Additions to development and redevelopment projects	(12,927)	(4,450)
Net cash used in investing activities	(16,868)	(18,918)
Cash flows from financing activities:
Repayments on notes payable	(36,473)	(13,553)
Proceeds from revolving credit facility	40,000	8,000
Repayments on revolving credit facility	(8,000)	(8,500)
Proceeds from construction loan	—	1,919
Additions to deferred debt costs	(3,194)	—
Proceeds from the issuance of:
Common stock	3,257	2,840
Partnership units (1)	653	575
Distributions to:
Series D preferred stockholders	(1,149)	(1,148)
Series E preferred stockholders	(1,650)	(1,650)
Common stockholders	(13,583)	(12,438)
Noncontrolling interests	(5,284)	(4,207)
Net cash used in financing activities	(25,423)	(28,162)
Net decrease in cash and cash equivalents	(2,281)	(12,302)
Cash and cash equivalents, beginning of period	14,594	26,856
Cash and cash equivalents, end of period	$12,313	$14,554
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,737	$11,689
Increase (decrease) in accrued real estate investments and development costs	$6,189	$(1,276)

(1) The 2021 acquisition of real estate and proceeds from the issuance of partnership units each excludes $79,300 in connection with the contribution of Twinbrook Quarter by the B. F. Saul Real Estate Investment Trust in exchange for limited partnership units held in escrow. Half of the units held in escrow were released on October 18, 2021. The remaining units held in escrow are scheduled to be released on October 18, 2023.

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
As of March 31, 2022, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of March 31, 2022, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 5.2% of the Company's total revenue for the three months ended March 31, 2022. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the three months ended March 31, 2022.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of March 31, 2022 and December 31, 2021, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity ("VIE") because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the rights to absorb 71.9% of its net income. Because the Operating Partnership is consolidated into the financial statements of the Company, classification of it as a VIE has no impact on the consolidated financial statements of the Company.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021, which are included in its Annual Report on Form 10-K. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those instructions. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Notes to Consolidated Financial Statements (Unaudited)

2.     Summary of Significant Accounting Policies
Our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 have not changed significantly in amount or composition.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectability and, upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. As of March 31, 2022, $6.7 million of rents previously deferred have come due. Of the amounts that have come due, $6.5 million, or approximately 97%, has been paid.
At March 31, 2022 and December 31, 2021, accounts receivable was comprised of:

(In thousands)	March 31, 2022	December 31, 2021
Rents currently due	$5,728	$8,484
Deferred rents	3,710	4,141
Straight-line rent	46,279	46,239
Other receivables	3,672	2,877
Allowance for doubtful accounts	(3,032)	(3,082)
Total	$56,357	$58,659
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the three months ended March 31, 2022.

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
Construction in progress as of March 31, 2022 and December 31, 2021, is composed of the following:

(In thousands)	March 31, 2022	December 31, 2021
Twinbrook Quarter	$155,284	$138,069
Hampden House	58,499	56,898
Other	11,304	10,944
Total	$225,087	$205,911
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
An operating lease right of use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right of use asset and corresponding lease liability totaled $3.7 million and $3.7 million, respectively, at March 31, 2022.
Due to the business disruptions and challenges severely affecting the global economy caused by the novel strain of coronavirus ("COVID-19") pandemic, many lessees requested rent relief, including rent deferrals and other lease concessions. The lease modification guidance in Accounting Standards Update 2016-02, "Accounting for Leases"
("ASU 2016-02") does not contemplate the rapid execution of concessions for multiple tenants in response to sudden liquidity constraints of lessees. In April 2020, the staff of the Financial Accounting Standards Board issued a question and answer document that provided guidance allowing the Company to elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company elected to apply such relief, which, in the case of rent deferrals, results in the accrual of rent due from tenants. The Company will continue to monitor the collectability of rent receivables.
Deferred Leasing Costs
Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are costs paid to third-party brokers and lease commissions paid to certain employees that are incremental to obtaining a lease and would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $23.4 million and $24.0 million, net of accumulated amortization of $49.3 million and $48.7 million, as of March 31, 2022 and December 31, 2021, respectively. Amortization expense, included in depreciation and amortization of lease costs in the Consolidated Statements of Operations, totaled $1.1 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Real Estate Investment Properties
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $11.2 million and $11.5 million for the three months ended March 31, 2022 and 2021, respectively. Repairs and maintenance expense totaled $4.5 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
As of March 31, 2022, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges were recorded.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of March 31, 2022, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members, (collectively, the “Saul Organization”) held an aggregate 26.7% limited partnership interest in the Operating Partnership represented by approximately 8.8 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company’s Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of March 31, 2022, approximately 350,000 units could be converted into shares of Saul Centers common stock.
As of March 31, 2022, a third party investor holds a 1.4% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers' common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers' common stock.
The impact of the aggregate 28.1% limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended March 31, 2022 and 2021, was approximately 33.9 million and 32.0 million, respectively.
The Company previously issued 708,035 limited partnership units related to the contribution of Twinbrook Quarter that are held in escrow and will be released on October 18, 2023. Until such time as the units are released from escrow, they are not eligible to receive distributions from the Operating Partnership.

5.    Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
At March 31, 2022, the Company had a $525.0 million senior unsecured credit facility (the "Credit Facility") comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, which may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027, and may not be extended. Interest accrues at a rate of LIBOR plus an applicable spread which is determined by certain leverage tests. As of March 31, 2022, the applicable spread for borrowings was 135 basis points related to the revolving credit facility and 130 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On March 31, 2022, based on the value of the Company’s unencumbered properties, approximately $233.5 million was available under the Credit Facility, $238.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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

Notes to Consolidated Financial Statements (Unaudited)

On March 11, 2022, the Company repaid in full the remaining principal balance of $28.3 million of the mortgage loan secured by Lansdowne Town Center, which was scheduled to mature in June 2022.
Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. The Operating Partnership is the guarantor of (a) a portion of the Broadlands mortgage (approximately $3.7 million of the $29.5 million outstanding balance at March 31, 2022), (b) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $23.8 million outstanding balance at March 31, 2022), (c) a portion of The Waycroft mortgage (approximately $23.6 million of the $155.2 million outstanding balance at March 31, 2022), (d) the Ashbrook Marketplace mortgage (totaling $21.2 million at March 31, 2022), and (e) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands Pad (totaling $28.8 million at March 31, 2022). All other notes payable are non-recourse.
The principal amount of the Company’s outstanding debt totaled approximately $1.2 billion at March 31, 2022, of which approximately $912.6 million was fixed-rate debt and approximately $238.0 million was variable rate debt outstanding under the Credit Facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.1 billion as of March 31, 2022.
At December 31, 2021, the principal amount of the Company’s outstanding debt totaled approximately $1.2 billion, of which $949.0 million was fixed rate debt and $206.0 million was variable rate debt outstanding under the Credit Facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.1 billion as of December 31, 2021.
At March 31, 2022, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2022	$8,555		$25,513	$34,068
2023	9,225		35,080	44,305
2024	66,164		34,652	100,816
2025	158,363	(a)	31,814	190,177
2026	134,088		28,474	162,562
2027	142,028	(b)	22,052	164,080
Thereafter	339,177		115,367	454,544
Principal amount	$857,600		$292,952	1,150,552
Unamortized deferred debt costs				10,697
Net				$1,139,855

(a) Includes $138.0 million outstanding under the Credit Facility.
(b) Includes $100.0 million outstanding under the Credit Facility.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $10.7 million and $11.2 million, net of accumulated amortization of $7.7 million and $7.7 million, at March 31, 2022 and December 31, 2021, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited)

Interest expense, net and amortization of deferred debt costs for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Interest incurred	$12,313	$12,681
Amortization of deferred debt costs	477	405
Capitalized interest	(2,187)	(1,095)
Interest expense	10,603	11,991
Less: Interest income	1	3
Interest expense, net and amortization of deferred debt costs	$10,602	$11,988

6.    Equity
The consolidated statements of operations for the three months ended March 31, 2022 and 2021, reflect noncontrolling interests of $4.1 million and $2.5 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.
At March 31, 2022, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At March 31, 2022, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

Notes to Consolidated Financial Statements (Unaudited)

	Average Shares/Options Outstanding
	Three Months Ended March 31,
(In thousands)	2022	2021
Weighted average common stock outstanding-Basic	23,884	23,542
Effect of dilutive options	14	—
Weighted average common stock outstanding-Diluted	23,898	23,542
Non-dilutive options	1,231	1,423
Years non-dilutive options were issued	2015 through 2020	2011 through 2020

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $112,200 and $123,100 for the three months ended March 31, 2022 and 2021, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2022 and 2021, the Company credited to employee accounts $46,800 and $33,400, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $2.6 million and $3.2 million, at March 31, 2022 and December 31, 2021, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company and the Saul Organization are parties to a shared services agreement (the “Agreement”) that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2022 and 2021, which included rental expense for the Company’s headquarters sublease, totaled approximately $2.4 million and $2.0 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, accounts payable, accrued expenses and other liabilities included approximately $821,100 and $1.1 million, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $192,900 and $202,900 for the three months ended March 31, 2022 and 2021, respectively, and is included in general and administrative expense.

Notes to Consolidated Financial Statements (Unaudited)

The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $70,700 and $99,100 for the three months ended March 31, 2022 and 2021, respectively.

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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the three months ended March 31, 2022, 1,873 shares were credited to director's deferred fee accounts and 6,535 shares were issued. As of March 31, 2022, the director's deferred fee accounts comprise 115,578 shares.
During the three months ended March 31, 2022, stock option expense totaling $0.3 million was included in general and administrative expense in the Consolidated Statements of Operations. As of March 31, 2022, the estimated future expense related to unvested stock options was $1.4 million.
The table below summarizes the option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,601,250	$51.73	$4,886,106
Granted	—	—	—
Exercised	(7,500)	41.00	43,548
Expired/Forfeited	—	—	—
Outstanding at March 31	1,593,750	51.78	4,486,236
Exercisable at March 31	1,091,000	53.30	2,069,031
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value of stock options exercised during the three months ended March 31, 2022 was calculated by using the transaction price on the date of exercise and totaled $43,548. No options were exercised during the three months ended March 31, 2021. At March 31, 2022, the final trading day of the 2022 first quarter, the closing share price of $52.70 was lower than the exercise price of 625,875 outstanding options granted in 2016, 2017, and 2019. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.0 years and 5.0 years, respectively.

Notes to Consolidated Financial Statements (Unaudited)

9.     Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term market interest rates of approximately 4.25% and 3.60%, would be approximately $933.9 million and $933.0 million, respectively, compared to the principal balance of $912.6 million and $949.0 million at March 31, 2022 and December 31, 2021, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

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

Notes to Consolidated Financial Statements (Unaudited)

11.    Business Segments
The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income and cash flows from real estate of the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a variety of tenants, the types of services provided to them are similar within each segment. The properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2022 presentation.

Financial Information By Segment
(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three Months Ended March 31, 2022
Real estate rental operations:
Revenue	$44,099	$18,045	$—	$62,144
Expenses	(10,092)	(6,864)	—	(16,956)
Income from real estate	34,007	11,181	—	45,188
Interest expense, net and amortization of deferred debt costs	—	—	(10,602)	(10,602)
Depreciation and amortization of lease costs	(7,141)	(5,186)	—	(12,327)
General and administrative	—	—	(4,768)	(4,768)
Net income (loss)	$26,866	$5,995	$(15,370)	$17,491
Capital investment	$1,532	$15,336	$—	$16,868
Total assets	$940,049	$794,682	$20,821	$1,755,552

Three Months Ended March 31, 2021
Real estate rental operations:
Revenue	$42,444	$16,280	$—	$58,724
Expenses	(10,077)	(6,438)	—	(16,515)
Income from real estate	32,367	9,842	—	42,209
Interest expense, net and amortization of deferred debt costs	—	—	(11,988)	(11,988)
Depreciation and amortization of lease costs	(7,241)	(5,507)	—	(12,748)
General and administrative	—	—	(4,678)	(4,678)
Net income (loss)	$25,126	$4,335	$(16,666)	$12,795
Capital investment	$4,149	$14,769	$—	$18,918
Total assets	$967,458	$751,445	$15,353	$1,734,256

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to March 31, 2022, and determined there are no subsequent events required to be disclosed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2021. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.
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

Additional information related to these risks and uncertainties are included in “Risk Factors” (Part I, Item 1A of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part I, Item 2 of this Form 10-Q).

Impact of COVID-19
On March 11, 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly.
The actions taken by federal, state and local governments to mitigate the spread of COVID-19 by ordering closure of nonessential businesses and ordering residents to generally stay at home, and subsequent phased re-openings, resulted in many of our tenants announcing mandated or temporary closures of their operations and/or requesting adjustments to their lease terms. While most of our tenants that closed due to COVID-19 have re-opened their businesses, there remains significant uncertainty around the long-term economic impact of the COVID-19 pandemic, which could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations, cash flows and the market value and trading price of our securities.
If the effects of COVID-19 result in continued deterioration of economic and market conditions, or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur during the remainder of 2022 or future periods. As of March 31, 2022, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges have been recorded. However, we have yet to see the long-term effects of COVID-19 and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether impairment charges are warranted.
While the Company’s grocery store, pharmacy, bank and home improvement store tenants have generally remained fully open throughout the COVID-19 pandemic, many restaurants have operated with reduced hours and/or limited indoor seating, supplemented with delivery and curbside pick-up, and most health, beauty supply and services, fitness centers, and other non-essential businesses are open with limited or full capacity depending on location. As of April 30, 2022, payments by tenants of contractual base rent and operating expense and real estate tax recoveries for the 2022 first quarter totaled approximately 98%. The deferral agreements, generally, permit tenants to defer 30 to 90 days of rent, operating expense and real estate tax recovery payments until a later time in their lease term with repayment typically occurring over a 12-month period generally commencing in 2021. We will continue to accrue rental revenue during the deferral period. However, we anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. Management considers reserves established as of March 31, 2022, against such potential losses to be reasonable and adequate. Rent collections during the first quarter and rent relief requests to-date may not be indicative of collections or requests in any future period.
The following is a summary of the Company's executed rent deferral agreements and repayments as of April 30, 2022, with the exception of amounts due, which are as of March 31, 2022.

(In thousands)
Original Rent Due By Quarter	Original Rent Amount	Repayment Year	Repayment Amount	Amount Due	Amount Collected	Collection Percentage
	(prior to deferral)		(after deferral)			(based on payments currently due)
2020 First Quarter	$67	2020	$331	$331	$331	100%
2020 Second Quarter	6,282	2021	5,703	5,703	5,549	97%
2020 Third Quarter	1,502	2022	1,979	645	610	95%
2020 Fourth Quarter	391	2023	695
2021 First Quarter	249	2024	274
2021 Second Quarter	266	2025	53
2021 Third Quarter	273	2026	19
2021 Fourth Quarter	74	Thereafter	50
2022 First Quarter	—	Total	$9,104	$6,679	$6,490	97%
April 2022	—
Total	$9,104

While we expect collections of rent billings, including minimum rent, operating expense recoveries and real estate tax reimbursements, to remain below pre-pandemic levels in the near-term, when taking into account the amount of time elapsed since the due date of the payment, we continue to experience sequential improvement in our collection rates.

The following table summarizes the Company's consolidated total collections of the 2022 first quarter rent billings as of April 30, 2022:

	Retail	Office	Residential	Total
2022 First Quarter	98%	99%	99%	98%
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
As of April 30, 2022, the Company had $6.8 million of cash and cash equivalents and borrowing availability of approximately $217.5 million under its Credit Facility.
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

General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2022.
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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area were relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 92.5% at March 31, 2022, from 92.2% at March 31, 2021.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of March 31, 2022, amortizing fixed-rate mortgage debt with staggered maturities from 2022 to 2041 represented approximately 79.3% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of $238.0 million outstanding under the Credit Facility. As of March 31, 2022, the Company has availability of approximately $233.5 million under its Credit Facility.
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

	Commercial Rents per Square Foot
	Three Months Ended March 31,
	2022	2021
Base rent	$20.62	$20.54
Effective rent	$18.97	$18.79

Recent Developments
The Company has completed plans for the development of Hampden House, a project that will include up to 366 apartment units and 10,100 square feet of retail space located in downtown Bethesda, Maryland. In June 2020, the Montgomery County Planning Commission unanimously approved the Company's amended site plan. Approval from the Washington Metropolitan Area Transit Authority was received in 2020 and approval from Maryland Transit Administration was received in 2021. The total cost of the project is expected to be approximately $246.4 million. On February 23, 2022, the Company closed on a $133.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. The Company has entered into a contract with a general contractor and construction is expected to be completed during 2025. Demolition of the existing structure is ongoing.
Development of the residential and retail portions of Twinbrook Quarter Phase I (“Phase I”), which will include an 80,000 square foot Wegmans, and approximately 25,000 square feet of adjacent small shop space, 450 apartments and a 230,000 square foot office building, located in Rockville, Maryland, is in process. The office portion of Phase I will not be constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. The total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. A portion of the project will be financed by a $145.0 million construction-to-permanent loan. Demolition of the existing improvements within Phase I has been completed and excavation of the site is ongoing. Below grade foundation work has begun and will continue during 2022. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
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

Results of Operations
Three months ended March 31, 2022 (the "2022 Quarter") compared to the three months ended March 31, 2021 (the "2021 Quarter")
Net income for the 2022 Quarter increased to $17.5 million from $12.8 million for the 2021 Quarter. Significant changes in revenue and expenses are discussed below.
Revenue

	Three Months Ended March 31,		2021 to 2022 Change
(Dollars in thousands)	2022	2021	Amount	Percent
Base rent	$49,815	$48,659	$1,156	2.4%
Expense recoveries	9,724	9,411	313	3.3%
Percentage rent	679	599	80	13.4%
Other property revenue	487	298	189	63.4%
Credit losses on operating lease receivables	(25)	(1,211)	1,186	NM
Rental revenue	60,680	57,756	2,924	5.1%
Other revenue	1,464	968	496	51.2%
Total revenue	$62,144	$58,724	$3,420	5.8%
NM - Not Meaningful
Base rent includes $32,200 and $835,600 for the 2022 Quarter and 2021 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $324,900 and $346,900, for the 2022 Quarter and 2021 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 5.8% in the 2022 Quarter compared to the 2021 Quarter, as described below.
Base Rent. The $1.2 million increase in base rent in the 2022 Quarter compared to the 2021 Quarter is primarily attributable to The Waycroft ($1.0 million).
Credit Losses on Operating Lease Receivables. Credit losses on operating lease receivables for the 2022 Quarter decreased $1.2 million from the 2021 Quarter. The decrease is primarily due to net collections across the portfolio as tenant operations have improved due to restrictions related to COVID-19 being removed or lessened.
Other revenue. The $0.5 million increase in other revenue in the 2022 Quarter compared to the 2021 Quarter is primarily due to higher parking revenue ($0.3 million) and higher lease termination fees ($0.2 million).
Expenses

	Three Months Ended March 31,		2021 to 2022 Change
(Dollars in thousands)	2022	2021	Amount	Percent
Property operating expenses	$9,538	$8,686	$852	9.8%
Real estate taxes	7,418	7,829	(411)	(5.2)%
Interest expense, net and amortization of deferred debt costs	10,602	11,988	(1,386)	(11.6)%
Depreciation and amortization of lease costs	12,327	12,748	(421)	(3.3)%
General and administrative	4,768	4,678	90	1.9%
Total expenses	$44,653	$45,929	$(1,276)	(2.8)%
Total expenses decreased 2.8% in the 2022 Quarter compared to the 2021 Quarter, as described below.
Property Operating Expenses. Property operating expenses increased 9.8% in the 2022 Quarter primarily due to increased repair and maintenance costs throughout the portfolio ($0.6 million).

Real estate taxes. Real estate taxes decreased 5.2% in the 2022 Quarter primarily due to reductions of tax assessments across the portfolio.
Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs decreased 11.6% in the 2022 Quarter primarily due to higher capitalized interest ($1.1 million). The increase was largely driven by the Twinbrook development project.
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
The tables below provide reconciliations of total property revenue and property operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results for the three months ended March 31, 2022 and 2021 include 50 Shopping Centers and seven Mixed-Use properties.

Same property revenue

(in thousands)	Three Months Ended March 31,
	2022	2021
Total revenue	$62,144	$58,724
Less: Acquisitions, dispositions and development properties	—	—
Total same property revenue	$62,144	$58,724

Shopping Centers	$44,099	$42,444
Mixed-Use properties	18,045	16,280
Total same property revenue	$62,144	$58,724

Total Shopping Center revenue	$44,099	$42,444
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center revenue	$44,099	$42,444

Total Mixed-Use property revenue	$18,045	$16,280
Less: Mixed-Use acquisitions, dispositions and development properties	—	—
Total same Mixed-Use revenue	$18,045	$16,280
The $3.4 million increase in same property revenue for the 2022 Quarter compared to the 2021 Quarter, was primarily due to (a) lower credit losses on operating lease receivables and corresponding reserves ($1.2 million), (b) higher base rent at The Waycroft ($1.0 million), (c) higher other revenue ($0.5 million), (d) higher expense recoveries ($0.3 million) and (e) higher base rent, exclusive of the Waycroft ($0.2 million).

Same property operating income

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income	$17,491	$12,795
Add: Interest expense, net and amortization of deferred debt costs	10,602	11,988
Add: Depreciation and amortization of lease costs	12,327	12,748
Add: General and administrative	4,768	4,678
Property operating income	45,188	42,209
Less: Acquisitions, dispositions and development properties	—	—
Total same property operating income	$45,188	$42,209

Shopping Centers	$34,007	$32,367
Mixed-Use properties	11,181	9,842
Total same property operating income	$45,188	$42,209

Shopping Center operating income	$34,007	$32,367
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center operating income	$34,007	$32,367

Mixed-Use property operating income	$11,181	$9,842
Less: Mixed-Use acquisitions, dispositions and development properties	—	—
Total same Mixed-Use property operating income	$11,181	9,842
Same property operating income increased $3.0 million (7.1%) for the 2022 Quarter compared to the 2021 Quarter. Shopping Center same property operating income for the 2022 Quarter totaled $34.0 million, a $1.6 million increase from the 2021 Quarter. Mixed-Use same property operating income totaled $11.2 million, a $1.3 million increase from the 2021 Quarter. The increase in Shopping Center same property operating income was primarily the result of (a) lower credit losses on operating lease receivables and corresponding reserves (collectively, $0.8 million) and (b) higher base rent ($0.4 million). The increase in Mixed-Use same property operating income was primarily the result of (a) higher base rent ($0.7 million), (b) lower credit losses on operating lease receivables and corresponding reserves (collectively, $0.4 million) and (c) higher parking income, net of expenses ($0.2 million).
Liquidity and Capital Resources
Cash and cash equivalents totaled $12.3 million and $14.6 million at March 31, 2022 and 2021, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$40,010	$34,778
Net cash used in investing activities	(16,868)	(18,918)
Net cash used in financing activities	(25,423)	(28,162)
Net decrease in cash and cash equivalents	$(2,281)	$(12,302)

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $2.1 million decrease in cash used in investing activities is primarily due to (a) increased development expenditures ($8.5 million), partially offset by (b) decreased acquisitions of real estate investments ($8.4 million) and (c) decreased additions to real estate investments throughout the portfolio ($2.1 million).
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
The Company is currently developing Phase I of Twinbrook Quarter, a project that includes an 80,000 square foot Wegmans, approximately 25,000 square feet of small shop space, and 450 apartments, which are currently under construction. Located in Rockville, Maryland, Phase I also includes a planned 230,000 square foot office building that is not under construction at this time. In November 2021, the Company closed on a $145.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the residential and retail portions of Phase I. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. The total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. Demolition of the existing improvements within Phase I has been completed and excavation of the site is ongoing. Below grade foundation work has begun and will continue during 2022. Initial delivery of Phase I is anticipated in late 2024. The Company has completed development plans for Hampden House, a project that includes up to 366 apartment units and 10,100 square feet of retail space. The total cost of the project is expected to be approximately $246.4 million. On February 23, 2022, the Company closed on a $133.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. Demolition of the existing structure is ongoing. The Company has entered into a contract with a general contractor and construction is expected to be completed during 2025. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
Management believes that the Company’s capital resources, which at April 30, 2022 included cash balances of approximately $6.8 million and borrowing availability of approximately $217.5 million on its Credit Facility, provide sufficient liquidity and flexibility to meet the needs of the Company's operations as the effects of the COVID-19 pandemic continue to evolve.
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 60,495 and 94,231 shares under the DRIP at a weighted average discounted price of $47.66 and $29.50 per share, during the three months ended March 31, 2022 and 2021, respectively. The Company issued 13,704 and 19,493 limited partnership units under the DRIP at a weighted average price of $48.16 and $29.83 per unit during the three months ended March 31, 2022 and 2021, respectively. The Company also credited 1,366 and 2,037 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $47.66 and $29.50 per share, during the three months ended March 31, 2022 and 2021, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2022.
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
At March 31, 2022, the Company had a $525.0 million Credit Facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, which may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027, and may not be extended. Interest accrues at a rate of LIBOR plus an applicable spread which is determined by certain leverage tests. As of March 31, 2022, the applicable spread for borrowings was 135 basis points related to the revolving credit facility and 130 basis points related to the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. Letters of credit may be issued under the Credit Facility. As of March 31, 2022, based on the value of the Company’s unencumbered properties, approximately $233.5 million was available under the Credit Facility, $238.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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

As of March 31, 2022, the Company was in compliance with all such covenants.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the 2022 Quarter, totaled $27.0 million, an increase of 18.8% compared to the 2021 Quarter. FFO available to common stockholders and noncontrolling interests increased primarily due to (a) lower credit losses on operating lease receivables and corresponding reserves (collectively, $1.2 million), (b) higher capitalized interest ($1.1 million), primarily due to the Twinbrook Quarter development project, (c) higher base rent at The Waycroft ($1.0 million), (d) higher base rent, exclusive of The Waycroft ($0.2 million), (e) higher lease termination fees ($0.2 million) and (f) higher parking income, net of expenses ($0.2 million).
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Net income	$17,491	$12,795
Add:
Real estate depreciation and amortization	12,327	12,748
FFO	29,818	25,543
Subtract:
Preferred stock dividends	(2,798)	(2,798)
FFO available to common stockholders and noncontrolling interests	$27,020	$22,745
Weighted average shares and units:
Basic	33,164	31,493
Diluted (2)	33,886	31,965
Basic FFO per share available to common stockholders and noncontrolling interests	$0.81	$0.72
Diluted FFO per share available to common stockholders and noncontrolling interests	$0.80	$0.71

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
2    Beginning March 5, 2021, fully diluted shares and units includes 1,416,071 limited partnership units held in escrow related to the contribution of Twinbrook Quarter. Half of the units held in escrow were released on October 18, 2021. The remaining units held in escrow are scheduled to be released on October 18, 2023.

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
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2022	50	7	7,874,130	1,136,885	93.9%	83.4%
March 31, 2021	50	7	7,876,455	1,136,937	93.1%	86.0%
As of March 31, 2022, 92.5% of the Commercial portfolio was leased, compared to 92.2% March 31, 2021. On a same property basis, 92.5% of the Commercial portfolio was leased, compared to 92.2% at March 31, 2021. As of March 31, 2022, the Residential portfolio was 96.8% leased compared to 96.9% at March 31, 2021.
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

Commercial Property Leasing Activity			Average Base Rent per Square Foot
Three Months Ended March 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2022	280,273	72	$22.72	$22.93
2021	270,004	61	18.29	20.00

Additional information about the leasing activity during the three months ended March 31, 2022 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	18	1	54
Square feet	89,374	5,182	190,899
Per square foot average annualized:
Base rent	$17.03	$40.00	$25.39
Tenant improvements	(2.52)	(8.00)	(1.69)
Leasing costs	(0.50)	(1.26)	(0.16)
Rent concessions	(0.31)	—	(0.53)
Effective rents	$13.70	$30.74	$23.01

During the three months ended March 31, 2022, the Company entered into 179 new or renewed apartment leases. The average monthly rent per square foot increased to $3.23 from $3.13. During the three months ended March 31, 2021, on a same property basis, the Company entered into 130 new or renewed apartment leases. The average monthly rent per square foot decreased to $3.18 from $3.53.
As of December 31, 2021, 843,842 square feet of Commercial space was subject to leases scheduled to expire in 2022. Of those leases, as of March 31, 2022, leases representing 673,843 square feet of Commercial space have not yet renewed and are scheduled to expire over the next nine months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Commercial Property Leases	Total
Square feet	673,843
Average base rent per square foot	$22.59
Estimated market base rent per square foot	$22.92

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
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of March 31, 2022, the Company had variable rate indebtedness totaling $238.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at March 31, 2022 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $2.4 million based on those balances. As of March 31, 2022, the Company had fixed-rate indebtedness totaling $912.6 million with a weighted average interest rate of 4.91%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2022 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $48.2 million less than the carrying value.

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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer and its Senior Vice President-Chief Accounting Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
During the quarter ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
None
Item 1A.    Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2021 Annual Report of the Company on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 31, 2022 dividend distribution acquired 53,373 shares of common stock at a price of $47.66 per share and 13,704 limited partnership units at a price of $48.16 per unit. The limited partnership units were sold pursuant to Section 4(a)(2) of the Securities Act of 1933.
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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (“Inline XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and
(v) the notes to the consolidated financial statements.

104.		Cover Page Interactive Data File (the Cover Page Interactive Data File is embedded within the Inline XBRL document and included in Exhibit 101).

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

SAUL CENTERS, INC. (Registrant)

Date: May 5, 2022	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: May 5, 2022	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)

Date: May 5, 2022	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)