Form 10-Q
period 2022-06-30
SAUL CENTERS, INC.
filed 2022-08-04
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
        ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of July 29, 2022: 23,880,756.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	June 30, 2022	December 31, 2021
Assets
Real estate investments
Land	$511,529	$511,529
Buildings and equipment	1,573,896	1,566,686
Construction in progress	260,141	205,911
	2,345,566	2,284,126
Accumulated depreciation	(671,754)	(650,113)
	1,673,812	1,634,013
Cash and cash equivalents	11,167	14,594
Accounts receivable and accrued income, net	55,543	58,659
Deferred leasing costs, net	22,770	24,005
Other assets	19,194	15,490
Total assets	$1,782,486	$1,746,761
Liabilities
Notes payable, net	$888,404	$941,456
Revolving credit facility payable, net	177,554	103,167
Term loan facility payable, net	99,307	99,233
Accounts payable, accrued expenses and other liabilities	42,002	25,558
Deferred income	22,751	25,188
Dividends and distributions payable	22,437	21,672
Total liabilities	1,252,455	1,216,274
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 42,000,000 shares authorized, 23,987,778 and 23,840,471 shares issued and outstanding, respectively	240	238
Additional paid-in capital	444,496	436,609
Partnership units in escrow	39,650	39,650
Distributions in excess of accumulated earnings	(263,444)	(256,448)
Total Saul Centers, Inc. equity	405,942	405,049
Noncontrolling interests	124,089	125,438
Total equity	530,031	530,487
Total liabilities and equity	$1,782,486	$1,746,761
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Rental revenue	$59,134	$58,818	$119,814	$116,575
Other	1,159	1,186	2,623	2,154
Total revenue	60,293	60,004	122,437	118,729
Expenses
Property operating expenses	7,641	7,524	17,179	16,210
Real estate taxes	7,156	7,138	14,574	14,967
Interest expense, net and amortization of deferred debt costs	10,457	11,657	21,059	23,646
Depreciation and amortization of lease costs	12,377	12,637	24,704	25,385
General and administrative	5,665	4,929	10,433	9,607
Total expenses	43,296	43,885	87,949	89,815
Net Income	16,997	16,119	34,488	28,914
Noncontrolling interests
Income attributable to noncontrolling interests	(3,981)	(3,373)	(8,107)	(5,906)
Net income attributable to Saul Centers, Inc.	13,016	12,746	26,381	23,008
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
Net income available to common stockholders	$10,217	$9,947	$20,784	$17,411
Per share net income available to common stockholders
Basic and diluted	$0.43	$0.42	$0.87	$0.74
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2022	$185,000	$238	$436,609	$39,650	$(256,448)	$405,049	$125,438	$530,487
Issuance of shares of common stock:
61,861 shares pursuant to dividend reinvestment plan	—	1	2,948	—	—	2,949	—	2,949
8,007 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	594	—	—	594	—	594
Issuance of 13,704 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	653	653
Net income	—	—	—	—	13,365	13,365	4,126	17,491
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.57/share) and distributions payable partnership units ($0.57/unit)	—	—	—	—	(13,625)	(13,625)	(5,292)	(18,917)
Balance, March 31, 2022	185,000	239	440,151	39,650	(259,506)	405,534	124,925	530,459

Issuance of shares of common stock:
57,821 shares pursuant to dividend reinvestment plan	—	1	2,948	—	—	2,949	—	2,949
19,618 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	1,397	—	—	1,397	—	1,397
Issuance of 12,955 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	669	669
Net income	—	—	—	—	13,016	13,016	3,981	16,997
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,156)	(14,156)	(5,486)	(19,642)
Balance, June 30, 2022	$185,000	$240	$444,496	$39,650	$(263,444)	$405,942	$124,089	$530,031

Saul Centers, Inc.

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2021	$185,000	$235	$420,625	$—	$(241,535)	$364,325	$63,208	$427,533
Issuance of shares of common stock:
96,268 shares pursuant to dividend reinvestment plan	—	1	2,839	—	—	2,840	—	2,840
910 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	323	—	—	323	—	323
Issuance of 19,493 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	575	575
1,416,071 partnership units placed in escrow pursuant to Twinbrook contribution	—	—	—	79,300	—	79,300	—	79,300
Net income	—	—	—	—	10,262	10,262	2,533	12,795
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	—	(12,488)	(12,488)	(4,218)	(16,706)
Balance, March 31, 2021	185,000	236	423,787	79,300	(246,559)	441,764	62,098	503,862

Issuance of shares of common stock:
68,206 shares pursuant to dividend reinvestment plan	—	—	2,855	—	—	2,855	—	2,855
6,038 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	705	—	—	705	—	705
Issuance of partnership units:
13,978 units pursuant to the dividend reinvestment plan	—	—	—	—	—	—	585	585
469,740 units pursuant to the acquisition of Twinbrook leasehold interest	—	—	—	—	—	—	21,500	21,500
93,674 units pursuant to the contribution of Ashbrook Marketplace	—	—	—	—	—	—	4,320	4,320
Net income	—	—	—	—	12,746	12,746	3,373	16,119
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,149)	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Distributions payable common stock ($0.55/share) and distributions payable partnership units ($0.55/unit)	—	—	—	—	(13,000)	(13,000)	(4,694)	(17,694)
Balance, June 30, 2021	$185,000	$236	$427,347	$79,300	$(249,612)	$442,271	$87,182	$529,453

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$34,488	$28,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of lease costs	24,704	25,385
Amortization of deferred debt costs	941	811
Compensation costs of stock and option grants	908	903
Credit losses on operating lease receivables, net	48	951
Decrease in accounts receivable and accrued income	3,068	4,223
Additions to deferred leasing costs	(903)	(1,001)
Decrease in other assets	1,013	1,200
Increase in accounts payable, accrued expenses and other liabilities	4,654	3,779
Increase (decrease) in deferred income	(2,437)	1,488
Net cash provided by operating activities	66,484	66,653
Cash flows from investing activities:
Acquisitions of real estate investments (1) (2) (3)	—	(9,011)
Additions to real estate investments	(7,014)	(10,847)
Additions to development and redevelopment projects	(44,900)	(7,658)
Net cash used in investing activities	(51,914)	(27,516)
Cash flows from financing activities:
Repayments on notes payable	(53,531)	(26,097)
Proceeds from revolving credit facility	82,000	20,000
Repayments on revolving credit facility	(8,000)	(15,500)
Proceeds from construction loan	—	2,430
Additions to deferred debt costs	(3,388)	(2)
Proceeds from the issuance of:
Common stock	6,981	5,820
Partnership units (1) (2) (3)	1,322	1,160
Distributions to:
Series D preferred stockholders	(2,297)	(2,296)
Series E preferred stockholders	(3,300)	(3,300)
Common stockholders	(27,208)	(24,926)
Noncontrolling interests	(10,576)	(8,425)
Net cash used in financing activities	(17,997)	(51,136)
Net decrease in cash and cash equivalents	(3,427)	(11,999)
Cash and cash equivalents, beginning of period	14,594	26,856
Cash and cash equivalents, end of period	$11,167	$14,857
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,689	$23,214
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$16,220	$5,972

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
As of June 30, 2022, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of June 30, 2022, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 5.2% of the Company's total revenue for the six months ended June 30, 2022. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the six months ended June 30, 2022.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of June 30, 2022 and December 31, 2021, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity (“VIE”) because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the rights to absorb 72.0% of its net income. Because the Operating Partnership is consolidated into the financial statements of the Company, classification of it as a VIE has no impact on the consolidated financial statements of the Company.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectability and, upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. As of June 30, 2022, $7.1 million of the $9.1 million of rents previously deferred have come due. Of the amounts that have come due, $6.9 million, or approximately 97%, has been paid.
At June 30, 2022 and December 31, 2021, accounts receivable was comprised of:

(In thousands)	June 30, 2022	December 31, 2021
Rents currently due	$4,665	$8,484
Deferred rents	1,840	2,872
Straight-line rent	46,121	46,239
Other receivables	5,659	4,146
Allowance for doubtful accounts	(2,742)	(3,082)
Total	$55,543	$58,659
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used as of and for the six months ended June 30, 2022.

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
Construction in progress as of June 30, 2022 and December 31, 2021, is composed of the following:

(In thousands)	June 30, 2022	December 31, 2021
Twinbrook Quarter	$183,385	$138,069
Hampden House	64,812	56,898
Other	11,944	10,944
Total	$260,141	$205,911
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
An operating lease right of use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right of use asset and corresponding lease liability totaled $3.6 million and $3.6 million, respectively, at June 30, 2022.
Due to the business disruptions and challenges affecting the global economy caused by the novel strain of coronavirus (“COVID-19”) pandemic, many lessees requested rent relief, including rent deferrals and other lease concessions. The lease modification guidance in Accounting Standards Update 2016-02, “Accounting for Leases” (“ASU 2016-02”) does not contemplate the rapid execution of concessions for multiple tenants in response to sudden liquidity constraints of lessees. In April 2020, the staff of the Financial Accounting Standards Board issued a question and answer document that provided guidance allowing the Company to elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company elected to apply such relief, which, in the case of rent deferrals, results in the accrual of rent due from tenants. The Company will continue to monitor the collectability of rent receivables.
Deferred Leasing Costs
Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are costs paid to third-party brokers and lease commissions paid to certain employees that are incremental to obtaining a lease and would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $22.8 million and $24.0 million, net of accumulated amortization of $49.9 million and $48.7 million, as of June 30, 2022 and December 31, 2021, respectively. Amortization expense, included in depreciation and amortization of lease costs in the Consolidated Statements of Operations, totaled $2.1 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Real Estate Investment Properties
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $22.6 million and $22.9 million for the six months ended June 30, 2022 and 2021, respectively. Repairs and maintenance expense totaled $7.4 million and $7.0 million for the six months ended June 30, 2022 and 2021, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
As of June 30, 2022, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges were recorded.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of June 30, 2022, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members, (collectively, the “Saul Organization”) held an aggregate 26.6% limited partnership interest in the Operating Partnership represented by approximately 8.8 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company’s Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of June 30, 2022, approximately 360,000 units could be converted into shares of Saul Centers common stock.
As of June 30, 2022, a third party investor holds a 1.4% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers’ common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers’ common stock.
The impact of the aggregate 28.0% limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended June 30, 2022 and 2021, was approximately 34.0 million and 33.0 million, respectively and for the six months ended June 30, 2022 and 2021, was approximately 33.9 million and 32.5 million, respectively.
The Company previously issued 708,035 limited partnership units related to the contribution of Twinbrook Quarter that are held in escrow and will be released on October 18, 2023. Until such time as the units are released from escrow, they are not eligible to receive distributions from the Operating Partnership.

5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs
At June 30, 2022, the Company had a $525.0 million senior unsecured credit facility (the “Credit Facility”) comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, which may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027, and may not be extended. Interest accrues at a rate of LIBOR plus an applicable spread which is determined by certain leverage tests. As of June 30, 2022, the applicable spread for borrowings was 135 basis points related to the revolving credit facility and 130 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On June 30, 2022, based on the value of the Company’s unencumbered properties, approximately $200.4 million was available under the Credit Facility, $280.0 million was outstanding and approximately $185,000 was committed for letters of credit.
On February 23, 2022, the Company closed on a $133.0 million construction-to-permanent loan, the proceeds of which will be used to partially fund Hampden House. The loan matures in 2040, bears interest at a fixed rate of 3.90%, and requires interest only payments, which will be funded by the loan, until conversion to permanent. The conversion is expected in the first

Notes to Consolidated Financial Statements (Unaudited)

quarter of 2026, and thereafter, monthly principal and interest payments based on a 25-year amortization schedule will be required.
On March 11, 2022, the Company repaid in full the remaining principal balance of $28.3 million of the mortgage loan secured by Lansdowne Town Center, which was scheduled to mature in June 2022.
On June 7, 2022, the Company repaid in full the remaining principal balance of $8.6 million of the mortgage loan secured by Orchard Park, which was scheduled to mature in September 2022.
Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. The Operating Partnership is the guarantor of (a) a portion of the Broadlands mortgage (approximately $3.7 million of the $29.3 million outstanding balance at June 30, 2022), (b) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $23.5 million outstanding balance at June 30, 2022), (c) a portion of The Waycroft mortgage (approximately $23.6 million of the $154.4 million outstanding balance at June 30, 2022), (d) the Ashbrook Marketplace mortgage (totaling $21.1 million at June 30, 2022), and (e) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands Pad (totaling $28.6 million at June 30, 2022). All other notes payable are non-recourse.
The principal amount of the Company’s outstanding debt totaled approximately $1.2 billion at June 30, 2022, of which approximately $895.5 million was fixed-rate debt and approximately $280.0 million was variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.1 billion as of June 30, 2022.
At December 31, 2021, the principal amount of the Company’s outstanding debt totaled approximately $1.2 billion, of which $949.0 million was fixed rate debt and $206.0 million was variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.1 billion as of December 31, 2021.
At June 30, 2022, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2022	$—		$17,004	$17,004
2023	9,225		35,080	44,305
2024	66,164		34,661	100,825
2025	200,363	(a)	31,814	232,177
2026	134,088		28,474	162,562
2027	142,028	(b)	22,052	164,080
Thereafter	339,177		115,367	454,544
Principal amount	$891,045		$284,452	1,175,497
Unamortized deferred debt costs				10,232
Net				$1,165,265

(a) Includes $180.0 million outstanding under the Credit Facility.
(b) Includes $100.0 million outstanding under the Credit Facility.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $10.2 million and $11.2 million, net of accumulated amortization of $7.9 million and $7.7 million, at June 30, 2022 and December 31, 2021, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited)

Interest expense, net and amortization of deferred debt costs for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Interest incurred	$12,468	$12,900	$24,781	$25,582
Amortization of deferred debt costs	465	406	941	811
Capitalized interest	(2,474)	(1,647)	(4,661)	(2,742)
Interest expense	10,459	11,659	21,061	23,651
Less: Interest income	2	2	2	5
Interest expense, net and amortization of deferred debt costs	$10,457	$11,657	$21,059	$23,646

6.    Equity
The consolidated statements of operations for the six months ended June 30, 2022 and 2021, reflect noncontrolling interests of $8.1 million and $5.9 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.
At June 30, 2022, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the “Series D Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At June 30, 2022, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
Per Share Data
Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. The following table sets forth, for the indicated periods, weighted averages of the number of common shares outstanding, basic and dilutive, the effect of dilutive options and the number of options which are not dilutive because the average price of the Company’s common stock was less than the exercise prices. The treasury stock method was used to measure the effect of the dilution.

Notes to Consolidated Financial Statements (Unaudited)

	Average Shares/Options Outstanding
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Weighted average common stock outstanding-Basic	23,963	23,624	23,924	23,582
Effect of dilutive options	16	1	15	1
Weighted average common stock outstanding-Diluted	23,979	23,625	23,939	23,583
Non-dilutive options	1,212	1,648	1,221	1,535
Years non-dilutive options were issued	2015 through 2020	2013 through 2021	2015 through 2020	2011 and 2013 through 2021

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $227,800 and $239,300 for the six months ended June 30, 2022 and 2021, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the six months ended June 30, 2022 and 2021, the Company credited to employee accounts $111,600 and $64,700, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $2.7 million and $3.2 million, at June 30, 2022 and December 31, 2021, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company and the Saul Organization are parties to a shared services agreement (the “Agreement”) that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2022 and 2021, which included rental expense for the Company’s headquarters sublease, totaled approximately $4.6 million and $3.9 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, accounts payable, accrued expenses and other liabilities included approximately $0.9 million and $1.1 million, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $394,000 and $409,000 for the six months ended June 30, 2022 and 2021, respectively, and is included in general and administrative expense.

Notes to Consolidated Financial Statements (Unaudited)

The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $137,500 and $148,700 for the six months ended June 30, 2022 and 2021, respectively.

8.     Stock-based Employee Compensation, Stock Option Plans, and Deferred Compensation Plan for Directors
In 2004, the Company established a stock incentive plan (the “Plan”), as amended. Under the Plan, options are granted at an exercise price not less than the market value of the common stock on the date of grant and expire ten years from the date of grant. Officer options vest ratably over four years following the grant and are charged to expense using the straight-line method over the vesting period. Director options vest immediately and are charged to expense as of the date of grant.
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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the six months ended June 30, 2022, 3,739 shares were credited to director’s deferred fee accounts and 7,738 shares were issued. As of June 30, 2022, the director's deferred fee accounts comprise 116,241 shares.
Effective May 13, 2022, the Company granted 248,000 options to its directors and certain officers. The following table summarizes the assumptions used in the valuation of the 2022 and 2021 option grants. During the six months ended June 30, 2022, stock option expense totaling $0.8 million was included in general and administrative expense in the Consolidated Statements of Operations. As of June 30, 2022, the estimated future expense related to unvested stock options was $2.7 million.

	Directors		Officers
Grant date	May 13, 2022	May 7, 2021	May 13, 2022	May 7, 2021
Exercise price per share	$47.90	$43.89	$47.90	$43.89
Fair value per option	$8.34	$6.32	$7.66	$5.96
Volatility	0.300	0.297	0.271	0.275
Expected life (years)	5.0	5.0	7.0	7.0
Assumed yield	4.90%	4.96%	4.93%	4.97%
Risk-free rate	2.89%	0.77%	2.95%	1.24%

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,601,250	$51.73	$4,886,106
Granted	248,000	47.90	—
Exercised	(24,375)	44.17	237,724
Expired/Forfeited	(19,000)	51.71	—
Outstanding at June 30	1,805,875	51.31	833,048
Exercisable at June 30	1,289,750	52.73	330,728
The intrinsic value of stock options outstanding or exercisable measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was calculated by using the transaction price on the date of exercise and totaled $237,724 and $3,450, respectively. At June 30, 2022, the final trading day of the 2022 second quarter, the closing share price of $47.11 was lower than the exercise price of 1,459,750 outstanding options granted in 2015 through 2020 and 2022. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.3 years and 5.3 years, respectively.

9.     Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term market interest rates of approximately 5.10% and 3.60%, would be approximately $873.4 million and $933.0 million, respectively, compared to the principal balance of $895.5 million and $949.0 million at June 30, 2022 and December 31, 2021, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

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

Financial Information By Segment
(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three Months Ended June 30, 2022
Real estate rental operations:
Revenue	$42,038	$18,255	$—	$60,293
Expenses	(8,184)	(6,613)	—	(14,797)
Income from real estate	33,854	11,642	—	45,496
Interest expense, net and amortization of deferred debt costs	—	—	(10,457)	(10,457)
Depreciation and amortization of lease costs	(7,086)	(5,291)	—	(12,377)
General and administrative	—	—	(5,665)	(5,665)
Net income (loss)	$26,768	$6,351	$(16,122)	$16,997
Capital investment	$2,427	$32,619	$—	$35,046
Total assets	$937,509	$831,078	$13,899	$1,782,486

Three Months Ended June 30, 2021
Real estate rental operations:
Revenue	$42,006	$17,998	$—	$60,004
Expenses	(8,371)	(6,291)	—	(14,662)
Income from real estate	33,635	11,707	—	45,342
Interest expense, net and amortization of deferred debt costs	—	—	(11,657)	(11,657)
Depreciation and amortization of lease costs	(7,195)	(5,442)	—	(12,637)
General and administrative	—	—	(4,929)	(4,929)
Net income (loss)	$26,440	$6,265	$(16,586)	$16,119
Capital investment	$1,459	$7,139	$—	$8,598
Total assets	$959,169	$762,253	$15,558	$1,736,980

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Six Months Ended June 30, 2022
Real estate rental operations:
Revenue	$86,137	$36,300	$—	$122,437
Expenses	(18,276)	(13,477)	—	(31,753)
Income from real estate	67,861	22,823	—	90,684
Interest expense, net and amortization of deferred debt costs	—	—	(21,059)	(21,059)
Depreciation and amortization of deferred leasing costs	(14,227)	(10,477)	—	(24,704)
General and administrative	—	—	(10,433)	(10,433)
Net income (loss)	$53,634	$12,346	$(31,492)	$34,488
Capital investment	$3,959	$47,955	$—	$51,914
Total assets	$937,509	$831,078	$13,899	$1,782,486

Six Months Ended June 30, 2021
Real estate rental operations:
Revenue	$84,451	$34,278	$—	$118,729
Expenses	(18,447)	(12,730)	—	(31,177)
Income from real estate	66,004	21,548	—	87,552
Interest expense, net and amortization of deferred debt costs	—	—	(23,646)	(23,646)
Depreciation and amortization of deferred leasing costs	(14,436)	(10,949)	—	(25,385)
General and administrative	—	—	(9,607)	(9,607)
Net income (loss)	$51,568	$10,599	$(33,253)	$28,914
Capital investment	$5,608	$21,908	$—	$27,516
Total assets	$959,169	$762,253	$15,558	$1,736,980

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to June 30, 2022, and determined there are no subsequent events required to be disclosed.

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

Impact of COVID-19
Significant uncertainty remains around the long-term economic impact of the COVID-19 pandemic, which could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations, cash flows and the market value and trading price of our securities.
If the effects of COVID-19 result in continued deterioration of economic and market conditions, or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur during the remainder of 2022 or future periods. As of June 30, 2022, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges have been recorded. However, we have yet to see the long-term effects of COVID-19 and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether impairment charges are warranted.
As of July 31, 2022, payments by tenants of contractual base rent and operating expense and real estate tax recoveries for the 2022 second quarter totaled approximately 99%. The following table summarizes the Company’s consolidated total collections of the 2022 first and second quarter rent billings as of July 31, 2022:

	Retail	Office	Residential	Total
2022 First Quarter	99%	100%	100%	99%
2022 Second Quarter	98%	100%	100%	99%
Although the Company is and will continue to be actively engaged in collection efforts related to uncollected rent, and the Company will continue to work with certain tenants who have requested rent deferrals, the Company can provide no assurance that such efforts or our efforts in future periods will be successful.
Deferral agreements executed with certain tenants as a result of business disruption that occurred at the onset of the COVID-19 pandemic generally deferred 30 to 90 days of rent, operating expense and real estate tax recovery payments until a later time in the lease term with repayment typically occurring over a 12-month period generally commencing in 2021. We continued to accrue rental revenue during the deferral period.
The following is a summary of the Company’s executed rent deferral agreements and repayments as of July 31, 2022, with the exception of amounts due, which are as of June 30, 2022.

Rent Deferral Agreements and Repayments
(In thousands)
	Original Rent Amount		Repayment Amount			Collection Percentage
Original Rent Due By Quarter	(prior to deferral)	Repayment Year	(after deferral)	Amount Due	Amount Collected	(based on payments currently due)
2020 First Quarter	$67	2020	$331	$331	$331	100%
2020 Second Quarter	6,282	2021	5,703	5,703	5,549	97%
2020 Third Quarter	1,502	2022	1,988	1,112	1,052	95%
2020 Fourth Quarter	391	2023	707
2021 First Quarter	249	2024	274
2021 Second Quarter	266	2025	53
2021 Third Quarter	273	2026	19
2021 Fourth Quarter	74	Thereafter	50
2022 First Quarter	21	Total	$9,125	$7,146	$6,932	97%
2022 Second Quarter	—
July 2022	—
Total	$9,125

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
We anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. Management considers reserves established as of June 30, 2022, against such potential losses to be reasonable and adequate. Rent collections during the second quarter and rent relief requests to-date may not be indicative of collections or requests in any future period.

General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and six months ended June 30, 2022.
Overview
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-oriented, residential mixed-use projects in the Washington, D.C. metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. The Company has a pipeline of entitled sites in its portfolio, some of which are currently shopping center operating properties, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located adjacent to Washington Metropolitan Area Transit Authority (“WMATA”) red line Metro stations in Montgomery County, Maryland.
The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as supermarkets and drug stores. The Company has executed leases or leases are under negotiation for ten more pad sites.
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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area were relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company’s commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 92.6% at June 30, 2022, from 92.5% at June 30, 2021.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of June 30, 2022, amortizing fixed-rate mortgage debt with staggered maturities from 2023 to 2041 represented approximately 76.2% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of $280.0 million outstanding under the Credit Facility. As of June 30, 2022, the Company has availability of approximately $200.4 million under its Credit Facility.

Although it is management’s present intention to concentrate future acquisition and development activities on transit-centric, residential mixed-use properties and grocery-anchored shopping centers in the Washington, D.C./Baltimore metropolitan area, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. The Company plans to continue to diversify in terms of property types, locations, size and market, and it does not set any limit on the amount or percentage of assets that may be invested in any one property or any one geographic area.
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company’s Commercial properties (all properties except for the apartments within The Waycroft, Clarendon Center and Park Van Ness properties). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Commercial Rents per Square Foot
	Six Months Ended June 30,
	2022	2021
Base rent	$20.56	$20.56
Effective rent	$18.93	$18.82

Recent Developments
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans, approximately 25,000 square feet of small shop space, 450 apartments and a 230,000 square foot office building. The office tower portion of Phase I will not be constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. The total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. A portion of the project will be financed by a $145.0 million construction-to-permanent loan. Excavation of the site has been completed and concrete has been poured for the below-grade levels and is being poured for the ground level. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
Development of Hampden House, a project that will include up to 366 apartment units and 10,100 square feet of retail space located in downtown Bethesda, Maryland, is in process. The total cost of the project is expected to be approximately $246.4 million, a portion of which will be financed by a $133.0 million construction-to-permanent loan. Demolition has been completed and below-grade work has begun. Construction is expected to be completed during 2025.
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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying amount of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors when identifying impairment indicators including recurring operating losses, significant decreases in occupancy, and significant adverse changes in market conditions, legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying amount is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected.
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

Results of Operations
Three months ended June 30, 2022 (the “2022 Quarter”) compared to the three months ended June 30, 2021 (the “2021 Quarter”)
Net income for the 2022 Quarter increased to $17.0 million from $16.1 million for the 2021 Quarter. Significant changes in revenue and expenses are discussed below.
Revenue

	Three Months Ended June 30,		2021 to 2022 Change
(Dollars in thousands)	2022	2021	Amount	Percent
Base rent	$50,022	$49,389	$633	1.3%
Expense recoveries	8,069	8,335	(266)	(3.2)%
Percentage rent	544	488	56	11.5%
Other property revenue	522	346	176	50.9%
Credit losses on operating lease receivables, net	(23)	260	(283)	NM
Rental revenue	59,134	58,818	316	0.5%
Other revenue	1,159	1,186	(27)	(2.3)%
Total revenue	$60,293	$60,004	$289	0.5%
NM - Not Meaningful
Base rent includes $(0.1) million and $0.7 million for the 2022 Quarter and 2021 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.3 million and $0.3 million, for the 2022 Quarter and 2021 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 0.5% in the 2022 Quarter compared to the 2021 Quarter, as described below.
Base Rent. The $0.6 million increase in base rent in the 2022 Quarter compared to the 2021 Quarter is primarily attributable to The Waycroft ($0.5 million).
Credit Losses on Operating Lease Receivables, net. Credit losses on operating lease receivables, net for the 2022 Quarter increased $0.3 million from the 2021 Quarter. The increase is primarily due to higher collections in 2021 of previously reserved rents as tenant operations improved due to restrictions related to COVID-19 being removed or lessened.
Expenses

	Three Months Ended June 30,		2021 to 2022 Change
(Dollars in thousands)	2022	2021	Amount	Percent
Property operating expenses	$7,641	$7,524	$117	1.6%
Real estate taxes	7,156	7,138	18	0.3%
Interest expense, net and amortization of deferred debt costs	10,457	11,657	(1,200)	(10.3)%
Depreciation and amortization of lease costs	12,377	12,637	(260)	(2.1)%
General and administrative	5,665	4,929	736	14.9%
Total expenses	$43,296	$43,885	$(589)	(1.3)%
Total expenses decreased 1.3% in the 2022 Quarter compared to the 2021 Quarter, as described below.
Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs decreased 10.3% in the 2022 Quarter primarily due to (a) higher capitalized interest ($0.8 million), which was largely driven by the Twinbrook development project and (b) the extinguishment of the finance lease liability related to the land underlying the leasehold interest for the Twinbrook development project ($0.3 million).
General and Administrative. General and administrative expenses increased 14.9% in the 2022 Quarter primarily due to increased salaries and benefits.

Six months ended June 30, 2022 (the “2022 Period”) compared to the six months ended June 30, 2021 (the “2021 Period”)
Net income for the 2022 Period increased to $34.5 million from $28.9 million for the 2021 Period. Significant changes in revenue and expenses are discussed below.
Revenue

	Six Months Ended June 30,		2021 to 2022 Change
(Dollars in thousands)	2022	2021	Amount	Percent
Base rent	$99,837	$98,048	$1,789	1.8%
Expense recoveries	17,793	17,747	46	0.3%
Percentage rent	1,223	1,087	136	12.5%
Other property revenue	1,009	644	365	56.7%
Credit losses on operating lease receivables, net	(48)	(951)	903	(95.0)%
Rental revenue	119,814	116,575	3,239	2.8%
Other revenue	2,623	2,154	469	21.8%
Total revenue	$122,437	$118,729	$3,708	3.1%

Base rent includes $(0.1) million and $1.5 million for the 2022 Period and the 2021 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.6 million and $0.7 million for the 2022 Period and the
2021 Period, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 3.1% in the 2022 Period compared to the 2021 Period, as described below.
Base Rent. The $1.8 million increase in base rent in the 2022 Period compared to 2021 Period is primarily attributable to The Waycroft ($1.4 million).
Percentage Rent. The 12.5% increase in percentage rent in the 2022 Period compared to the 2021 Period is primarily attributable to increased sales reported by anchor and retail tenants at multiple Shopping Centers.
Credit Losses on Operating Lease Receivables, net. Credit losses on operating lease receivables, net for the 2022 Period decreased $0.9 million from the 2021 Period. The decrease is primarily due to higher collections in 2022 of previously reserved rents as tenant operations improved due to restrictions related to COVID-19 being removed or lessened.
Other Revenue. Other revenue increased $0.5 million primarily due to higher parking revenue ($0.6 million).
Expenses

	Six Months Ended June 30,		2021 to 2022 Change
(Dollars in thousands)	2022	2021	Amount	Percent
Property operating expenses	$17,179	$16,210	$969	6.0%
Real estate taxes	14,574	14,967	(393)	(2.6)%
Interest expense, net and amortization of deferred debt costs	21,059	23,646	(2,587)	(10.9)%
Depreciation and amortization of deferred leasing costs	24,704	25,385	(681)	(2.7)%
General and administrative	10,433	9,607	826	8.6%
Total expenses	$87,949	$89,815	$(1,866)	(2.1)%
Total expenses decreased 2.1% in the 2022 Period compared to the 2021 Period, as described below.

Property Operating Expenses. Property operating expenses increased 6.0% in the 2022 Period primarily due to increased repair and maintenance costs throughout the portfolio.
Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs decreased 10.9% in the 2022 Period primarily due to (a) higher capitalized interest ($1.9 million), which was largely driven by the Twinbrook development project, (b) a lower weighted average interest rate ($0.7 million) and (c) the extinguishment of the finance lease liability related to the land underlying the leasehold interest for the Twinbrook development project ($0.4 million), partially offset by (d) higher average debt outstanding ($0.3 million).
General and Administrative. General and administrative expenses increased 8.6% in the 2022 Period primarily due to increased salaries and benefits.
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
The tables below provide reconciliations of total property revenue and property operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results for the three and six months ended June 30, 2022 and 2021 include all 50 Shopping Centers and all seven Mixed-Use properties.

Same property revenue

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue	$60,293	$60,004	$122,437	$118,729
Less: Acquisitions, dispositions and development properties	—	—	—	—
Total same property revenue	$60,293	$60,004	$122,437	$118,729

Shopping Centers	$42,038	$42,006	$86,137	$84,451
Mixed-Use properties	18,255	17,998	36,300	34,278
Total same property revenue	$60,293	$60,004	$122,437	$118,729

Total Shopping Center revenue	$42,038	$42,006	$86,137	$84,451
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center revenue	$42,038	$42,006	$86,137	$84,451

Total Mixed-Use property revenue	$18,255	$17,998	$36,300	$34,278
Less: Mixed-Use acquisitions, dispositions and development properties	—	—	—	—
Total same Mixed-Use revenue	$18,255	$17,998	$36,300	$34,278
The $0.3 million increase in same property revenue for the 2022 Quarter compared to the 2021 Quarter, was primarily due to (a) higher base rent ($0.7 million), partially offset by (b) higher credit losses on operating lease receivables and corresponding reserves, net ($0.4 million).
The $3.7 million increase in same property revenue for the 2022 Period compared to the 2021 Period, was primarily due to (a) higher base rent ($1.9 million), (b) lower credit losses on operating lease receivables and corresponding reserves, net ($0.8 million) and (c) higher parking income ($0.6 million).

Same property operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$16,997	$16,119	$34,488	$28,914
Add: Interest expense, net and amortization of deferred debt costs	10,457	11,657	21,059	23,646
Add: Depreciation and amortization of lease costs	12,377	12,637	24,704	25,385
Add: General and administrative	5,665	4,929	10,433	9,607
Property operating income	45,496	45,342	90,684	87,552
Less: Acquisitions, dispositions and development properties	—	—	—	—
Total same property operating income	$45,496	$45,342	$90,684	$87,552

Shopping Centers	$33,854	$33,635	$67,861	$66,004
Mixed-Use properties	11,642	11,707	22,823	21,548
Total same property operating income	$45,496	$45,342	$90,684	$87,552

Shopping Center operating income	$33,854	$33,635	$67,861	$66,004
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center operating income	$33,854	$33,635	$67,861	$66,004

Mixed-Use property operating income	$11,642	$11,707	$22,823	$21,548
Less: Mixed-Use acquisitions, dispositions and development properties	—	—	—	—
Total same Mixed-Use property operating income	$11,642	$11,707	$22,823	$21,548
Same property operating income increased $0.2 million (0.3%) for the 2022 Quarter compared to the 2021 Quarter. Shopping Center same property operating income for the 2022 Quarter totaled $33.9 million, a $0.2 million increase from the 2021 Quarter. Mixed-Use same property operating income totaled $11.6 million, a $0.1 million decrease from the 2021 Quarter.
Same property operating income increased $3.1 million (3.6%) for the 2022 Period, compared to the 2021 Period. Shopping Center same property operating income increased $1.9 million (2.8%) and mixed-use same property operating income increased $1.3 million (5.9%). Shopping Center same property operating income increased primarily due to (a) lower credit losses on operating lease receivables and corresponding reserves, net (collectively, $0.8 million), (b) higher base rent ($0.8 million) and (c) higher percentage rent ($0.3 million). Mixed-use same property operating income increased primarily due to (a) higher base rent ($1.1 million) and (b) higher parking income, net of expenses ($0.4 million), partially offset by (c) lower recovery income, net of expenses ($0.4 million).
Liquidity and Capital Resources
Cash and cash equivalents totaled $11.2 million and $14.9 million at June 30, 2022 and 2021, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$66,484	$66,653
Net cash used in investing activities	(51,914)	(27,516)
Net cash used in financing activities	(17,997)	(51,136)
Net decrease in cash and cash equivalents	$(3,427)	$(11,999)

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $24.4 million increase in cash used in investing activities is primarily due to (a) increased development expenditures ($37.2 million), partially offset by (b) decreased acquisitions of real estate investments ($9.0 million) and (c) decreased additions to real estate investments throughout the portfolio ($3.8 million).
Financing Activities
Net cash used in financing activities represents (a) cash received from loan proceeds and issuance of common stock, preferred stock and limited partnership units minus (b) cash used to repay and curtail loans, redeem preferred stock and pay dividends and distributions to holders of common stock, preferred stock and limited partnership units. See note 5 to the consolidated financial statements for a discussion of financing activity.
Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), distributions to common and preferred stockholders, distributions to unit holders, and amounts required for expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 90% of its “real estate investment trust taxable income,” as defined in the Code. The Company expects to meet these short-term liquidity requirements (other than amounts required for additional property acquisitions and developments) through cash provided from operations, available cash and its existing line of credit.
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans, approximately 25,000 square feet of small shop space, 450 apartments and a 230,000 square foot office building. The office tower portion of Phase I will not be constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. The total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. A portion of the project will be financed by a $145.0 million construction-to-permanent loan. Excavation of the site has been completed and concrete has been poured for the below-grade levels and is being poured for the ground level. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
Development of Hampden House, a project that will include up to 366 apartment units and 10,100 square feet of retail space located in downtown Bethesda, Maryland, is in process. The total cost of the project is expected to be approximately $246.4 million, a portion of which will be financed by a $133.0 million construction-to-permanent loan. Demolition has been completed and below-grade work has begun. Construction is expected to be completed during 2025.
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments.
The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the remainder of the year, developments, expansions or acquisitions (if any) are expected to be funded with available cash, bank borrowings from the Company’s Credit Facility, construction and permanent financing, proceeds from the operation of the Company’s Dividend Reinvestment Plan (“DRIP”) or other external debt or equity capital resources available to the Company. Any future borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnership level. The availability and terms of any such financing will depend upon market and other conditions.

Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 116,994 and 160,980 shares under the DRIP at a weighted average discounted price of $49.28 and $34.63 per share, during the six months ended June 30, 2022 and 2021, respectively. The Company issued 26,659 and 33,471 limited partnership units under the DRIP at a weighted average price of $49.81 and $35.05 per unit during the six months ended June 30, 2022 and 2021, respectively. The Company also credited 2,688 and 3,494 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $49.31 and $34.66 per share, during the six months ended June 30, 2022 and 2021, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2022.
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
At June 30, 2022, the Company had a $525.0 million Credit Facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, which may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027, and may not be extended. Interest accrues at a rate of LIBOR plus an applicable spread which is determined by certain leverage tests. As of June 30, 2022, the applicable spread for borrowings was 135 basis points related to the revolving credit facility and 130 basis points related to the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. Letters of credit may be issued under the Credit Facility. As of June 30, 2022, based on the value of the Company’s unencumbered properties, approximately $200.4 million was available under the Credit Facility, $280.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of June 30, 2022, the Company was in compliance with all such covenants.
On August 4, 2022, the Company closed on a 15-year non-recourse $25.3 million mortgage secured by Village Center. The loan matures in 2037, bears interest at a fixed-rate of 4.14%, requires monthly principal and interest payments of $135,200 based on a 25-year amortization schedule and requires a final payment of $13.4 million at maturity. Proceeds were used to repay the remaining balance of approximately $11.2 million on the existing mortgage and reduce the outstanding balance of the revolving credit facility. A prepayment penalty of $0.4 million was incurred.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the 2022 Period, totaled $53.6 million, an increase of 10.0% compared to the 2021 Period. FFO available to common stockholders and noncontrolling interests increased primarily due to (a) higher capitalized interest ($1.9 million), primarily due to the Twinbrook Quarter development project, (b) higher base rent at The Waycroft ($1.4 million), (c) lower credit losses on operating lease receivables and corresponding reserves, net (collectively, $0.8 million), (d) higher base rent, exclusive of The Waycroft ($0.5 million), and (e) higher parking income, net of expenses ($0.4 million), partially offset by (f) higher general and administrative costs ($0.8 million).
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income	$16,997	$16,119	$34,488	$28,914
Add:
Real estate depreciation and amortization	12,377	12,637	24,704	25,385
FFO	29,374	28,756	59,192	54,299
Subtract:
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
FFO available to common stockholders and noncontrolling interests	$26,575	$25,957	$53,595	$48,702
Weighted average shares and units:
Basic	33,256	31,591	33,210	31,542
Diluted (2)	33,981	33,008	33,933	32,487
Basic FFO per share available to common stockholders and noncontrolling interests	$0.80	$0.82	$1.61	$1.54
Diluted FFO per share available to common stockholders and noncontrolling interests	$0.78	$0.79	$1.58	$1.50

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

Acquisitions and Redevelopments
Management anticipates that during the remainder of the year, the Company will continue the build out of the remaining retail spaces at The Waycroft. The Company may redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the remainder of the year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s Credit Facility, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.
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
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
June 30, 2022	50	7	7,874,130	1,136,885	94.1%	82.6%
June 30, 2021	50	7	7,872,002	1,136,937	93.4%	86.3%
As of June 30, 2022, 92.6% of the Commercial portfolio was leased, compared to 92.5% June 30, 2021. On a same property basis, 92.6% of the Commercial portfolio was leased, compared to 92.5% at June 30, 2021.
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

Commercial Property Leasing Activity					Average Base Rent per Square Foot
Three Months Ended June 30,	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2022	364,424	29,051	62	6	$17.74	$24.53	$16.60	$24.23
2021	398,414	87,168	75	16	18.39	40.65	18.22	45.59

Additional information about the leasing activity during the three months ended June 30, 2022 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company’s ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	21	—	47
Square feet	149,305	—	244,170
Per square foot average annualized:
Base rent	$14.80	$—	$20.34
Tenant improvements	(3.36)	—	(0.11)
Leasing costs	(0.48)	—	(0.08)
Rent concessions	(0.34)	—	(0.17)
Effective rents	$10.62	$—	$19.98

As of December 31, 2021, 843,842 square feet of Commercial space was subject to leases scheduled to expire in 2022. Of those leases, as of June 30, 2022, leases representing 402,382 square feet of Commercial space have not yet renewed and are scheduled to expire over the next six months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Commercial Property Leases	Total
Square feet	402,382
Average base rent per square foot	$26.91
Estimated market base rent per square foot	$26.57

As of June 30, 2022, the Residential portfolio was 98.1% leased compared to 98.4% at June 30, 2021.

Residential Property Leasing Activity		Average Rent per Square Foot
Three Months Ended June 30,	Number of leases	New/Renewed Leases	Expiring Leases
2022	309	$3.50	$3.20
2021	185	3.07	3.20

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates and inflation. Interest rate fluctuations are monitored by management as an integral part of the Company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company’s results of operations.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of June 30, 2022, the Company had variable rate indebtedness totaling $280.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at June 30, 2022 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $2.8 million based on those balances. As of June 30, 2022, the Company had fixed-rate indebtedness totaling $895.5 million with a weighted average interest rate of 4.89%. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2022 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $46.7 million less than the carrying amount.

Inflation may impact the Company's results of operations by (a) increasing costs unreimbursed by tenants faster than rents increase and (b) adversely impacting consumer demand at our retail shopping centers, which, in turn, may results in (i) lower percentage rent and/or (ii) the inability of tenants to pay their rent. Inflation may also negatively impact the cost of development projects. While the Company has not been significantly impacted by any of these items in the current year, no assurances can be provided that inflationary pressures will not have a material adverse effect on the Company’s business in the future.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer and its Senior Vice President-Chief Accounting Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
During the quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
None
Item 1A.    Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2021 Annual Report of the Company on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 29, 2022 dividend distribution acquired 51,536 shares of common stock at a price of $51.02 per share and 12,955 limited partnership units at a price of $51.55 per unit. The limited partnership units were sold pursuant to Section 4(a)(2) of the Securities Act of 1933.
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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (“Inline XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and
(v) the notes to the consolidated financial statements.

104.		Cover Page Interactive Data File (the Cover Page Interactive Data File is embedded within the Inline XBRL document and included in Exhibit 101).

* In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: August 4, 2022	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: August 4, 2022	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)

Date: August 4, 2022	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)