Form 10-Q
period 2022-09-30
SAUL CENTERS, INC.
filed 2022-11-08
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
        ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of November 4, 2022: 23,895,185.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	September 30, 2022	December 31, 2021
Assets
Real estate investments
Land	$511,529	$511,529
Buildings and equipment	1,574,872	1,566,686
Construction in progress	285,810	205,911
	2,372,211	2,284,126
Accumulated depreciation	(679,121)	(650,113)
	1,693,090	1,634,013
Cash and cash equivalents	10,291	14,594
Accounts receivable and accrued income, net	58,682	58,659
Deferred leasing costs, net	22,221	24,005
Other assets	25,734	15,490
Total assets	$1,810,018	$1,746,761
Liabilities
Notes payable, net	$969,109	$941,456
Revolving credit facility payable, net	125,747	103,167
Term loan facility payable, net	99,344	99,233
Accounts payable, accrued expenses and other liabilities	39,169	25,558
Deferred income	25,887	25,188
Dividends and distributions payable	22,445	21,672
Total liabilities	1,281,701	1,216,274
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 42,000,000 shares authorized, 24,001,546 and 23,840,471 shares issued and outstanding, respectively	240	238
Additional paid-in capital	445,456	436,609
Partnership units in escrow	39,650	39,650
Distributions in excess of accumulated earnings	(268,451)	(256,448)
Accumulated other comprehensive income	3,063	—
Total Saul Centers, Inc. equity	404,958	405,049
Noncontrolling interests	123,359	125,438
Total equity	528,317	530,487
Total liabilities and equity	$1,810,018	$1,746,761
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Rental revenue	$59,951	$59,058	$179,765	$175,634
Other	1,136	1,198	3,759	3,351
Total revenue	61,087	60,256	183,524	178,985
Expenses
Property operating expenses	8,995	8,210	26,174	24,420
Real estate taxes	7,078	7,154	21,652	22,121
Interest expense, net and amortization of deferred debt costs	11,103	10,914	32,162	34,559
Depreciation and amortization of lease costs	12,195	12,467	36,899	37,852
General and administrative	5,555	4,626	15,988	14,234
Loss on early extinguishment of debt	648	—	648	—
Total expenses	45,574	43,371	133,523	133,186
Net Income	15,513	16,885	50,001	45,799
Noncontrolling interests
Income attributable to noncontrolling interests	(3,563)	(3,747)	(11,670)	(9,653)
Net income attributable to Saul Centers, Inc.	11,950	13,138	38,331	36,146
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,395)
Net income available to common stockholders	$9,152	$10,340	$29,936	$27,751
Per share net income available to common stockholders
Basic and diluted	$0.38	$0.44	$1.25	$1.17
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income	$15,513	$16,885	$50,001	$45,799
Other comprehensive income
Change in unrealized gain on cash flow hedge	4,256	—	4,256	—
Total comprehensive income	19,769	16,885	54,257	45,799
Comprehensive income attributable to noncontrolling interests	(4,756)	(3,747)	(12,863)	(9,653)
Total comprehensive income attributable to Saul Centers, Inc.	15,013	13,138	41,394	36,146
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,395)
Total comprehensive income available to common stockholders	$12,215	$10,340	$32,999	$27,751
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2022	$185,000	$238	$436,609	$39,650	$(256,448)	$—	$405,049	$125,438	$530,487
Issuance of shares of common stock:
61,861 shares pursuant to dividend reinvestment plan	—	1	2,948	—	—	—	2,949	—	2,949
8,007 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	594	—	—	—	594	—	594
Issuance of 13,704 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	653	653
Net income	—	—	—	—	13,365	—	13,365	4,126	17,491
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.57/share) and distributions payable partnership units ($0.57/unit)	—	—	—	—	(13,625)	—	(13,625)	(5,292)	(18,917)
Balance, March 31, 2022	185,000	239	440,151	39,650	(259,506)	—	405,534	124,925	530,459

Issuance of shares of common stock:
57,821 shares pursuant to dividend reinvestment plan	—	1	2,948	—	—	—	2,949	—	2,949
19,618 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	1,397	—	—	—	1,397	—	1,397
Issuance of 12,955 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	669	669
Net income	—	—	—	—	13,016	—	13,016	3,981	16,997
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,156)	—	(14,156)	(5,486)	(19,642)
Balance, June 30, 2022	185,000	240	444,496	39,650	(263,444)	—	405,942	124,089	530,031

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (continued) (Unaudited)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of shares of common stock:
10,577 shares pursuant to dividend reinvestment plan	—	—	537	—	—	—	537	—	537
3,191 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	423	—	—	—	423	—	423
Net income	—	—	—	—	11,950	—	11,950	3,563	15,513
Change in unrealized gain on cash flow hedge	—	—	—	—	—	3,063	3,063	1,193	4,256
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,159)	—	(14,159)	(5,486)	(19,645)
Balance, September 30, 2022	$185,000	$240	$445,456	$39,650	$(268,451)	$3,063	$404,958	$123,359	$528,317

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2021	$185,000	$235	$420,625	$—	$(241,535)	$—	$364,325	$63,208	$427,533
Issuance of shares of common stock:
96,268 shares pursuant to dividend reinvestment plan	—	1	2,839	—	—	—	2,840	—	2,840
910 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	323	—	—	—	323	—	323
Issuance of 19,493 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	575	575
1,416,071 partnership units placed in escrow pursuant to Twinbrook contribution	—	—	—	79,300	—	—	79,300	—	79,300
Net income	—	—	—	—	10,262	—	10,262	2,533	12,795
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and distributions payable partnership units ($0.53/unit)	—	—	—	—	(12,488)	—	(12,488)	(4,218)	(16,706)
Balance, March 31, 2021	185,000	236	423,787	79,300	(246,559)	—	441,764	62,098	503,862

Issuance of shares of common stock:
68,206 shares pursuant to dividend reinvestment plan	—	—	2,855	—	—	—	2,855	—	2,855
6,038 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	705	—	—	—	705	—	705
Issuance of partnership units:
13,978 units pursuant to the dividend reinvestment plan	—	—	—	—	—	—	—	585	585
469,740 units pursuant to the acquisition of Twinbrook leasehold interest	—	—	—	—	—	—	—	21,500	21,500
93,674 units pursuant to the contribution of Ashbrook Marketplace	—	—	—	—	—	—	—	4,320	4,320
Net income	—	—	—	—	12,746	—	12,746	3,373	16,119
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.55/share) and distributions payable partnership units ($0.55/unit)	—	—	—	—	(13,000)	—	(13,000)	(4,694)	(17,694)
Balance, June 30, 2021	185,000	236	427,347	79,300	(249,612)	—	442,271	87,182	529,453

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (continued) (Unaudited)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of shares of common stock:
65,171 shares pursuant to dividend reinvestment plan	—	1	2,896	—	—	—	2,897	—	2,897
743 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	294	—	—	—	294	—	294
Issuance of 13,841 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	615	615
Net income	—	—	—	—	13,138	—	13,138	3,747	16,885
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.55/share) and distributions payable partnership units ($0.55/unit)	—	—	—	—	(13,037)	—	(13,037)	(4,702)	(17,739)
Balance, September 30, 2021	$185,000	$237	$430,537	$79,300	$(252,309)	$—	$442,765	$86,842	$529,607

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$50,001	$45,799
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	648	—
Depreciation and amortization of lease costs	36,899	37,852
Amortization of deferred debt costs	1,428	1,237
Compensation costs of stock and option grants	1,220	1,197
Credit losses on operating lease receivables, net	(20)	802
(Increase) decrease in accounts receivable and accrued income	(3)	2,260
Additions to deferred leasing costs	(1,417)	(1,316)
Increase in other assets	(1,531)	(4,124)
Increase in accounts payable, accrued expenses and other liabilities	4,085	2,389
Increase in deferred income	699	2,923
Net cash provided by operating activities	92,009	89,019
Cash flows from investing activities:
Acquisitions of real estate investments (1) (2) (3)	—	(9,011)
Additions to real estate investments	(12,215)	(12,455)
Additions to development and redevelopment projects	(72,294)	(17,322)
Net cash used in investing activities	(84,509)	(38,788)
Cash flows from financing activities:
Proceeds from notes payable	199,750	—
Repayments on notes payable	(166,290)	(33,670)
Proceeds from term loan facility	—	25,000
Proceeds from revolving credit facility	119,000	36,000
Repayments on revolving credit facility	(97,000)	(42,500)
Proceeds from construction loan	—	2,430
Payments of debt extinguishment costs	(593)	—
Additions to deferred debt costs	(9,800)	(3,474)
Proceeds from the issuance of:
Common stock	7,629	8,717
Partnership units (1) (2) (3)	1,322	1,775
Distributions to:
Series D preferred stockholders	(3,445)	(3,445)
Series E preferred stockholders	(4,950)	(4,950)
Common stockholders	(41,364)	(37,926)
Noncontrolling interests	(16,062)	(13,127)
Net cash used in financing activities	(11,803)	(65,170)
Net decrease in cash and cash equivalents	(4,303)	(14,939)
Cash and cash equivalents, beginning of period	14,594	26,856
Cash and cash equivalents, end of period	$10,291	$11,917
Supplemental disclosure of cash flow information:
Cash paid for interest	$30,295	$33,738
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$13,955	$3,780

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
As of September 30, 2022, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of September 30, 2022, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 5.2% of the Company's total revenue for the nine months ended September 30, 2022. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the nine months ended September 30, 2022.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of September 30, 2022 and December 31, 2021, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectability and, upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. As of September 30, 2022, of the $9.4 million of rents previously deferred, $8.0 million has come due and $0.3 million has been written off. Of the amounts that have come due, $7.6 million, or approximately 95%, has been paid.
At September 30, 2022 and December 31, 2021, accounts receivable was comprised of:

(In thousands)	September 30, 2022	December 31, 2021
Rents currently due	$7,204	$8,484
Deferred rents	1,416	2,872
Straight-line rent	45,653	46,239
Other receivables	6,538	4,146
Allowance for doubtful accounts	(2,129)	(3,082)
Total	$58,682	$58,659
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used as of and for the nine months ended September 30, 2022.

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
Construction in progress as of September 30, 2022 and December 31, 2021, is composed of the following:

(In thousands)	September 30, 2022	December 31, 2021
Twinbrook Quarter	$203,815	$138,069
Hampden House	70,912	56,898
Other	11,083	10,944
Total	$285,810	$205,911
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
An operating lease right of use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right of use asset and corresponding lease liability totaled $3.4 million and $3.4 million, respectively, at September 30, 2022.
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
Deferred Leasing Costs
Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are costs paid to third-party brokers and lease commissions paid to certain employees that are incremental to obtaining a lease and would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $22.2 million and $24.0 million, net of accumulated amortization of $50.8 million and $48.7 million, as of September 30, 2022 and December 31, 2021, respectively. Amortization expense, included in depreciation and amortization of lease costs in the Consolidated Statements of Operations, totaled $3.2 million and $3.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Real Estate Investment Properties
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $33.7 million and $34.2 million for the nine months ended September 30, 2022 and 2021, respectively. Repairs and maintenance expense totaled $11.1 million and $10.2 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
As of September 30, 2022, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges were recorded.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of September 30, 2022, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members, (collectively, the “Saul Organization”) held an aggregate 26.6% limited partnership interest in the Operating Partnership represented by approximately 8.8 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company’s Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of September 30, 2022, approximately 748,000 units could be converted into shares of Saul Centers common stock.
As of September 30, 2022, a third party investor holds a 1.4% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers’ common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers’ common stock.
The impact of the aggregate 28.0% limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended September 30, 2022 and 2021, was approximately 34.0 million and 33.7 million, respectively, and for the nine months ended September 30, 2022 and 2021, was approximately 34.0 million and 32.9 million, respectively.
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

5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs
At September 30, 2022, the Company had a $525.0 million senior unsecured credit facility (the “Credit Facility”) comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, which may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027, and may not be extended. Through October 2, 2022, interest accrues at the London Interbank Offered Rate (“LIBOR”) plus an applicable spread, which is determined by certain leverage tests. Effective October 3, 2022, in conjunction with the execution of the First Amendment to the Credit Facility, interest accrues at the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of September 30, 2022, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On September 30, 2022, based on the value of the Company’s unencumbered properties, approximately $248.8 million was available under the Credit Facility, $228.0 million was outstanding and approximately $185,000 was committed for letters of credit.

Notes to Consolidated Financial Statements (Unaudited)

On August 23, 2022, the Company entered into two floating-to-fixed interest rate swap agreements to manage the interest rate risk associated with $100.0 million of its variable-rate debt. The effective date of each swap agreement is October 3, 2022 and each has a $50.0 million notional amount. One agreement terminates on October 1, 2027 and effectively fixes SOFR at 2.96%. The other agreement terminates on October 1, 2030 and effectively fixes SOFR at 2.91%. Because the interest-rate swaps effectively fix SOFR for $100.0 million of variable-rate debt, unless otherwise indicated, $100.0 million of variable-rate debt will be treated as fixed-rate debt for disclosure purposes as of September 30, 2022. The Company has designated the agreements as cash flow hedges for accounting purposes.
As of September 30, 2022, the fair value of the interest-rate swaps totaled approximately $4.3 million, which is included in Other assets in the Consolidated Balance Sheets. The increase in value from inception of the swaps is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
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
On August 4, 2022, the Company closed on a 15-year, non-recourse, $25.3 million mortgage secured by Village Center. The loan matures in 2037, bears interest at a fixed-rate of 4.14%, requires monthly principal and interest payments of $135,200 based on a 25-year amortization schedule and requires a final payment of $13.4 million at maturity. Proceeds were used to repay the remaining balance of approximately $11.2 million on the existing mortgage and reduce the outstanding balance of the revolving credit facility. A loss on early extinguishment of debt of $0.4 million was recognized.
On August 24, 2022, the Company closed on a 7-year, non-recourse, $31.5 million mortgage secured by Great Falls Center. The loan matures in 2029, bears interest at a fixed-rate of 3.91%, requires monthly principal and interest payments of $164,700 based on a 25-year amortization schedule and requires a final payment of $25.7 million at maturity. Proceeds were used to repay the remaining balance of approximately $8.0 million on the existing mortgage and reduce the outstanding balance of the revolving credit facility. A loss on early extinguishment of debt of $0.2 million was recognized.
On September 6, 2022, the Company closed on a 15-year, non-recourse, $143.0 million mortgage secured by Beacon Center and Seven Corners Center. The loan matures in 2037, bears interest at a fixed-rate of 5.05%, requires monthly principal and interest payments of $840,100 based on a 25-year amortization schedule and requires a final payment of $79.9 million at maturity. Proceeds were used to repay the remaining balance of approximately $85.3 million on the existing mortgages and reduce the outstanding balance of the revolving credit facility. This transaction was treated as a modification of the original debt agreement. A prepayment penalty of $5.9 million was incurred, which will be deferred and amortized as interest expense over the life of the loan and is included as a reduction to notes payable, net in the Consolidated Balance Sheets.
Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. The Operating Partnership is the guarantor of (a) a portion of the Broadlands mortgage (approximately $3.7 million of the $29.1 million outstanding balance at September 30, 2022), (b) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $23.2 million outstanding balance at September 30, 2022), (c) a portion of The Waycroft mortgage (approximately $23.6 million of the $153.6 million outstanding balance at September 30, 2022), (d) the Ashbrook Marketplace mortgage (totaling $21.0 million at September 30, 2022), and (e) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands Pad (totaling $28.4 million at September 30, 2022). All other notes payable are non-recourse.
The principal amount of the Company’s outstanding debt totaled approximately $1.2 billion at September 30, 2022, of which approximately $1.1 billion was fixed-rate debt and approximately $128.0 million was variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.0 billion as of September 30, 2022.

Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2021, the principal amount of the Company’s outstanding debt totaled approximately $1.2 billion, of which $949.0 million was fixed rate debt and $206.0 million was variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.1 billion as of December 31, 2021.
At September 30, 2022, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2022	$—		$8,050	$8,050
2023	9,225		32,938	42,163
2024	50,117		33,575	83,692
2025	148,363	(a)	31,437	179,800
2026	134,088		28,076	162,164
2027	100,000	(b)	23,469	123,469
Thereafter	440,093		171,057	611,150
Principal amount	$881,886		$328,602	1,210,488
Unamortized deferred debt costs				16,288
Net				$1,194,200

(a) Includes $128.0 million outstanding under the Credit Facility.
(b) Includes $100.0 million outstanding under the Credit Facility.
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $16.3 million and $11.2 million, net of accumulated amortization of $7.4 million and $7.7 million, at September 30, 2022 and December 31, 2021, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
Interest expense, net and amortization of deferred debt costs for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Interest incurred	$13,627	$12,481	$38,408	$38,062
Amortization of deferred debt costs	486	425	1,428	1,237
Capitalized interest	(3,002)	(1,991)	(7,663)	(4,734)
Interest expense	11,111	10,915	32,173	34,565
Less: Interest income	8	1	11	6
Interest expense, net and amortization of deferred debt costs	$11,103	$10,914	$32,162	$34,559

6.    Equity
The consolidated statements of operations for the nine months ended September 30, 2022 and 2021, reflect noncontrolling interests of $11.7 million and $9.7 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.
At September 30, 2022, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the “Series D Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any

Notes to Consolidated Financial Statements (Unaudited)

sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At September 30, 2022, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
Per Share Data
Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. The following table sets forth, for the indicated periods, weighted averages of the number of common shares outstanding, basic and diluted, the effect of dilutive options and the number of options which are not dilutive because the average price of the Company’s common stock was less than the exercise prices. The treasury stock method was used to measure the effect of the dilution.

	Average Shares/Options Outstanding
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Weighted average common stock outstanding-Basic	23,997	23,692	23,948	23,619
Effect of dilutive options	2	4	11	2
Weighted average common stock outstanding-Diluted	23,999	23,696	23,959	23,621
Non-dilutive options	1,542	1,350	1,328	1,474
Years non-dilutive options were issued	2014 through 2020 and 2022	2014 through 2020	2014 through 2020 and 2022	2011 and 2014 through 2020

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $318,500 and $328,500 for the nine months ended September 30, 2022 and 2021, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the nine months ended September 30, 2022 and 2021, the Company credited to employee accounts $211,900 and $120,800, respectively, which is the sum of accrued earnings and up to three times the amount deferred by

Notes to Consolidated Financial Statements (Unaudited)

employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $2.8 million and $3.2 million, at September 30, 2022 and December 31, 2021, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company and the Saul Organization are parties to a shared services agreement (the “Agreement”) that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2022 and 2021, which included rental expense for the Company’s headquarters sublease, totaled approximately $7.0 million and $5.9 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, accounts payable, accrued expenses and other liabilities included approximately $1.0 million and $1.1 million, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $609,400 and $611,200 for the nine months ended September 30, 2022 and 2021, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $262,000 and $280,700 for the nine months ended September 30, 2022 and 2021, respectively.

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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the nine months ended September 30, 2022, 5,788 shares were credited to director’s deferred fee accounts and 7,738 shares were issued. As of September 30, 2022, the director's deferred fee accounts comprise 118,290 shares.

Notes to Consolidated Financial Statements (Unaudited)

Effective May 13, 2022, the Company granted 248,000 options to its directors and certain officers. The following table summarizes the assumptions used in the valuation of the 2022 and 2021 option grants. During the nine months ended September 30, 2022, stock option expense totaling $1.0 million was included in general and administrative expense in the Consolidated Statements of Operations. As of September 30, 2022, the estimated future expense related to unvested stock options was $2.4 million.

	Directors		Officers
Grant date	May 13, 2022	May 7, 2021	May 13, 2022	May 7, 2021
Exercise price per share	$47.90	$43.89	$47.90	$43.89
Fair value per option	$8.34	$6.32	$7.66	$5.96
Volatility	30.00%	29.70%	27.10%	27.50%
Expected life (years)	5.0	5.0	7.0	7.0
Assumed yield	4.90%	4.96%	4.93%	4.97%
Risk-free rate	2.89%	0.77%	2.95%	1.24%
The table below summarizes the option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,601,250	$51.73	$4,886,106
Granted	248,000	47.90	—
Exercised	(26,875)	44.44	179,217
Expired/Forfeited	(19,000)	51.71	—
Outstanding at September 30	1,803,375	51.31	—
Exercisable at September 30	1,287,250	52.74	—
The intrinsic value of stock options outstanding or exercisable measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was calculated by using the transaction price on the date of exercise and totaled $179,217 and $3,450, respectively. At September 30, 2022, the final trading day of the 2022 third quarter, the closing share price of $37.50 was lower than the exercise price of all 1.8 million outstanding options granted in 2013 through 2022. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.1 years and 5.0 years, respectively.

9.     Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term market interest rates of approximately 5.90% and 3.60%, would be approximately $936.3 million and $933.0 million, respectively, compared to the principal balance of $1.1 billion and $949.0 million at September 30, 2022 and December 31, 2021, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest-rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models that contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. As of September 30, 2022, the fair value of the interest-rate swaps was approximately $4.3 million and is included in Other assets in the Consolidated Balance Sheets. The increase in value from inception of the swaps is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.

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

Financial Information By Segment
(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three Months Ended September 30, 2022
Real estate rental operations:
Revenue	$42,478	$18,609	$—	$61,087
Expenses	(8,826)	(7,247)	—	(16,073)
Income from real estate	33,652	11,362	—	45,014
Interest expense, net and amortization of deferred debt costs	—	—	(11,103)	(11,103)
Depreciation and amortization of lease costs	(7,073)	(5,122)	—	(12,195)
General and administrative	—	—	(5,555)	(5,555)
Loss on early extinguishment of debt	—	—	(648)	(648)
Net income (loss)	$26,579	$6,240	$(17,306)	$15,513
Capital investment	$2,280	$30,315	$—	$32,595
Total assets	$936,285	$855,797	$17,936	$1,810,018

Three Months Ended September 30, 2021
Real estate rental operations:
Revenue	$42,485	$17,771	$—	$60,256
Expenses	(8,640)	(6,724)	—	(15,364)
Income from real estate	33,845	11,047	—	44,892
Interest expense, net and amortization of deferred debt costs	—	—	(10,914)	(10,914)
Depreciation and amortization of lease costs	(7,203)	(5,264)	—	(12,467)
General and administrative	—	—	(4,626)	(4,626)
Net income (loss)	$26,642	$5,783	$(15,540)	$16,885
Capital investment	$1,324	$9,984	$—	$11,308
Total assets	$960,247	$766,761	$12,492	$1,739,500

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Nine Months Ended September 30, 2022
Real estate rental operations:
Revenue	$128,615	$54,909	$—	$183,524
Expenses	(27,102)	(20,724)	—	(47,826)
Income from real estate	101,513	34,185	—	135,698
Interest expense, net and amortization of deferred debt costs	—	—	(32,162)	(32,162)
Depreciation and amortization of deferred leasing costs	(21,300)	(15,599)	—	(36,899)
General and administrative	—	—	(15,988)	(15,988)
Loss on early extinguishment of debt	—	—	(648)	(648)
Net income (loss)	$80,213	$18,586	$(48,798)	$50,001
Capital investment	$6,239	$78,270	$—	$84,509
Total assets	$936,285	$855,797	$17,936	$1,810,018

Nine Months Ended September 30, 2021
Real estate rental operations:
Revenue	$126,935	$52,050	$—	$178,985
Expenses	(27,087)	(19,454)	—	(46,541)
Income from real estate	99,848	32,596	—	132,444
Interest expense, net and amortization of deferred debt costs	—	—	(34,559)	(34,559)
Depreciation and amortization of deferred leasing costs	(21,639)	(16,213)	—	(37,852)
General and administrative	—	—	(14,234)	(14,234)
Net income (loss)	$78,209	$16,383	$(48,793)	$45,799
Capital investment	$6,895	$31,893	$—	$38,788
Total assets	$960,247	$766,761	$12,492	$1,739,500

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to September 30, 2022, and determined there are no subsequent events required to be disclosed.

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

Impact of COVID-19
If the effects of COVID-19 result in continued deterioration of economic and market conditions, including supply chain issues, or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur during the remainder of 2022 or future periods. As of September 30, 2022, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges have been recorded. However, we have yet to see the long-term effects of COVID-19 and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether impairment charges are warranted.
As of October 31, 2022, payments by tenants of contractual base rent and operating expense and real estate tax recoveries for the 2022 third quarter totaled approximately 99%.
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
The following is a summary of the Company’s executed rent deferral agreements and repayments as of October 31, 2022, with the exception of amounts due, which are as of September 30, 2022.

Rent Deferral Agreements and Repayments
(In thousands)
								Collection Percentage (based on payments currently due)
Original Rent Due By Quarter	Original Rent Amount	Repayment Year	Repayment Amount	Amount Due	Amount Written Off	Amount Unpaid	Amount Collected
2020 First Quarter	$67	2020	$347	$347	$44	$—	$303	87%
2020 Second Quarter	6,329	2021	5,734	5,734	206	11	5,516	96%
2020 Third Quarter	1,518	2022	2,034	1,894	60	34	1,793	95%
2020 Fourth Quarter	437	2023	757		4
2021 First Quarter	278	2024	309		4
2021 Second Quarter	309	2025	66
2021 Third Quarter	324	2026	27
2021 Fourth Quarter	81	Thereafter	92
2022 First Quarter	23	Total	$9,366	$7,975	$318	$45	$7,612	95%
2022 Second Quarter	—
2022 Third Quarter	—
October 2022	—
Total	$9,366

The extent of the effects of COVID-19 on the Company’s business, results of operations, cash flows, and growth prospects remain uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See Item 1A. Risk Factors. However, we believe the actions we have taken and are continuing to take have helped minimize interruptions to operations and will put the Company in the best position as the economic recovery continues. Management and the Board of Directors will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt the Company’s business in the best interests of our stockholders and personnel. The extent to which COVID-19 continues to impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.
We anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. Management considers reserves established as of September 30, 2022, against such potential losses to be reasonable and adequate. Rent collections during the third quarter and rent relief requests to-date may not be indicative of collections or requests in any future period.

General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2022.
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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area were relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company’s commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 93.0% at September 30, 2022, from 92.5% at September 30, 2021.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of September 30, 2022, including the $100.0 million hedged variable-rate debt, total fixed-rate debt with staggered maturities from 2023 to 2041 represented approximately 89.4% of the Company’s notes payable, thus mitigating refinancing risk. The Company’s unhedged variable-rate debt consists of $128.0 million outstanding under the Credit Facility. As of September 30, 2022, the Company has availability of approximately $248.8 million under its Credit Facility.
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

	Commercial Rents per Square Foot
	Nine Months Ended September 30,
	2022	2021
Base rent	$20.52	$20.59
Effective rent	$18.91	$18.87

Recent Developments
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans, approximately 25,000 square feet of small shop space, 450 apartments and a 230,000 square foot office building. The office tower portion of Phase I will not be constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. The total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. A portion of the project will be financed by a $145.0 million construction-to-permanent loan. Below grade concrete and framing are complete. Concrete is being poured at the fourth level above ground. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. The total cost of the project is expected to be approximately $246.4 million, a portion of which will be financed by a $133.0 million construction-to-permanent loan. Demolition has been completed and excavation is in process. Construction is expected to be completed during 2025.
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

Results of Operations
Three months ended September 30, 2022 (the “2022 Quarter”) compared to the three months ended September 30, 2021 (the “2021 Quarter”)
Net income for the 2022 Quarter decreased to $15.5 million from $16.9 million for the 2021 Quarter. Significant changes in revenue and expenses are discussed below.
Revenue

	Three Months Ended September 30,		2021 to 2022 Change
(Dollars in thousands)	2022	2021	Amount	Percent
Base rent	$50,233	$49,829	$404	0.8%
Expense recoveries	8,930	8,488	442	5.2%
Percentage rent	265	208	57	27.4%
Other property revenue	454	384	70	18.2%
Credit recoveries on operating lease receivables, net	69	149	(80)	(53.7)%
Rental revenue	59,951	59,058	893	1.5%
Other revenue	1,136	1,198	(62)	(5.2)%
Total revenue	$61,087	$60,256	$831	1.4%
Base rent includes $(0.4) million and $0.3 million for the 2022 Quarter and 2021 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.3 million for the 2022 Quarter and 2021 Quarter to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 1.4% in the 2022 Quarter compared to the 2021 Quarter, as described below.
Base Rent. The $0.4 million increase in base rent in the 2022 Quarter compared to the 2021 Quarter is primarily attributable to The Waycroft.
Expense recoveries. The $0.4 million increase in expense recoveries in 2022 Quarter compared to the 2021 Quarter is primarily attributable to an increase in recoverable property operating expenses.
Expenses

	Three Months Ended September 30,		2021 to 2022 Change
(Dollars in thousands)	2022	2021	Amount	Percent
Property operating expenses	$8,995	$8,210	$785	9.6%
Real estate taxes	7,078	7,154	(76)	(1.1)%
Interest expense, net and amortization of deferred debt costs	11,103	10,914	189	1.7%
Depreciation and amortization of lease costs	12,195	12,467	(272)	(2.2)%
General and administrative	5,555	4,626	929	20.1%
Loss on early extinguishment of debt	648	—	648	NM
Total expenses	$45,574	$43,371	$2,203	5.1%
NM - Not Meaningful
Total expenses increased 5.1% in the 2022 Quarter compared to the 2021 Quarter, as described below.
Property operating expenses. The $0.8 million increase in property operating expenses in the 2022 Quarter compared to the 2021 Quarter is primarily attributable to (a) higher repairs and maintenance expenses across the portfolio of $0.4 million, (b) increased payroll costs of $0.1 million and (c) increased parking expenses of $0.1 million.
General and Administrative. General and administrative expenses increased 20.1% in the 2022 Quarter primarily due to (a) fees paid to third-parties related to the early refinance of loans at Beacon Center and Seven Corners Center totaling $0.5 million and (b) increased salaries and benefits of $0.3 million.

Loss on early extinguishment of debt. Loss on early extinguishment of debt increased by $0.6 million due to the early refinance of loans at Great Falls Center and Village Center.

Nine months ended September 30, 2022 (the “2022 Period”) compared to the nine months ended September 30, 2021 (the “2021 Period”)
Net income for the 2022 Period increased to $50.0 million from $45.8 million for the 2021 Period. Significant changes in revenue and expenses are discussed below.
Revenue

	Nine Months Ended September 30,		2021 to 2022 Change
(Dollars in thousands)	2022	2021	Amount	Percent
Base rent	$150,070	$147,877	$2,193	1.5%
Expense recoveries	26,723	26,235	488	1.9%
Percentage rent	1,489	1,294	195	15.1%
Other property revenue	1,463	1,030	433	42.0%
Credit recoveries (losses) on operating lease receivables, net	20	(802)	822	NM
Rental revenue	179,765	175,634	4,131	2.4%
Other revenue	3,759	3,351	408	12.2%
Total revenue	$183,524	$178,985	$4,539	2.5%
NM - Not Meaningful
Base rent includes $(0.5) million and $1.8 million for the 2022 Period and the 2021 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.0 million for the 2022 Period and 2021 Period to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 2.5% in the 2022 Period compared to the 2021 Period, as described below.
Base Rent. The $2.2 million increase in base rent in the 2022 Period compared to the 2021 Period is primarily attributable to The Waycroft.
Expense recoveries. The $0.5 million increase in the 2022 Period compared to the 2021 Period is primarily attributable to an increase in recoverable property operating expenses.
Other property revenue. The $0.4 million increase in the 2022 Period compared to the 2021 Period is primarily attributable to (a) higher late fee and interest charges of $0.2 million and (b) higher residential move-in fees of $0.1 million.
Credit Recoveries (Losses) on Operating Lease Receivables, net. Credit recoveries (losses) on operating lease receivables, net for the 2022 Period decreased $0.8 million from the 2021 Period. The decrease, which increases income, is primarily due to higher collections in 2022 of previously reserved rents.
Other Revenue. Other revenue increased $0.4 million primarily due to (a) higher parking revenue of $0.6 million, partially offset by (b) lower lease termination fees of $0.2 million.

Expenses

	Nine Months Ended September 30,		2021 to 2022 Change
(Dollars in thousands)	2022	2021	Amount	Percent
Property operating expenses	$26,174	$24,420	$1,754	7.2%
Real estate taxes	21,652	22,121	(469)	(2.1)%
Interest expense, net and amortization of deferred debt costs	32,162	34,559	(2,397)	(6.9)%
Depreciation and amortization of deferred leasing costs	36,899	37,852	(953)	(2.5)%
General and administrative	15,988	14,234	1,754	12.3%
Loss on early extinguishment of debt	648	—	648	NM
Total expenses	$133,523	$133,186	$337	0.3%
NM - Not Meaningful
Total expenses increased 0.3% in the 2022 Period compared to the 2021 Period, as described below.
Property Operating Expenses. Property operating expenses increased 7.2% in the 2022 Period primarily due to (a) increased repair and maintenance costs throughout the portfolio of $0.8 million, (b) increased utility costs of $0.2 million, (c) increased payroll costs of $0.2 million, (d) increased parking costs of $0.2 million and (e) increased real estate tax appeal fees of $0.2 million.
Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs decreased 6.9% in the 2022 Period primarily due to (a) higher capitalized interest of $2.9 million, which was largely driven by the Twinbrook development project and (b) lower interest incurred as a result of lower weighted average interest rates of $0.2 million, partially offset by (c) higher interest incurred as a result of higher average debt outstanding of $0.7 million.
General and Administrative. General and administrative expenses increased 12.3% in the 2022 Period primarily due to (a) increased salaries and benefits of $0.8 million, (b) fees paid to third-parties related to the early refinance of loans at Beacon Center and Seven Corners Center totaling $0.5 million, and (c) increased recruiting costs of $0.3 million.
Loss on early extinguishment of debt. Loss on early extinguishment of debt increased by $0.6 million due to the early refinance of loans at Great Falls Center and Village Center.
Same property revenue and same property operating income
Same property revenue and same property operating income are non-GAAP financial measures of performance and improve the comparability of these measures by excluding the results of properties which were not in operation for the entirety of the comparable reporting periods.
We define same property revenue as total revenue minus the revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property operating income as net income plus (a) interest expense, net and amortization of deferred debt costs, (b) depreciation and amortization of lease costs, (c) general and administrative expenses, (d) change in fair value of derivatives, and (e) loss on the early extinguishment of debt minus (f) gains on property dispositions and (g) the operating income of properties that were not in operation for the entirety of the comparable periods.
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

The tables below provide reconciliations of total property revenue and property operating income under GAAP to same property revenue and operating income for the indicated periods. No properties were excluded for same property results for the 2022 Quarter or the 2022 Period.
Same property revenue

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue	$61,087	$60,256	$183,524	$178,985
Less: Acquisitions, dispositions and development properties	—	—	—	—
Total same property revenue	$61,087	$60,256	$183,524	$178,985

Shopping Centers	$42,478	$42,485	$128,615	$126,935
Mixed-Use properties	18,609	17,771	54,909	52,050
Total same property revenue	$61,087	$60,256	$183,524	$178,985

Total Shopping Center revenue	$42,478	$42,485	$128,615	$126,935
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center revenue	$42,478	$42,485	$128,615	$126,935

Total Mixed-Use property revenue	$18,609	$17,771	$54,909	$52,050
Less: Mixed-Use acquisitions, dispositions and development properties	—	—	—	—
Total same Mixed-Use revenue	$18,609	$17,771	$54,909	$52,050
The $0.8 million increase in same property revenue for the 2022 Quarter compared to the 2021 Quarter was primarily due to (a) higher base rent of $0.4 million and (b) higher expense recoveries of $0.4 million.
The $4.5 million increase in same property revenue for the 2022 Period compared to the 2021 Period was primarily due to (a) higher base rent of $2.3 million, (b) lower credit losses on operating lease receivables, net of $0.7 million, (c) higher parking income of $0.6 million, (d) higher expense recoveries of $0.5 million and (d) higher other property revenue of $0.4 million.

Same property operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	$15,513	$16,885	50,001	$45,799
Add: Interest expense, net and amortization of deferred debt costs	11,103	10,914	32,162	34,559
Add: Depreciation and amortization of lease costs	12,195	12,467	36,899	37,852
Add: General and administrative	5,555	4,626	15,988	14,234
Add: Loss on early extinguishment of debt	648	—	648	—
Property operating income	45,014	44,892	135,698	132,444
Less: Acquisitions, dispositions and development properties	—	—	—	—
Total same property operating income	$45,014	$44,892	$135,698	$132,444

Shopping Centers	$33,652	$33,845	$101,513	$99,848
Mixed-Use properties	11,362	11,047	34,185	32,596
Total same property operating income	$45,014	$44,892	$135,698	$132,444

Shopping Center operating income	$33,652	$33,845	$101,513	$99,848
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center operating income	$33,652	$33,845	$101,513	$99,848

Mixed-Use property operating income	$11,362	$11,047	$34,185	$32,596
Less: Mixed-Use acquisitions, dispositions and development properties	—	—	—	—
Total same Mixed-Use property operating income	$11,362	$11,047	$34,185	$32,596
Same property operating income increased $0.1 million, or 0.3%, for the 2022 Quarter compared to the 2021 Quarter. Shopping Center same property operating income for the 2022 Quarter totaled $33.7 million, a $0.2 million decrease from the 2021 Quarter. Mixed-Use same property operating income totaled $11.4 million, a $0.3 million increase from the 2021 Quarter.
Same property operating income increased $3.3 million, or 2.5%, for the 2022 Period, compared to the 2021 Period. Shopping Center same property operating income increased $1.7 million, or 1.7%, and Mixed-Use same property operating income increased $1.6 million, or 4.9%. Shopping Center same property operating income increased primarily due to (a) higher base rent of $0.8 million, (b) lower credit losses on operating lease receivables and corresponding reserves, net of $0.6 million and (c) higher percentage rent of $0.2 million. Mixed-Use same property operating income increased primarily due to (a) higher base rent of $1.5 million, (b) higher parking income, net of expenses of $0.4 million, (c) higher other property revenue of $0.2 million, (d) lower credit losses on operating lease receivables and corresponding reserves, net of $0.1 million, partially offset by (e) lower recovery income, net of expenses of $0.8 million.
Liquidity and Capital Resources
Cash and cash equivalents totaled $10.3 million and $11.9 million at September 30, 2022 and 2021, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$92,009	$89,019
Net cash used in investing activities	(84,509)	(38,788)
Net cash used in financing activities	(11,803)	(65,170)
Net decrease in cash and cash equivalents	$(4,303)	$(14,939)

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $45.7 million increase in cash used in investing activities is primarily due to (a) increased development expenditures of $55.0 million, partially offset by (b) decreased acquisitions of real estate investments of $9.0 million and (c) decreased additions to real estate investments throughout the portfolio of $0.2 million.
Financing Activities
Net cash used in financing activities represents (a) cash used to repay and curtail loans, redeem preferred stock and pay dividends and distributions to holders of common stock, preferred stock and limited partnership units minus (b) cash received from loan proceeds and issuance of common stock, preferred stock and limited partnership units. See note 5 to the consolidated financial statements for a discussion of financing activity.
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
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans, approximately 25,000 square feet of small shop space, 450 apartments and a 230,000 square foot office building. The office tower portion of Phase I will not be constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. The total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. A portion of the project will be financed by a $145.0 million construction-to-permanent loan. Below grade concrete and framing are complete. Concrete is being poured at the fourth level above ground. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. The total cost of the project is expected to be approximately $246.4 million, a portion of which will be financed by a $133.0 million construction-to-permanent loan. Demolition has been completed and excavation is in process. Construction is expected to be completed during 2025.
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

Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 126,213 and 224,706 shares under the DRIP at a weighted average discounted price of $49.39 and $37.41 per share, during the nine months ended September 30, 2022 and 2021, respectively. The Company issued 26,659 and 47,312 limited partnership units under the DRIP at a weighted average price of $49.81 and $37.94 per unit during the nine months ended September 30, 2022 and 2021, respectively. The Company also credited 4,046 and 4,939 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $49.81 and $37.52 per share, during the nine months ended September 30, 2022 and 2021, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2022.
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
At September 30, 2022, the Company had a $525.0 million Credit Facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, which may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027, and may not be extended. Through October 2, 2022, interest accrues at a rate of LIBOR plus an applicable spread, which is determined by certain leverage tests. Effective October 3, 2022, in conjunction with the execution of the First Amendment to the Credit Facility, interest accrues at a rate of SOFR plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of September 30, 2022, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On September 30, 2022, based on the value of the Company’s unencumbered properties, approximately $248.8 million was available under the Credit Facility, $228.0 million was outstanding and approximately $185,000 was committed for letters of credit.
On August 23, 2022, the Company entered into two floating-to-fixed interest rate swap agreements to manage the interest rate risk associated with $100.0 million of its variable-rate debt. The effective date of each swap agreement is October 3, 2022 and each has a $50.0 million notional amount. One agreement terminates on October 1, 2027 and effectively fixes SOFR at 2.96%. The other agreement terminates on October 1, 2030 and effectively fixes SOFR at 2.91%. Because the interest-rate swaps effectively fix SOFR for $100.0 million of variable-rate debt, unless otherwise indicated, $100.0 million of variable-rate debt will be treated as fixed-rate debt for disclosure purposes as of September 30, 2022. The Company has designated the agreements as cash flow hedges for accounting purposes.
During the third quarter of 2022, the Company completed early refinancings of four shopping centers, which provided $88.0 million of additional liquidity net of repayment of the existing mortgage loans, associated prepayment penalties and closing costs. The net proceeds from the refinancings were used to curtail the revolving portion of the Credit Facility. As a result of the early refinancings and the interest rate swaps, $128.0 million, or 10.6%, of our outstanding debt at September 30, 2022, was floating and unhedged.

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
As of September 30, 2022, the Company was in compliance with all such covenants. See note 5 to the consolidated financial statements for a discussion of all financing activity.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the 2022 Quarter totaled $24.9 million, a decrease of 6.2% compared to the 2021 Quarter. FFO available to common stockholders and noncontrolling interests decreased primarily due to (a) higher general and administrative expenses of $0.9 million, or $0.03 per basic and diluted share, (b) loss on early extinguishment of debt of $0.6 million, or $0.02 per basic and diluted share, (c) lower recovery income, net of expenses of $0.3 million, or $0.01 per basic and diluted share, and (d) higher interest expense, net and amortization of deferred debt costs of $0.2 million, or $0.01 per basic and diluted share, partially offset by (e) higher base rent across the portfolio of $0.4 million, or $0.01 per basic and diluted share.
FFO available to common stockholders and noncontrolling interests for the 2022 Period totaled $78.5 million, an increase of 4.3% compared to the 2021 Period. FFO available to common stockholders and noncontrolling interests increased primarily due to (a) lower interest expense, net and amortization of deferred debt costs of $2.4 million, or $0.07 per basic and diluted share, (b) higher base rent of $2.3 million, or $0.07 per basic and diluted share, (c) lower credit losses on operating lease receivables and corresponding reserves, net of $0.7 million, or $0.02 per basic and diluted share, partially offset by (d) higher general and administrative expenses of $1.8 million, or $0.05 per basic and diluted share, and (e) loss on early extinguishment of debt of $0.6 million, or $0.02 per basic and diluted share.
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income	$15,513	$16,885	$50,001	$45,799
Add:
Real estate depreciation and amortization	12,195	12,467	36,899	37,852
FFO	27,708	29,352	86,900	83,651
Subtract:
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,395)
FFO available to common stockholders and noncontrolling interests	$24,910	$26,554	$78,505	$75,256
Weighted average shares and units:
Basic	33,295	32,237	33,238	31,774
Diluted (2)	34,005	33,656	33,957	32,877
Basic FFO per share available to common stockholders and noncontrolling interests	$0.75	$0.82	$2.36	$2.37
Diluted FFO per share available to common stockholders and noncontrolling interests	$0.73	$0.79	$2.31	$2.29

1    The National Association of Real Estate Investment Trusts (“Nareit”) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by Nareit as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding impairment charges on real estate assets and gains or losses from real estate dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what the Company believes occurs with its assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.
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
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
September 30, 2022	50	7	7,874,130	1,136,885	94.5%	83.1%
September 30, 2021	50	7	7,872,002	1,136,937	93.6%	85.0%
As of September 30, 2022, 93.0% of the Commercial portfolio was leased, compared to 92.5% September 30, 2021. On a same property basis, 93.0% of the Commercial portfolio was leased, compared to 92.5% at September 30, 2021. Included in the 93.0% of space leased as of September 30, 2022, is approximately 331,000 square feet of space, representing 3.7% of total commercial square footage, that has not been occupied by the tenant. Collectively, these leases are expected to produce approximately $5.8 million of additional annualized base rent, an average of $17.62 per square foot, upon tenant occupancy and following any contractual rent concessions.

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

Commercial Property Leasing Activity					Average Base Rent per Square Foot
Three Months Ended September 30,	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2022	415,845	23,904	94	3	$23.44	$27.64	$21.80	$30.40
2021	231,008	11,164	55	4	19.15	51.45	19.19	57.36
Additional information about the leasing activity during the three months ended September 30, 2022 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company’s ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	25	—	72
Square feet	98,427	—	341,322
Per square foot average annualized:
Base rent	$27.09	$—	$22.69
Tenant improvements	(4.61)	—	(0.16)
Leasing costs	(1.05)	—	—
Rent concessions	(0.66)	—	—
Effective rents	$20.77	$—	$22.53

As of December 31, 2021, 843,842 square feet of Commercial space was subject to leases scheduled to expire in 2022. Of those leases, as of September 30, 2022, leases representing 246,902 square feet of Commercial space have not yet renewed and are scheduled to expire over the next three months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Commercial Property Leases	Total
Square feet	246,902
Average base rent per square foot	$28.54
Estimated market base rent per square foot	$28.02

As of September 30, 2022, the Residential portfolio was 97.2% leased compared to 97.8% at September 30, 2021.

Residential Property Leasing Activity		Average Rent per Square Foot
Three Months Ended September 30,	Number of leases	New/Renewed Leases	Expiring Leases
2022	338	$3.49	$3.22
2021	331	3.38	3.30

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
The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of September 30, 2022, the Company had unhedged variable rate indebtedness totaling $128.0 million. If the interest rates on the Company’s unhedged variable rate debt instruments outstanding at September 30, 2022 had been one percentage point higher or lower, our annual interest expense relating to these debt instruments would have increased or decreased by $1.3 million based on those balances. As of September 30, 2022, the Company had fixed-rate indebtedness totaling $1.1 billion with a weighted average interest rate of 4.77%. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2022 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $58.5 million less than the carrying amount. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2022 had been one percentage point lower, the fair value of those debt instruments on that date would have been approximately $64.2 million more than the carrying amount.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer and its Senior Vice President-Chief Accounting Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
During the quarter ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
None
Item 1A.    Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2021 Annual Report of the Company on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 31, 2022 dividend distribution acquired 2,525 shares of common stock at a price of $50.80 per share.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5.    Other Information
None
Item 6.    Exhibits

10.	(1)
First Amendment to the Credit Agreement (filed herewith), by and among: the Partnership, as Borrower; Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent; Capital One, National Association (“Capital One”), as Syndication Agent; TD Bank, N.A. (“TD Bank”) and U.S. Bank National Association (“U.S. Bank”), as Documentation Agents; and Wells Fargo, Capital One, TD Bank, U.S. Bank, Regions Bank, PNC Bank and Associated Bank, National Association (“Associated Bank”), as Lenders (the “Agreement”), filed as Exhibit 10.1 of the Company's Report on Form 8-K filed August 31, 2021 is incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).*

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).*

99.	(a)	Schedule of Portfolio Properties (filed herewith).

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (“Inline XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and
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

SAUL CENTERS, INC. (Registrant)

Date: November 8, 2022	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: November 8, 2022	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)

Date: November 8, 2022	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)