Form 10-K
period 2022-12-31
SAUL CENTERS, INC.
filed 2023-03-02
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the
Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of February 23, 2023 was 23,913,630.
At June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $619.1 million based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.

DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•risks relating to cybersecurity, including disruption to our business and operations and exposure to liabilities from tenants, employees, capital providers, and other third parties;
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
Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B. F. Saul Real Estate Investment Trust (the “Saul Trust”), the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, the "Saul Organization”). On August 26, 1993, members of the Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships,” and collectively with the Operating Partnership, the “Partnerships”), shopping center and mixed-use properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries.
As of December 31, 2022, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.
Management of the Current Portfolio Properties
The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 70 full-time equivalent employees at its headquarters office and 59 full-time employees and nine part-time employees at its properties and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.
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
Operating Strategy
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-centric, residential mixed-use projects in the Washington, D.C. metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. Community and neighborhood shopping centers typically provide reliable cash flow and steady long-term growth potential. Management actively manages its property portfolio by engaging in strategic leasing activities, tenant selection, lease negotiation and shopping center expansion and reconfiguration. The Company seeks to optimize its retail tenant mix by selecting tenants for its Shopping Centers and Mixed-Use Properties that provide a broad spectrum of goods and services, consistent with the role of community and neighborhood shopping centers as the source for day-to-day necessities. Management believes that such a synergistic tenanting approach results in increased cash flow from existing tenants by providing the Shopping Centers with consistent traffic and a desirable mix of shoppers, resulting in increased sales and, therefore, increased cash flows.
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
Investment in Real Estate
The Company has a pipeline of entitled sites in its portfolio, some of which are currently shopping center operating properties, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority (“WMATA”) red line Metro stations in Montgomery County, Maryland.
The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as supermarkets and drug stores. The Company has executed leases or leases are under negotiation for seven more pad sites.
In recent years, there has been a limited amount of quality properties for sale and pricing of those properties has escalated. Accordingly, management believes acquisition opportunities for investment in existing and new shopping center and mixed-use properties in the near future is uncertain. Nevertheless, because of the Company’s conservative capital structure, including its cash and capacity under its senior unsecured credit facility (the “Credit Facility”), management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are identified and market conditions improve. (See “Item 1. Business - Capital Policies”.) It is management’s view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as integral parts of its overall business plan.
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
Capital Policies
The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2022.
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
The Company intends to finance future acquisitions and developments and to make debt repayments by utilizing the sources of capital then deemed to be most advantageous. Such sources may include undistributed operating cash flow, secured or unsecured bank and institutional borrowings, proceeds from the Company’s Dividend Reinvestment and Stock Purchase Plan, proceeds from the sale of properties and private and public offerings of debt or equity securities. Borrowings may be at the Operating Partnership or Subsidiary Partnerships level and securities offerings may include (subject to certain limitations) the issuance of Operating Partnership interests convertible into common stock or other equity securities.

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
Competition
As an owner of, or investor in, transit-centric residential mixed-use properties, community and neighborhood shopping centers, and other mixed-use properties, the Company is subject to competition from an indeterminate number of entities in connection with the acquisition, development, ownership and leasing of similar properties. These entities include investors with access to significant capital, such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds.
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
Human Capital
As of December 31, 2022, the Company had approximately 70 full-time equivalent corporate employees and 59 full-time employees and nine part-time employees at its properties. None of our employees are represented by a collective bargaining unit.
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
Recent Developments
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans, approximately 25,000 square feet of small shop space, 450 apartments and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. The total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. A portion of the project will be financed by a $145.0 million construction-to-permanent loan. Construction of the structure is ongoing. Concrete is being poured at the 12th level above ground, which is the final above ground level of the residential and retail portions of Phase I. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. The total cost of the project is expected to be approximately $246.4 million, a portion of which will be financed by a $133.0 million construction-to-permanent loan. Excavation is complete and below grade construction of foundation systems is in progress. Construction is expected to be completed during 2025.

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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 5.1% of our total revenue for the year ended December 31, 2022. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.
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
•higher-than-estimated construction costs, including inflation of labor and material costs; and
•possible delay in completion of the project because of a number of factors, including weather, labor disruptions, supply-chain related delays, construction delays or delays in receipt of zoning or other regulatory approvals, or acts of God (such as fires, earthquakes or floods).
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
Influence of Officers, Directors and Significant Stockholders.
Mr. B. F. Saul II, our Chief Executive Officer and Chairman of the Board, D. Todd Pearson, our President and Chief Operating Officer, and Christine Nicolaides Kearns, our Executive Vice President-Chief Legal and Administrative Officer, are members of the Saul Organization, and persons associated with the Saul Organization constitute five of the eleven members of our Board of Directors. In addition, as of December 31, 2022, Mr. B. F. Saul II had the potential to exercise control over 10,739,407 shares of our common stock representing 44.9% of our issued and outstanding shares of common stock. Mr. B. F. Saul II also beneficially owned, as of December 31, 2022, 8,827,873 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2022, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 39.0% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2022, approximately 411,000 of the 8,827,873 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. B. F. Saul II and members of the Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.
As a result of these relationships, members of the Saul Organization will be in a position to exercise significant influence over our affairs, which influence might not be consistent with the interests of other stockholders. Except as discussed below, we do not have any written policies or procedures for the review, approval or ratification of transactions with related persons.
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
Exclusivity and Right of First Refusal Agreements.
We will acquire, develop, own and manage shopping center properties and will own and manage other commercial properties, and, subject to certain exclusivity agreements and rights of first refusal to which we are a party, the Saul Organization will continue to develop, acquire, own and manage commercial properties and own land suitable for development as, among other things, shopping centers and other commercial properties. Therefore, conflicts could develop in the allocation of acquisition and development opportunities with respect to commercial properties other than shopping centers and with respect to development sites, as well as potential tenants and other matters, between us and the Saul Organization. The agreement relating to exclusivity and the right of first refusal between us and the Saul

Organization generally requires the Saul Organization to conduct its shopping center business exclusively through us and to grant us a right of first refusal to purchase commercial properties and development sites in certain market areas that become available to the Saul Organization. The Saul Organization has granted the right of first refusal to us, acting through our independent directors, in order to minimize potential conflicts with respect to commercial properties and development sites. We and the Saul Organization have entered into this agreement in order to minimize conflicts with respect to shopping centers and certain of our commercial properties. See Note 9 to the Consolidated Financial Statements for a discussion of related party transactions.
Shared Services.
We share with the Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2022, are charges totaling $9.6 million, net, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by the Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and the Saul Organization, we have not obtained a third party appraisal of the value of these services.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $286,900 for the year ended December 31, 2022.
Related Party Rents.
We sublease space for our corporate headquarters from a member of the Saul Organization, the building of which is owned by another member of the Saul Organization. The lease commenced in March 2002 and expires in February 2027. The Company and the Saul Organization entered into a shared services agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2022 was $824,300. Although the Company believes that this lease has terms comparable to what would have been obtained from a third-party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.
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

Ability to Block Certain Actions.
Under applicable law and the limited partnership agreement of the Operating Partnership, consent of the limited partners is required to permit certain actions, including the sale of all or substantially all of the Operating Partnership’s assets. Therefore, members of the Saul Organization, through their status as limited partners in the Operating Partnership, could prevent the taking of any such actions, even if they were in the interests of other stockholders.
The amount of debt we have and the restrictions imposed by that debt could adversely affect our business and financial condition.
As of December 31, 2022, we had approximately $1.2 billion of debt outstanding, approximately $1.07 billion of which was fixed-rate debt and approximately $164.0 million of which was variable-rate debt outstanding under our Credit Facility.
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
As of December 31, 2022, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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
The U.S. dollar London Interbank Offered Rate (“LIBOR”) was previously used as a reference rate for our Credit Facility. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, the ICE Benchmark Administration announced its plan to extend the date that most LIBOR values would cease being computed and published from December 31, 2021 to June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. However, SOFR and LIBOR differ in certain important respects. SOFR is a secured overnight rate, while LIBOR is an unsecured rate that represents interbank funding over different maturities. In addition, because SOFR is a transaction-based rate, it is backward-looking, whereas LIBOR is forward-looking. Because of these and other differences, there can be no assurance that SOFR will perform in the same way as LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for LIBOR. At this time, we cannot predict the long term effect of any discontinuance, modification or other reforms to LIBOR or whether SOFR or another alternative reference rate will attain market traction as a LIBOR replacement. As of October 3, 2022, LIBOR was phased out as a reference rate under our Credit Facility and SOFR replaced it as the benchmark index. SOFR may result in higher interest charges than LIBOR and may result in increased volatility in markets for instruments that previously relied on LIBOR, all of which could negatively impact our cash flow.
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
As of December 31, 2022, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 39.0% in value of all our issued and outstanding equity securities. In addition, members of the Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.

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
The outbreak of the novel coronavirus (“COVID-19”), or the future outbreak or pandemic of any other highly infectious or contagious diseases, could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations, cash flows and the market value and trading price of our securities.

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
•the financial impact of COVID-19 (or a future pandemic) could negatively affect our future compliance with financial and other covenants of our credit facility and other debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such indebtedness;
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
The extent to which COVID-19 (or a future pandemic) impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.
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
Item 1B. Unresolved Staff Comments
We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2022 that remain unresolved.
Item 2. Properties
Overview
As of December 31, 2022, the Company is the owner and operator and developer of a real estate portfolio composed of 57 operating properties, totaling approximately 9.8 million square feet of gross leasable area (“GLA”), and four development properties. The properties are located primarily in the Washington, D.C./Baltimore, Maryland metropolitan area. The operating property portfolio is composed of 50 neighborhood and community Shopping Centers, and seven predominantly Mixed-Use Properties totaling approximately 7.9 million and 1.9 million square feet of GLA, respectively. One property, Seven Corners, accounted for more than 5% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants and offer primarily day-to-day necessities and services. Thirty-three of the Shopping Centers were anchored by a grocery store. One tenant, Giant Food (5.1%), a tenant at 11 Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2022.
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
In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2022 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 15,700 and 82,900, respectively. The 2022 average household income within a one- and three-mile radius of the Shopping Centers is approximately $146,300 and $153,200, respectively, compared to a national average of $105,000. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.
The Shopping Center properties range in size from approximately 19,000 to 573,500 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 157,500 square feet.

Lease Expirations of Shopping Center Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers that the Company owned as of December 31, 2022, for each of the next ten years beginning with 2023, assuming that none of the tenants exercise renewal options and excluding an aggregate of 414,529 square feet of unleased space, which represented 5.3% of the GLA of the Shopping Centers as of December 31, 2022.
Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2023	924,693	sf	11.7%	$16,030,078	11.5%	$17.34
2024	1,028,183		13.1%	22,058,759	15.9%	21.45
2025	1,201,914		15.3%	23,392,874	16.8%	19.46
2026	823,875		10.4%	16,689,434	12.0%	20.26
2027	876,884		11.1%	18,341,044	13.2%	20.92
2028	801,400		10.2%	10,387,558	7.5%	12.96
2029	584,294		7.4%	9,332,143	6.7%	15.97
2030	81,757		1.0%	2,717,962	1.9%	33.24
2031	303,523		3.9%	5,930,630	4.3%	19.54
2032	333,011		4.2%	4,132,462	3.0%	12.41
Thereafter	503,267		6.4%	10,042,525	7.2%	19.95
Total	7,462,801	sf	94.7%	$139,055,469	100.0%	18.63

(1)Calculated using annualized contractual base rent payable as of December 31, 2022 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.

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
Lease Expirations of Mixed-Use Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2022, for each of the next ten years beginning with 2023, assuming that none of the tenants exercise renewal options and excluding an aggregate of 198,548 square feet of unleased office and retail space, which represented 17.5% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2022.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2023	102,137	sf	9.0%	$3,000,706	8.9%	$29.38
2024	110,253		9.7%	5,246,508	15.6%	47.59
2025	60,155		5.3%	2,253,269	6.7%	37.46
2026	77,759		6.8%	3,210,681	9.6%	41.29
2027	85,272		7.5%	2,087,726	6.2%	24.48
2028	47,824		4.2%	1,265,751	3.8%	26.47
2029	33,621		3.0%	794,741	2.4%	23.64
2030	40,911		3.6%	1,948,237	5.8%	47.62
2031	151,256		13.3%	2,737,879	8.1%	18.10
2032	10,815		0.9%	236,944	0.7%	21.91
Thereafter	218,334		19.2%	10,834,706	32.2%	49.62
Total	938,337	sf	82.5%	$33,617,148	100.0%	35.83

(1)Calculated using annualized contractual base rent payable as of December 31, 2022, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
As of December 31, 2022, the Company had 967 apartment leases, 859 of which will expire in 2023 and 108 of which will expire in 2024. Annual base rent due under these leases is $20.2 million and $0.8 million for the years ending December 31, 2023 and 2024, respectively.

Current Portfolio Properties
The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2022	2021	2020	2019	2018	Anchor / Significant Tenants
Shopping Centers
Ashbrook Marketplace	Ashburn, VA	85,819	2018 (2019)	13.7	100%	100%	100%	92%	N/A	Lidl, Planet Fitness, Starbucks, Dunkin Donuts, Valvoline, Cafe Rio, McAlisters Deli
Ashburn Village	Ashburn, VA	221,596	1994-2006	26.4	94%	96%	95%	97%	97%	Giant Food, Hallmark, McDonald's, Burger King, Dunkin Donuts, Kinder Care, Blue Ridge Grill
Ashland Square Phase I	Dumfries, VA	23,120	2007	2.0	100%	100%	100%	100%	100%	Capital One Bank, CVS Pharmacy, The All American Steakhouse
Beacon Center	Alexandria, VA	359,671	1972 (1993/99/07)	32.3	100%	100%	100%	100%	100%	Lowe's Home Improvement Center, Giant Food, Home Goods, Outback Steakhouse, Marshalls, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave's, Chipotle, Capital One Bank, Wendy's
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	100%	100%	100%	BJ's Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,365	2004	12.7	100%	94%	89%	99%	96%	Publix, Palm Beach Fitness, Anima Domus
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	100%	96%	97%	100%	100%	Panera Bread, Party City, Petco, Capital One Bank
Briggs Chaney MarketPlace	Silver Spring, MD	194,258	2004	18.2	99%	95%	97%	96%	92%	Global Food, Ross Dress For Less, Advance Auto Parts, McDonald's, Dunkin Donuts, Enterprise Rent-A-Car, Dollar Tree, Dollar General, Salon Plaza, Chipotle
Broadlands Village	Ashburn, VA	174,438	2003 (2004/06)	24.0	91%	92%	90%	98%	98%	Aldi Grocery, The All American Steakhouse, Bonefish Grill, Dollar Tree, Starbucks, Minnieland Day Care, LA Fitness, Chase Bank
Burtonsville Town Square	Burtonsville, MD	139,928	2017	26.3	100%	100%	100%	98%	100%	Giant Food, Petco, Starbucks, Greene Turtle, Capital One Bank, CVS Pharmacy, Roy Rogers, Mr. Tire, Taco Bell
Countryside Marketplace	Sterling, VA	138,804	2004	16.0	85%	91%	92%	95%	96%	Lotte Plaza Market, CVS Pharmacy, Starbucks, McDonald's, 7-Eleven
Cranberry Square	Westminster, MD	141,450	2011	18.9	100%	97%	87%	96%	97%	Giant Food, Giant Gas Station, Staples, Party City, Wendy's, Sola Salons, Ledo Pizza, Hallmark
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	93%	94%	92%	94%	96%	Publix, Subway, Orange Theory, Anytime Fitness
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	100%	100%	100%	Chase Bank, Bank of America
French Market	Oklahoma City, OK	246,148	1974 (1984/98)	13.8	75%	75%	78%	97%	96%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Petco, The Tile Shop, Lakeshore Learning Center, Dollar Tree, Verizon, Raising Cane's
Germantown	Germantown, MD	18,982	1992	2.7	100%	100%	100%	100%	100%	CVS Pharmacy, Jiffy Lube
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	99%	93%	98%	97%	96%	Safeway, Panera Bread, Five Guys, Chipotle
Great Falls Center	Great Falls, VA	91,666	2008	11.0	100%	98%	100%	98%	100%	Safeway, CVS Pharmacy, Trustar Bank, Starbucks, Subway, Long & Foster
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	100%	100%	100%	Mega Mart, Starbucks, Chuck E. Cheese's, Sardi's Chicken, Capital One Bank, Kool Smiles, Wells Fargo

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2022	2021	2020	2019	2018	Anchor / Significant Tenants
Shopping Centers (Continued)
Hunt Club Corners	Apopka, FL	107,103	2006	13.9	98%	99%	100%	100%	97%	Publix, Pet Supermarket, Boost Mobile
Jamestown Place	Altamonte Springs, FL	96,201	2005	10.9	100%	100%	100%	100%	100%	Publix, Carrabas Italian Grill, Orlando Health
Kentlands Square I	Gaithersburg, MD	119,694	2002	11.5	100%	100%	100%	100%	98%	Lowe's Home Improvement Center, Chipotle, Starbucks, Shake Shack
Kentlands Square II and Kentlands Pad	Gaithersburg, MD	253,052	2011	23.4	96%	97%	97%	99%	99%	Giant Food, At Home, Party City, Panera Bread, Hallmark, Chick-Fil-A, Coal Fire Pizza, Cava Mezza Grill, Truist Bank, Hand & Stone Massage, Crumbl Cookie
Kentlands Place	Gaithersburg, MD	40,697	2005	3.4	78%	86%	75%	93%	93%	Bonefish Grill, Privai Spa
Lansdowne Town Center	Leesburg, VA	196,817	2006	23.3	91%	90%	91%	90%	96%	Harris Teeter, CVS Pharmacy, Panera Bread, Starbucks, Capital One Bank, Ford's Oyster House, Fusion Learning, Chick-Fil-A
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	93%	93%	90%	100%	CVS Pharmacy, FedEx Office, Capital One Bank, Five Guys, Dollar Tree, Advanced Auto
Lumberton Plaza	Lumberton, NJ	192,718	1975 (1992/96)	23.3	66%	66%	68%	68%	70%	Aldi, Rite Aid, Family Dollar, Big Lots, Burger King, Big Rich Fitness, Enterprise Rent-A-Car
Metro Pike Center	Rockville, MD	67,488	2010	4.6	85%	85%	83%	65%	69%	McDonald's, Dunkin Donuts, 7-Eleven, Palm Beach Tan, Mattress Warehouse, Salvation Army
Shops at Monocacy	Frederick, MD	111,166	2004	13.0	100%	98%	100%	99%	99%	Giant Food, Panera Bread, Five Guys, California Tortilla, Firehouse Subs, Comcast
Northrock	Warrenton, VA	100,032	2009	15.4	96%	94%	99%	100%	100%	Harris Teeter, Longhorn Steakhouse, Ledo's Pizza, Capital One Bank, Novant Health
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	98%	98%	92%	96%	96%	Safeway, Advance Auto Parts, Dollar Tree, McDonald's, Wendy's, Ledo's Pizza, M&T Bank
Olney	Olney, MD	53,765	1975 (1990)	3.7	96%	93%	93%	93%	94%	Walgreens, Olney Grille, Ledo's Pizza, Popeye's, Sardi's Fusion
Orchard Park	Dunwoody, GA	87,365	2007	10.5	100%	100%	99%	99%	100%	Kroger, Subway, Jett Ferry Dental
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	97%	98%	100%	100%	100%	Publix, Duffy's Sports Grill, Toojay's Deli, The Tile Shop, Rockler Tools, Humana Health, Sola Salons
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	93%	95%	97%	97%	92%	Giant Food, Dominos, Bank of America
11503 Rockville Pike/5541 Nicholson Lane	Rockville, MD	40,249	2010 / 2012	3.0	57%	61%	61%	61%	61%	Dr. Boyd's Pet Resort, Metropolitan Emergency Animal Clinic
1500/1580/1582 Rockville Pike	Rockville, MD	105,428	2012/2014	10.2	98%	100%	100%	97%	97%	Party City, CVS Pharmacy, Persiano Furniture Gallery
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	96%	94%	96%	99%	99%	Publix, Petco, Planet Fitness, Vision Works, Clinical Care Medical Center
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	100%	100%	100%	100%	100%	Armand's Pizza, Candy Kitchen, Summer Salts, Fin's Alehouse, Vacasa

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2022	2021	2020	2019	2018	Anchor / Significant Tenants
Shopping Centers (Continued)
Seven Corners	Falls Church, VA		573,481	1973 (1994-7/07)	31.6	98%	98%	99%	99%	100%	The Home Depot, Giant Food, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, Off-Broadway Shoes, JoAnn Fabrics, Starbucks, Red Robin Gourmet Burgers, Chipotle, Wendy's, Burlington Coat Factory, Mattress Warehouse, J. P. Morgan Chase, Five Below
Severna Park Marketplace	Severna Park, MD		254,011	2011	20.6	95%	89%	89%	100%	100%	Giant Food, Kohl's, Office Depot, Goodyear, Chipotle, McDonald's, Five Guys, Unleashed (Petco), Jersey Mike's, Bath & Body Works, Wells Fargo, MOD Pizza
Shops at Fairfax	Fairfax, VA		68,762	1975 (1993/99)	6.7	100%	98%	97%	98%	100%	99 Ranch
Smallwood Village Center	Waldorf, MD		173,341	2006	25.1	90%	79%	75%	77%	79%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD		485,628	1972 (1986)	39.8	100%	94%	94%	97%	100%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot, The Tile Shop, Mercy Health Care, Massage Envy, Potbelly, Capital One Bank, Chipotle, Banfield Pet Hospital, Glory Days Grill, Bank of America, Grocery Outlet
Southside Plaza	Richmond, VA		371,761	1972	32.8	95%	98%	96%	92%	89%	Super Fresh, Citi Trends, City of Richmond, McDonald's, Burger King, Kool Smiles, Crafty Crab, Roses
South Dekalb Plaza	Atlanta, GA		163,418	1976	14.6	94%	94%	87%	87%	93%	Big Lots, Emory Clinic, Roses, Deal $, Humana Oak Street Health
Thruway	Winston-Salem, NC		365,816	1972 (1997)	31.5	90%	81%	80%	94%	96%	Harris Teeter, Trader Joe's, Talbots, Hanes Brands, Jos. A. Bank, Chico's, Loft, FedEx Office, New Balance, Aveda Salon, Carter's Kids, McDonald's, Chick-Fil-A, Wells Fargo Bank, Francesca's Collections, Great Outdoor Provision Company, White House / Black Market, Soma, J. Crew, Chop't, Lululemon, Orange Theory, Athleta, Sephora, O2 Fitness
Village Center	Centreville, VA		145,651	1990	17.2	89%	88%	88%	98%	98%	Giant Food, Starbucks, McDonald's, Pet Supplies Plus, Bikram Yoga, Capital One Bank, Truist Bank
Westview Village	Frederick, MD		103,186	2009	11.6	99%	89%	92%	97%	99%	Silver Diner, Sleepy's, Music & Arts, Firehouse Subs, CiCi's Pizza, Café Rio, Five Guys, Regus, Krispy Kreme, Wendy's, State Employees Credit Union (SECU)
White Oak	Silver Spring, MD		480,676	1972 (1993)	27.9	100%	100%	100%	100%	99%	Giant Food, Sears, Walgreens, Sarku Japan
Total Shopping Centers		(3)	7,877,330		766.7	94.7%	93.4%	93.1%	95.5%	96.0%

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2022		2021		2020		2019		2018		Anchor / Significant Tenants
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD		390,683	1981-2000	37.1	90%		87%		93%		91%		90%		General Services Administration, Gene Dx, Inc., American Type Culture Collection, Inc.
Clarendon Center-North Block	Arlington, VA		108,386	2010	0.6	85%		86%		83%		86%		100%		AT&T Mobility, Chipotle, Airlines Reporting Corporation
Clarendon Center-South Block	Arlington, VA		104,894	2010	1.3	71%		88%		88%		97%		97%		Trader Joe's, Circa, Burke & Herbert Bank, South Block Blends, Keppler Speakers Bureau, Leadership Institute, Capital One Bank, Massage Envy
Clarendon Center Residential-South Block (244 units)			188,671	2010		97%		98%		95%		95%		100%
Park Van Ness-Residential (271 units)	Washington, DC		214,600	2016	1.4	97%		96%		95%		97%		97%
Park Van Ness-Retail	Washington, DC		8,847	2016		32%		100%		100%		100%		100%		Sfoglina Pasta House
601 Pennsylvania Ave.	Washington, DC		227,651	1973 (1986)	1.0	76%		78%		90%		94%		98%		National Gallery of Art, American Assn. of Health Plans, Southern Company, Regus, Capital Grille
Washington Square	Alexandria, VA		236,376	1975 (2000)	2.0	78%		71%		80%		90%		91%		Academy of Managed Care Pharmacy, Cooper Carry, National PACE Association, International Information Systems Security Certification Consortium, Trader Joe's, FedEx Office, Talbots
The Waycroft-Residential (491 units)	Arlington, VA		404,709	2020	2.8	98%		97%		76%		N/A		N/A
The Waycroft-Retail	Arlington, VA		60,048	2020		100%		91%		90%		N/A		N/A		Target, Enterprise Rent-A-Car, Silver Diner, Salon Lofts
Total Mixed Use Properties		(3)	1,944,865		46.2	82.5%	(2)	82.3%	(2)	88.4%	(2)	91.6%	(2)	93.6%	(2)
Total Portfolio		(3)	9,822,195		812.9	93.2%	(2)	92.0%	(2)	92.5%	(2)	95.0%	(2)	95.7%	(2)

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Development Activity
Land and Development Properties
Hampden House	Bethesda, MD		2018	0.6	Excavation is complete and below grade construction of foundation systems is in progress.
Twinbrook Quarter	Rockville, MD		2021	8.2	Construction of the structure is ongoing. Concrete is being poured at the 12th level above ground, which is the final above ground level of the residential and retail portions of Phase I.
Ashland Square Phase II	Manassas, VA		2004	17.3	Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
New Market	New Market, MD		2005	35.5	Parcel will accommodate retail development in excess of 120,000 square feet near I-70, east of Frederick, Maryland. A development timetable has not been determined.
Total Development Properties				61.6
(1)Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments. Prior year leased percentages, including Total Shopping Centers, Total Mixed-Use Properties and Total Portfolio have been recalculated to exclude the impact of properties sold or removed from service and, therefore, the percentages reported in this table may be different than the percentages previously reported.
(2)Total percentage leased is for commercial space only.
(3)For the purposes of the property count listed elsewhere in this document, residential and commercial are combined. The residential units at Clarendon South, Park Van Ness and The Waycroft are all part of the same building as the commercial tenants at those locations.

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
Holders
The approximate number of holders of record of the common stock was 146 as of February 23, 2023. Many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends and Distributions
Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed more than the required amount in 2022 and 2021. See Notes to Consolidated Financial Statements, No. 13, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.
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
Acquisition of Equity Securities by the Saul Organization
Through participation in the Company’s Dividend Reinvestment Plan, during the quarter ended December 31, 2022, (a) B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer and (b) his spouse, acquired an aggregate of 3,287 shares of common stock at an average price of $39.70 per share, in respect of the October 31, 2022 dividend distribution.
No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph
Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Financial Times Stock Exchange Group National Association of Real Estate Investment Trust Equity Index (“FTSE NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on December 31, 2017.

Cumulative Total Return
Total Return Per $100 Invested
$200
$175
$150
$125
$100
$75
$50
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Saul Centers, Inc.
S&P 500
Russell 2000
FTSE NAREIT Equity

	Period Ended
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Saul Centers, Inc. [1]	$100.00	$79.52	$93.34	$59.67	$104.57	$84.32
S&P 500 [2]	$100.00	$95.62	$125.34	$148.85	$191.58	$156.85
Russell 2000 [3]	$100.00	$88.99	$111.70	$134.00	$153.85	$122.37
FTSE NAREIT Equity [4]	$100.00	$95.38	$120.17	$110.56	$158.36	$119.83

[1] Source: S&P Capital I.Q.
[2] Source: Bloomberg
[3] Source: FTSE Russell
[4] Source: FTSE National Association of Real Estate Investment Trusts

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section discusses the Company’s results of operations for the past two years. Beginning on page 43, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. On page 49, the Company discusses funds from operations, or FFO, which is a non-GAAP financial measure of performance of an equity REIT used by the REIT industry.
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
Impact of COVID-19
If the effects of COVID-19 result in deterioration of economic and market conditions, including supply chain issues, or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur during future periods. As of December 31, 2022, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges have been recorded. However, we have yet to see the long-term effects of COVID-19 and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether impairment charges are warranted.
As of January 31, 2023, payments by tenants of contractual base rent and operating expense and real estate tax recoveries for the 2022 fourth quarter totaled approximately 98.6%.
The Company is and will continue to be actively engaged in collection efforts related to uncollected rent, and the Company will continue to work with certain tenants who request rent deferrals, however, the Company can provide no assurance that such efforts or our efforts in future periods will be successful.
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

The following is a summary of the Company’s executed rent deferral agreements and repayments as of January 31, 2023, with the exception of amounts due, which are as of December 31, 2022.

Rent Deferral Agreements
(Dollars in thousands)
					Collection Percentage (based on payments currently due)
Total Deferred Rent	Amount Due	Amount Written Off	Amount Unpaid	Amount Collected
$9,366	$8,353	$318	$33	$8,002	96%
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
We anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. Management considers reserves established as of December 31, 2022, against such potential losses to be reasonable and adequate. Rent collections during the fourth quarter and rent relief requests to-date may not be indicative of collections or requests in any future period.
Overview
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-oriented, residential mixed-use projects in the Washington, D.C. metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. The Company has a pipeline of entitled sites in its portfolio, some of which are currently shopping center operating properties, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located adjacent to WMATA red line Metro stations in Montgomery County, Maryland.
The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as supermarkets and drug stores. The Company has executed leases or leases are under negotiation for seven more pad sites.
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

Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area had remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 93.2% at December 31, 2022, from 92.0% at December 31, 2021.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of December 31, 2022, including $100.0 million of hedged variable-rate debt, total fixed-rate debt with staggered maturities from 2023 to 2041 represented approximately 86.8% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s unhedged variable-rate debt consists of $164.0 million outstanding under the Credit Facility. As of December 31, 2022, the Company has availability of approximately $212.1 million under its Credit Facility.
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

	Commercial Rents
	Year ended December 31,
	2022	2021	2020
Base rent	$20.55	$20.63	$19.97
Effective rent	$18.95	$18.91	$18.25

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

Results of Operations
The following is a discussion of the components of revenue and expense for the entire Company. This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 24, 2022.

Revenue
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2022	2021	2020	2022 from 2021	2021 from 2020
Base rent	$201,182	$197,930	$188,636	1.6%	4.9%
Expense recoveries	36,025	34,500	34,678	4.4%	(0.5)%
Percentage rent	1,632	1,504	927	8.5%	62.2%
Other property revenue	1,910	1,393	1,252	37.1%	11.3%
Credit (losses) recoveries on operating lease receivables, net	88	(812)	(5,212)	NM	NM
Rental revenue	240,837	234,515	220,281	2.7%	6.5%
Other revenue	5,023	4,710	4,926	6.6%	(4.4)%
Total revenue	$245,860	$239,225	$225,207	2.8%	6.2%

NM = Not Meaningful
Total revenue increased 2.8% in 2022 compared to 2021 as described below.
Base rent
The $3.3 million increase in base rent in 2022 compared to 2021 was primarily attributable to increased rental rates, lower vacancy and lower concessions at The Waycroft, which had a total impact of $2.8 million.
Expense recoveries
The $1.5 million increase in expense recoveries in 2022 compared to 2021 is primarily attributable to an increase in recoverable property operating expenses.
Other property revenue
The $0.5 million increase in 2022 compared to 2021 is primarily attributable to (a) higher late fees and interest charges of $0.3 million and (b) higher residential move-in fees of $0.1 million.
Credit (losses) recoveries on operating lease receivables, net
Credit (losses) recoveries on operating lease receivables, net during 2022 decreased $0.9 million from 2021. The decrease, which increases income, is primarily due to higher collections in 2022 of previously reserved lease receivables.
Other Revenue
Other revenue increased $0.3 million primarily due to (a) higher parking revenue of $0.6 million, partially offset by (b) lower lease termination fees of $0.3 million.

Expenses
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2022	2021	2020	2022 from 2021	2021 from 2020
Property operating expenses	$35,934	$32,881	$28,857	9.3%	13.9%
Real estate taxes	28,588	28,747	29,560	(0.6)%	(2.8)%
Interest expense, net and amortization of deferred debt costs	43,937	45,424	46,519	(3.3)%	(2.4)%
Depreciation and amortization of deferred leasing costs	48,969	50,272	51,126	(2.6)%	(1.7)%
General and administrative	22,392	20,252	19,107	10.6%	6.0%
Loss on early extinguishment of debt	648	—	—	NM	NM
Total expenses	$180,468	$177,576	$175,169	1.6%	1.4%

NM = Not Meaningful
Total expenses increased 1.6% in 2022 compared to 2021 as described below.
Property operating expenses
Property operating expenses increased $3.1 million in 2022 compared to 2021 primarily due to (a) increased repairs and maintenance costs across the portfolio of $1.7 million, (b) higher property employee costs of $0.4 million, (c) increased utilities across the portfolio of $0.3 million, (d) higher parking expenses in the Mixed-Use portfolio of $0.3 million, and (e) higher real estate tax appeal fees across the portfolio of $0.2 million.
Interest expense, net and amortization of deferred debt costs
Interest expense, net and amortization of deferred debt costs decreased $1.5 million in 2022 compared to 2021 primarily due to (a) higher capitalization of interest of $4.4 million related to Twinbrook and Hampden House, (b) lower interest incurred of $2.0 million due to a lower weighted average rate over the period, and (c) the extinguishment of the finance lease liability related to the land underlying the leasehold interest for Twinbrook of $0.4 million, partially offset by (d) higher interest incurred of $5.2 million due to higher average outstanding debt balances over the period.
Depreciation and amortization of deferred leasing costs
Depreciation and amortization of deferred leasing costs decreased $1.3 million in 2022 compared to 2021 primarily due to (a) lower depreciation expense of $0.8 million during the period and (b) lower amortization of deferred leasing costs of $0.5 million during the period.
General and administrative
General and administrative costs increased $2.1 million in 2022 compared to 2021 primarily due to (a) higher employee costs of $1.3 million and (b) higher loan administration costs of $0.7 million.
Loss on early extinguishment of debt
Loss on early extinguishment of debt increased $0.6 million due to the early refinance of loans at Great Falls Center and Village Center.

Same property revenue and same property operating income
Same property revenue and same property operating income are non-GAAP financial measures of performance and improve the comparability of these measures by excluding the results of properties which were not in operation for the entirety of the comparable reporting periods.
We define same property revenue as total revenue minus the revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property operating income as net income plus (a) interest expense, net and amortization of deferred debt costs, (b) depreciation and amortization of deferred leasing costs, (c) general and administrative expenses, (d) change in fair value of derivatives, and (e) loss on the early extinguishment of debt minus (f) gains on sale of property and (g) the operating income of properties that were not in operation for the entirety of the comparable periods.
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

The tables below provide reconciliations of property revenue and property operating income under GAAP to same property revenue and same property operating income for the indicated periods. No properties were excluded from same property results for the 2022 Period.
Same property revenue

(in thousands)	Year ended December 31,
	2022	2021
Total revenue	$245,860	$239,225
Less: Acquisitions, dispositions and development properties	—	—
Total same property revenue	$245,860	$239,225

Shopping centers	$172,055	$169,681
Mixed-Use properties	73,805	69,544
Total same property revenue	$245,860	$239,225

Total Shopping Center revenue	$172,055	$169,681
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center revenue	$172,055	$169,681

Total Mixed-Use property revenue	$73,805	$69,544
Less: Mixed-Use acquisitions, dispositions and development properties	—	—
Total same Mixed-Use revenue	$73,805	$69,544

The $6.6 million increase in same property revenue in 2022 compared to 2021 was primarily due to (a) higher base rent of $3.4 million, (b) higher expense recoveries of $1.5 million, (c) lower credit losses on operating lease receivables of $0.7 million and (d) higher other property revenue of $0.5 million.
Mixed-Use same property revenue is composed of the following:

	Year Ended December 31,
(In thousands)	2022	2021
Office mixed-use properties (1)	$37,845	$37,561
Residential mixed-use properties (retail activity) (2)	3,984	3,530
Residential mixed-use properties (residential activity) (3)	31,976	28,453
Total Mixed-Use same property revenue	$73,805	$69,544
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes The Waycroft and Park Van Ness
(3)Includes Clarendon South Block, The Waycroft and Park Van Ness

Same property operating income

	Year Ended December 31,
(In thousands)	2022	2021
Net income	$65,392	$61,649
Add: Interest expense, net and amortization of deferred debt costs	43,937	45,424
Add: Depreciation and amortization of deferred leasing costs	48,969	50,272
Add: General and administrative	22,392	20,252
Add: Loss on early extinguishment of debt	648	—
Property operating income	181,338	177,597
Less: Acquisitions, dispositions and development properties	—	—
Total same property operating income	$181,338	$177,597

Shopping Centers	$135,160	$133,897
Mixed-Use properties	46,178	43,700
Total same property operating income	$181,338	$177,597

Shopping Center operating income	$135,160	$133,897
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center operating income	$135,160	$133,897

Mixed-Use property operating income	$46,178	$43,700
Less: Mixed-Use acquisitions, dispositions and development properties	—	—
Total same Mixed-Use property operating income	$46,178	$43,700
During the year ended 2022, Shopping Center same property operating income increased 0.9% and Mixed-Use same property operating income increased 5.7%. Shopping Center same property operating income increased primarily due to higher base rent of $1.2 million. Mixed-Use same property operating income increased primarily due to (a) higher base rent of $2.2 million and (b) higher parking income, net of expenses of $0.3 million.
Mixed-Use same property operating income is composed of the following:

	Year Ended December 31,
(In thousands)	2022	2021
Office mixed-use properties (1)	$24,367	$24,545
Residential mixed-use properties (retail activity) (2)	2,917	2,658
Residential mixed-use properties (residential activity) (3)	18,894	16,497
Total Mixed-Use same property operating income	$46,178	$43,700
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes The Waycroft and Park Van Ness
(3)Includes Clarendon South Block, The Waycroft and Park Van Ness

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

Liquidity and Capital Resources
Cash and cash equivalents were $13.3 million and $14.6 million at December 31, 2022 and 2021, respectively. The changes in cash and cash equivalents during the years ended December 31, 2022 and 2021 were attributable to operating, investing and financing activities, as described below.

(in thousands)	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$121,151	$118,427
Net cash used in investing activities	(116,888)	(55,918)
Net cash used in financing activities	(5,578)	(74,771)
Decrease in cash and cash equivalents	$(1,315)	$(12,262)

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on outstanding debt.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $61.0 million increase in cash used in investing activities is primarily due to (a) higher development expenditures of $75.2 million, partially offset by (b) lower acquisitions of real estate investments of $9.0 million and (c) lower additions to real estate investments throughout the portfolio of $5.2 million.
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
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans, approximately 25,000 square feet of small shop space, 450 apartments and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. The total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. A portion of the project will be financed by a $145.0 million construction-to-permanent loan. Construction of the structure is ongoing. Concrete is being poured at the 12th level above ground, which is the final above ground level of the residential and retail portions of Phase I. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. The total cost of the project is expected to be approximately $246.4 million, a portion of which will be financed by a $133.0 million construction-to-permanent loan. Excavation is complete and below grade construction of foundation systems is in progress. Construction is expected to be completed during 2025.
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
Contractual Payment Obligations
As of December 31, 2022, the Company had unfunded contractual payment obligations totaling approximately $258.9 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2022.

	Payments Due By Period
(Dollars in thousands)	One Year or Less	More Than One Year	Total
Notes Payable:
Interest	$50,140	$316,355	$366,495
Scheduled Principal	32,926	287,872	320,798
Balloon Payments	9,225	908,660	917,885
Subtotal	92,291	1,512,887	1,605,178
Corporate Headquarters Lease (1)	801	2,697	3,498
Development and Predevelopment Obligations	152,299	31,293	183,592
Tenant Improvements	13,550	107,631	121,181
Total Contractual Obligations	$258,941	$1,654,508	$1,913,449

(1)See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Dividend Reinvestments
In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 138,142 and 287,239 shares under the Plan at a weighted average discounted price of $48.56 and $39.17 per share during the years ended December 31, 2022 and 2021, respectively. The Company issued 26,659 and 61,009 limited partnership units under the Plan at a weighted average price of $49.81 and $39.74 per unit during the years ended December 31, 2022 and 2021, respectively. The Company also credited 5,815 and 6,376 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $46.74 and $39.31 per share, during the years ended December 31, 2022 and 2021, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2022.
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
The Company's financing activity is described within Note 5 to the Consolidated Financial Statements. The following is a summary of notes payable as of December 31, 2022 and 2021.

Notes Payable	Year Ended December 31,		Interest	Scheduled
(Dollars in thousands)	2022	2021	Rate*	Maturity*
Lansdowne Town Center	$—	$28,533	5.62%	Jun-2022
Orchard Park	—	8,812	6.08%	Sep-2022
BJ's Wholesale Club	9,345	9,692	6.43%	Apr-2023
Great Falls Center	—	8,651	6.61%	Feb-2024
Leesburg Pike Center	12,543	13,213	7.35%	Jun-2024
Village Center	—	11,528	7.60%	Jun-2024
White Oak	19,985	20,874	6.89%	Jul-2024
Avenel Business Park	22,906	24,108	7.45%	Jul-2024
Ashburn Village	23,039	24,186	7.30%	Jan-2025
Ravenwood	11,975	12,553	6.18%	Jan-2026
Clarendon Center	86,264	90,600	5.31%	Apr-2026
Severna Park Marketplace	25,857	27,197	4.30%	Oct-2026
Kentlands Square II	29,658	31,155	4.53%	Nov-2026
Cranberry Square	13,946	14,634	4.70%	Dec-2026
Fixed-rate portion of Credit Facility	100,000	—	4.38%	Feb-2027
Seven Corners	—	56,413	5.84%	May-2027
Hampshire-Langley	12,231	12,868	4.04%	Apr-2028
Beacon Center	—	32,170	3.51%	Jun-2028
Seabreeze Plaza	13,302	13,897	3.99%	Sep-2028
Great Falls Center	31,313	—	3.91%	Sep-2029
Shops at Fairfax / Boulevard	23,443	24,398	3.69%	Mar-2030
Northrock	12,652	13,108	3.99%	Apr-2030
Burtonsville Town Square	33,439	34,558	3.39%	Feb-2032
Park Van Ness	62,813	64,661	4.88%	Sep-2032
Washington Square	52,030	53,745	3.75%	Dec-2032
Broadlands Village	28,858	29,613	4.41%	Nov-2033
The Glen	20,827	21,393	4.69%	Jan-2034
Olde Forte Village	20,136	20,682	4.65%	Feb-2034
Olney	12,476	12,299	8.00%	Apr-2034
Shops at Monocacy	26,422	27,143	4.14%	Dec-2034
Ashbrook Marketplace	20,807	21,329	3.80%	Aug-2035
Kentlands	28,157	28,899	3.43%	Aug-2035
The Waycroft	152,679	156,116	4.67%	Sep-2035
Village Center	25,057	—	4.14%	Aug-2037
Beacon Center / Seven Corners	142,522	—	5.05%	Oct-2037
Total fixed rate	1,074,682	949,028	4.77%	8.77 years
Variable rate loans:
Variable-rate portion of Credit Facility	164,000	206,000	SOFR + 1.50%	Aug-2025
Total variable rate	164,000	206,000	5.80%	2.66 years
Total notes payable	$1,238,682	$1,155,028	4.91%	7.96 years
*    Totals computed using weighted averages.

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
On August 4, 2022, the Company closed on a 15-year, non-recourse, $25.3 million mortgage secured by Village Center. The loan matures in 2037, bears interest at a fixed-rate of 4.14%, requires monthly principal and interest payments of $135,200 based on a 25-year amortization schedule and requires a final payment of $13.4 million at maturity. Proceeds were used to repay the remaining balance of approximately $11.2 million on the existing mortgage and reduce the outstanding balance of the Credit Facility. A $0.4 million loss on early extinguishment of debt was recognized.
On August 23, 2022, the Company entered into two floating-to-fixed interest rate swap agreements to manage the interest rate risk associated with $100.0 million of its variable-rate debt. Each swap agreement became effective October 3, 2022 and each has a $50.0 million notional amount. One agreement terminates on October 1, 2027 and effectively fixes SOFR at 2.96%. The other agreement terminates on October 1, 2030 and effectively fixes SOFR at 2.91%. Because the interest-rate swaps effectively fix SOFR for $100.0 million of variable-rate debt, unless otherwise indicated, $100.0 million of variable-rate debt will be treated as fixed-rate debt for disclosure purposes beginning September 30, 2022. The Company has designated the agreements as cash flow hedges for accounting purposes.
As of December 31, 2022, the fair value of the interest-rate swaps totaled approximately $4.0 million, which is included in Other assets in the Consolidated Balance Sheets. The increase in value from inception of the swaps is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
On August 24, 2022, the Company closed on a 7-year, non-recourse, $31.5 million mortgage secured by Great Falls Center. The loan matures in 2029, bears interest at a fixed-rate of 3.91%, requires monthly principal and interest payments of $164,700 based on a 25-year amortization schedule and requires a final payment of $25.7 million at maturity. Proceeds were used to repay the remaining balance of approximately $8.0 million on the existing mortgage and reduce the outstanding balance of the Credit Facility. A $0.2 million loss on early extinguishment of debt was recognized.
On September 6, 2022, the Company closed on a 15-year, non-recourse, $143.0 million mortgage secured by Beacon Center and Seven Corners Center. The loan matures in 2037, bears interest at a fixed-rate of 5.05%, requires monthly principal and interest payments of $840,100 based on a 25-year amortization schedule and requires a final payment of $79.9 million at maturity. Proceeds were used to repay the remaining balance of approximately $85.3 million on the existing mortgages and reduce the outstanding balance of the Credit Facility. This transaction was treated as a modification of the original debt agreement. A prepayment penalty of $5.9 million was incurred, which was deferred and will be amortized as interest expense over the life of the loan and is included as a reduction to notes payable, net in the Consolidated Balance Sheets.

Funds From Operations
In 2022, the Company reported Funds From Operations (“FFO”)1 available to common stockholders and noncontrolling interests of $103.2 million, a 2.4% increase from 2021 FFO available to common stockholders and noncontrolling interests of $100.7 million. FFO available to common stockholders and noncontrolling interests increased primarily due to (a) higher base rent of $3.4 million, (b) lower interest expense, net and amortization of deferred debt costs of $1.5 million, primarily due to higher capitalized interest and (c) lower credit losses on operating lease receivables and corresponding reserves, collectively, of $0.7 million, partially offset by (d) higher general and administrative costs of $2.1 million and (e) lower recovery income, net of expenses of $1.4 million. The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income	$65,392	$61,649	$50,316
Subtract:
Gain on sale of property	—	—	(278)
Add:
Real estate depreciation and amortization	48,969	50,272	51,126
FFO	114,361	111,921	101,164
Subtract:
Preferred stock dividends	(11,194)	(11,194)	(11,194)
FFO available to common stockholders and noncontrolling interests	$103,167	$100,727	$89,970
Weighted average shares and units:
Basic	33,256	32,029	31,266
Diluted (2)	33,972	33,098	31,267
Basic FFO per share available to common stockholders and noncontrolling interests	$3.10	$3.14	$2.88
Diluted FFO per share available to common stockholders and noncontrolling interests.	$3.04	$3.04	$2.88

(1)The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding impairment charges on depreciable real estate assets and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

(2)Beginning March 5, 2021, fully diluted shares and units includes 1,416,071 limited partnership units held in escrow related to the contribution of Twinbrook Quarter by 1592 Rockville Pike. Half of the units held in escrow were released on October 18, 2021. The remaining units held in escrow are scheduled to be released on October 18, 2023.

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
Portfolio Leasing Status
The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated. This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 24, 2022.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2022	50	7	7,877,330	1,136,885	94.7%	82.5%
2021	50	7	7,874,130	1,136,937	93.4%	82.3%
The overall commercial portfolio leasing percentage, on a comparative same property basis, increased to 93.2% at December 31, 2022 from 92.0% at December 31, 2021. Included in the 93.2% of space leased as of December 31, 2022, is approximately 241,000 square feet of space, representing 2.7% of total commercial square footage, that has not been occupied by the tenant. Collectively, these leases are expected to produce approximately $5.4 million of additional annualized base rent, an average of $22.41 per square foot, upon tenant occupancy and following any contractual rent concessions.
The Mixed-Use commercial leasing percentage is composed of commercial leases at office mixed-use properties and residential mixed-use properties. The leasing percentage at office mixed-use properties increased to 82.0% at December 31, 2022 from 81.6% at December 31, 2021. The retail leasing percentage at residential mixed-use properties decreased to 91.2% at December 31, 2022 from 92.4% at December 31, 2021.
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

Commercial Property Leasing Activity					Average Base Rent per Square Foot
Year ended December 31,	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2022	1,274,191	86,713	304	17	$22.50	$28.04	$21.37	$29.66
2021	1,227,362	126,181	256	29	18.91	40.59	19.15	46.83
Additional information about commercial leasing activity during the three months ended December 31, 2022, is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either as a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	19	1	65
Square feet	62,687	3,200	184,720
Per square foot average annualized:
Base rent	$25.35	$60.94	$30.09
Tenant improvements	(4.32)	(12.50)	(0.16)
Leasing costs	(0.90)	(1.92)	(0.01)
Rent concessions	(0.31)	—	(0.02)
Effective rents	$19.82	$46.52	$29.90

As of December 31, 2022, 1,026,830 square feet of Commercial space was subject to leases scheduled to expire in 2023. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Commercial Property Leases:	Total
Square feet	1,026,830
Average base rent per square foot	$18.53
Estimated market base rent per square foot	$18.59
The Residential portfolio was 97.2% leased at December 31, 2022, compared to 97.1% at December 31, 2021.

Residential Property Leasing Activity		Average Rent per Square Foot
Year ended December 31,	Number of leases	New/Renewed Leases	Expiring Leases
2022	1,005	$3.44	$3.22
2021	694	3.22	3.28
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

The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of December 31, 2022, the Company had unhedged variable rate indebtedness totaling $164.0 million. If the interest rates on the Company’s unhedged variable rate debt instruments outstanding at December 31, 2022 had been one percentage point higher or lower, our annual interest expense relating to these debt instruments would have increased or decreased by $1.6 million based on those balances. As of December 31, 2022, the Company had fixed-rate indebtedness totaling $1.07 billion with a weighted average interest rate of 4.8%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2022 had been one percentage point higher, the fair value of those debt instruments on that date would have decreased by $56.9 million. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2022 had been one percentage point lower, the fair value of those debt instruments on that date would have increased by $62.4 million.
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
Item 8. Financial Statements and Supplementary Data
The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a) Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP (PCAOB ID Number 34).
F-3	(b) Consolidated Balance Sheets - December 31, 2022 and 2021.
F-4	(c) Consolidated Statements of Operations - Years ended December 31, 2022, 2021, and 2020.
F-5	(d) Consolidated Statements of Comprehensive Income – Years ended December 31, 2022, 2021, and 2020.
F-6	(e) Consolidated Statements of Equity - Years ended December 31, 2022, 2021, and 2020.
F-7	(f) Consolidated Statements of Cash Flows - Years ended December 31, 2022, 2021, and 2020.
F-8	(g) Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Quarterly Assessment.
The Company carried out an assessment as of December 31, 2022 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer, and its Senior Vice President-Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

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
Assessment of Effectiveness of Disclosure Controls and Procedures
Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective.
Assessment of Effectiveness of Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2022, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
    None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 12, 2023 (the “Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services
The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2022 and 2021 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP — PCAOB ID Number	34

	(b)	Consolidated Balance Sheets - December 31, 2022 and 2021

	(c)	Consolidated Statements of Operations - Years ended December 31, 2022, 2021, and 2020.

	(d)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2022, 2021, and 2020.

	(e)	Consolidated Statements of Equity - Years ended December 31, 2022, 2021, and 2020.

	(f)	Consolidated Statements of Cash Flows - Years ended December 31, 2022, 2021, and 2020.

	(g)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Schedule of the Company:

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

(n)
First Amendment to Credit Agreement dated October 3, 2022, by and among: the Partnership, as Borrower; Wells Fargo Bank, National Association, as Administrative Agent; Capitol One, National Association, as Syndication Agent; TD Bank, N.A., U.S. Bank National Association, Regions Bank, PNC Bank, National Association, and Associated Bank, National Association, as Lenders and filed as Exhibit 10.1 of the September 30, 2022 Quarterly Report of the Company, is hereby incorporated by reference.

	(o)	The Saul Centers, Inc. 2004 Stock Plan, as amended on April 25, 2008, May 10, 2013 and May 3, 2019, is hereby incorporated by reference.

	(p)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.*

	(q)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.*

(r)
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

(v)
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

101.
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

104.1		Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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

SAUL CENTERS, INC.
(Registrant)

Date:	March 2, 2023	/s/ B. Francis Saul II
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

Date:	March 2, 2023	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	March 2, 2023	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date:	March 2, 2023	/s/ Carlos L. Heard
Carlos L. Heard, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 2, 2023	/s/ Joel A. Friedman
Joel A. Friedman, Senior Vice President-Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Date:	March 2, 2023	/s/ John E. Chapoton
John E. Chapoton, Director

Date:	March 2, 2023	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	March 2, 2023	/s/ J. Page Lansdale
J. Page Lansdale, Director

Date:	March 2, 2023	/s/ Willoughby B. Laycock
Willoughby B. Laycock, Director

Date:	March 2, 2023	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	March 2, 2023	/s/ Earl A. Powell III
Earl A. Powell III, Director

Date:	March 2, 2023	/s/ Andrew M. Saul II
Andrew M. Saul II Director

Date:	March 2, 2023	/s/ Mark Sullivan III
Mark Sullivan III, Director

Date:	March 2, 2023
John R. Whitmore, Director

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a)2(b) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 2, 2023

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 2, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

McLean, Virginia
March 2, 2023

Saul Centers, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2022	2021
Assets
Real estate investments
Land	$511,529	$511,529
Buildings and equipment	1,576,924	1,566,686
Construction in progress	319,683	205,911
	2,408,136	2,284,126
Accumulated depreciation	(688,475)	(650,113)
	1,719,661	1,634,013
Cash and cash equivalents	13,279	14,594
Accounts receivable and accrued income, net	56,323	58,659
Deferred leasing costs, net	22,388	24,005
Other assets	21,651	15,490
Total assets	$1,833,302	$1,746,761
Liabilities
Mortgage notes payable	$961,577	$941,456
Revolving credit facility payable	161,941	103,167
Term loan facility payable	99,382	99,233
Accounts payable, accrued expenses and other liabilities	42,978	25,558
Deferred income	23,169	25,188
Dividends and distributions payable	22,453	21,672
Total liabilities	1,311,500	1,216,274
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,016,009 and 23,840,471 shares issued and outstanding, respectively	240	238
Additional paid-in capital	446,301	436,609
Partnership units in escrow	39,650	39,650
Distributions in excess of accumulated earnings	(273,559)	(256,448)
Accumulated other comprehensive income	2,852	—
Total Saul Centers, Inc. equity	400,484	405,049
Noncontrolling interests	121,318	125,438
Total equity	521,802	530,487
Total liabilities and equity	$1,833,302	$1,746,761
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Revenue
Rental revenue	$240,837	$234,515	$220,281
Other	5,023	4,710	4,926
Total revenue	245,860	239,225	225,207
Expenses
Property operating expenses	35,934	32,881	28,857
Real estate taxes	28,588	28,747	29,560
Interest expense, net and amortization of deferred debt costs	43,937	45,424	46,519
Depreciation and amortization of deferred leasing costs	48,969	50,272	51,126
General and administrative	22,392	20,252	19,107
Loss on early extinguishment of debt	648	—	—
Total expenses	180,468	177,576	175,169
Gain on sale of property	—	—	278
Net Income	65,392	61,649	50,316
Noncontrolling interests
Income attributable to noncontrolling interests	(15,198)	(13,260)	(9,934)
Net income attributable to Saul Centers, Inc.	50,194	48,389	40,382
Preferred stock dividends	(11,194)	(11,194)	(11,194)
Net income available to common stockholders	$39,000	$37,195	$29,188
Per share net income available to common stockholders
Basic and diluted	$1.63	$1.57	$1.25
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income	$65,392	$61,649	$50,316
Other comprehensive income
Change in unrealized gain on cash flow hedge	3,962	—	—
Total comprehensive income	69,354	61,649	50,316
Comprehensive income attributable to noncontrolling interests	(16,308)	(13,260)	(9,934)
Total comprehensive income attributable to Saul Centers, Inc.	53,046	48,389	40,382
Preferred stock dividends	(11,194)	(11,194)	(11,194)
Total comprehensive income available to common stockholders	$41,852	$37,195	$29,188
The Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2019	$185,000	$232	$410,926	$—	$(221,177)	$—	$374,981	$68,375	$443,356
Issuance of common stock:
228,498 shares pursuant to dividend reinvestment plan	—	3	7,732	—	—	—	7,735	—	7,735
16,887 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	—	1,967	—	—	—	1,967	—	1,967
Issuance of 51,579 partnership units	—	—	—	—	—	—	—	1,677	1,677
Net income	—	—	—	—	40,382	—	40,382	9,934	50,316
Preferred stock distributions:
Series D	—	—	—	—	(3,446)	—	(3,446)	—	(3,446)
Series E	—	—	—	—	(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	(37,108)	—	(37,108)	(12,571)	(49,679)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.53/share) and partnership units ($0.53/unit)	—	—	—	—	(12,438)	—	(12,438)	(4,207)	(16,645)
Balance, December 31, 2020	185,000	235	420,625	—	(241,535)	—	364,325	63,208	427,533

CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of common stock:
293,615 shares pursuant to dividend reinvestment plan	—	3	11,497	—	—	—	11,500	—	11,500
70,231 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	—	4,487	—	—	—	4,487	—	4,487
Issuance of partnership units:
61,009 pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	2,398	2,398
469,740 pursuant to the acquisition of Twinbrook leasehold interest	—	—	—	—	—	—	—	21,500	21,500
93,674 for the Ashbrook bonus value pursuant to the Ashbrook Contribution	—	—	—	—	—	—	—	4,320	4,320
1,416,071 restricted units pursuant to the Twinbrook Contribution Agreement	—	—	—	79,300	—	—	79,300	—	79,300
708,036 restricted units released from escrow pursuant to the Twinbrook Contribution Agreement	—	—	—	(39,650)	—	—	(39,650)	39,650	—
Net income	—	—	—	—	48,389	—	48,389	13,260	61,649
Preferred stock distributions:
Series D	—	—	—	—	(3,445)	—	(3,445)	—	(3,445)
Series E	—	—	—	—	(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	(38,525)	—	(38,525)	(13,614)	(52,139)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.57/share) and partnership units ($0.57/unit)	—	—	—	—	(13,583)	—	(13,583)	(5,284)	(18,867)
Balance, December 31, 2021	185,000	238	436,609	39,650	(256,448)	—	405,049	125,438	530,487
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of common stock:
143,957 shares pursuant to dividend reinvestment plan	—	2	6,977	—	—	—	6,979	—	6,979
31,581 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	—	2,715	—	—	—	2,715	—	2,715
Issuance of Partnership units
26,659 pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	1,322	1,322
Net income	—	—	—	—	50,194	—	50,194	15,198	65,392
Change in unrealized gain on cash flow hedge	—	—	—	—	—	2,852	2,852	1,110	3,962
Preferred stock distributions:
Series D	—	—	—	—	(3,445)	—	(3,445)	—	(3,445)
Series E	—	—	—	—	(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	(41,940)	—	(41,940)	(16,264)	(58,204)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	(14,171)	—	(14,171)	(5,486)	(19,657)
Balance, December 31, 2022	$185,000	$240	$446,301	$39,650	$(273,559)	$2,852	$400,484	$121,318	$521,802

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$65,392	$61,649	$50,316
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	648	—	—
Gain on sale of property	—	—	(278)
Depreciation and amortization of deferred leasing costs	48,969	50,272	51,126
Amortization of deferred debt costs	1,985	1,710	1,570
Non cash compensation costs of stock grants and options	1,521	1,562	1,438
Credit losses (recoveries) on operating lease receivables	(88)	812	5,212
(Increase) decrease in accounts receivable and accrued income	2,424	5,446	(17,818)
Additions to deferred leasing costs	(2,716)	(1,814)	(8,050)
(Increase) decrease in other assets	4,511	(2,820)	5
Increase (decrease) in accounts payable, accrued expenses and other liabilities	524	(285)	861
Increase (decrease) in deferred income	(2,019)	1,895	(6,013)
Net cash provided by operating activities	121,151	118,427	78,369
Cash flows from investing activities:
Acquisitions of real estate investments (1) (2) (3)	—	(9,011)	—
Additions to real estate investments	(15,781)	(21,023)	(20,547)
Additions to development and redevelopment projects	(101,107)	(25,884)	(35,983)
Proceeds from sale of property	—	—	376
Net cash used in investing activities	(116,888)	(55,918)	(56,154)
Cash flows from financing activities:
Proceeds from mortgage notes payable	199,750	—	52,100
Repayments on mortgage notes payable	(174,096)	(42,641)	(45,654)
Proceeds from term loan facility	—	25,000	—
Proceeds from revolving credit facility	155,000	46,000	90,000
Repayments on revolving credit facility	(97,000)	(44,500)	(73,000)
Proceeds from construction loans payable	—	10,917	35,883
Payments of debt extinguishment costs	(593)	—	—
Additions to deferred debt costs	(9,869)	(6,393)	(1,206)
Proceeds from the issuance of:
Common stock	8,173	14,425	8,264
Partnership units (1) (2) (3)	1,322	2,398	1,677
Distributions to:
Series D preferred stockholders	(4,594)	(4,593)	(4,594)
Series E preferred stockholders	(6,600)	(6,600)	(6,600)
Common stockholders	(55,523)	(50,963)	(49,383)
Noncontrolling interests	(21,548)	(17,821)	(16,751)
Net cash used in financing activities	(5,578)	(74,771)	(9,264)
Net increase (decrease) in cash and cash equivalents	(1,315)	(12,262)	12,951
Cash and cash equivalents, beginning of year	14,594	26,856	13,905
Cash and cash equivalents, end of year	$13,279	$14,594	$26,856
Supplemental disclosure of cash flow information:
Cash paid for interest	$40,725	$44,575	$44,990
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$19,006	$5,906	$4,327

(1)The 2021 acquisition of real estate and proceeds from the issuance of partnership units each excludes $79,300 in connection with the contribution of Twinbrook Quarter by the  B. F. Saul Real Estate Investment Trust in exchange for limited partnership units, half of which units remain in escrow.
(2)The 2021 acquisition of real estate and proceeds from the issuance of partnership units each excludes $21,500 in connection with the contribution of the Twinbrook Quarter leasehold interest in exchange for limited partnership units.
(3)The 2021 acquisition of real estate and proceeds from the issuance of partnership units each excludes $4,320 in connection with the issuance of additional limited partnership units to B. F. Saul Real Estate Investment Trust as additional consideration pursuant to the terms of the 2016 contribution agreement, as amended, related to Ashbrook Marketplace.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2022, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. One retail tenant, Giant Food (5.1%), a tenant at 11 Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2022.
As of December 31, 2022, the Current Portfolio Properties consisted of 50 Shopping Centers, seven Mixed-Use Properties, and four (non-operating) development properties.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of December 31, 2022 and December 31, 2021, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity ("VIE") of the Company because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct the activities of the Operating Partnership and the rights to absorb 72.0% of the net income of the Operating Partnership. Because the Operating Partnership is consolidated into the financial statements of the Company, the identification of it as a VIE has no impact on the consolidated financial statements of the Company.

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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2022, 2021, or 2020.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, for the years ended December 31, 2022, 2021, and 2020, was $44.6 million, $45.5 million, and $45.9 million, respectively. Repairs and maintenance expense totaled $15.2 million, $13.5 million, and $11.1 million for 2022, 2021, and 2020, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.
As of December 31, 2022, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Accordingly, under applicable GAAP guidance, no impairment charges were recorded.

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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of December 31, 2022 and 2021, the Company had no assets designated as held for sale.
Revenue Recognition
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
Rental and interest income are accrued as earned. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Upon adoption of ASU 2016-02, we made a policy election not to separate lease and nonlease components and have accounted for each lease component and the related nonlease components together as a single component. Expense recoveries are recognized in the period in which the expenses are incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint, pursuant to the terms of their respective leases.
Due to the business disruptions and challenges severely affecting the global economy caused by the novel strain of coronavirus (“COVID-19”) pandemic, some lessees have requested rent relief, including rent deferrals and other lease concessions. The lease modification guidance in ASU 2016-02 does not contemplate the rapid execution of concessions for multiple tenants in response to sudden liquidity constraints of lessees. In April 2020, the FASB staff issued a question and answer document that provided guidance allowing the Company to elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief, which, in the case of rent deferrals, results in the accrual of rent due from tenants and defers the payment of that rent to a future date, and will monitor the collectability of rent receivables.
Accounts Receivable, Accrued Income, and Allowance for Doubtful Accounts
Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectability and, upon the determination that the

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. We also assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, effects of tenant bankruptcies, historical levels of bad debt and current economic trends. Additionally, because of the uncertainties related to the impact of the COVID-19 pandemic, our assessment also takes into consideration the types of business conducted by tenants and current discussions with the tenants, as well as recent rent collection experience. Evaluating and estimating uncollectable lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. For the year-ended December 31, 2022, we increased rental revenue by $461,400 due to payments from tenants of receivables that were previously reserved or charged off. Actual results could differ from these estimates.

At December 31, 2022 and December 31, 2021, accounts receivable was comprised of:

(In thousands)	December 31, 2022	December 31, 2021
Rents currently due	$8,433	$8,484
Deferred rents	1,042	2,872
Straight-line rent	45,815	46,681
Other receivables	2,706	3,704
Reserve for credit losses on operating lease receivables	(1,673)	(3,082)
Total	$56,323	$58,659
Deferred Leasing Costs

Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, costs paid to external third-party brokers, and internal lease commissions that are incremental to obtaining a lease and would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $22.4 million and $24.0 million, net of accumulated amortization of approximately $51.3 million and $48.7 million, as of December 31, 2022 and 2021, respectively. Amortization expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled approximately $4.3 million, $4.7 million, and $5.2 million, for the years ended December 31, 2022, 2021, and 2020, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2022 are held in accounts at various banks. From time to time the Company may maintain deposits with financial institutions in amounts in excess of federally insured limits. The Company has not experienced any losses on such deposits and believes it is not exposed to any significant credit risk on those deposits.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
As of December 31, 2022, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2022, 2021, and 2020. The tax basis of the Company’s real estate investments was approximately $1.61 billion and $1.64 billion as of December 31, 2022 and 2021, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2019.
Legal Contingencies
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, which are generally covered by insurance. Upon determination that a loss is probable to occur and can be reasonably estimated, the estimated amount of the loss is recorded in the financial statements.
Recently Issued Accounting Standards
Recently issued accounting standards or pronouncements have been excluded because they are either not relevant to the Company or they are expected not to have a material impact on the Consolidated Financial Statements of the Company.

Reclassifications
Certain reclassifications have been made to prior years to conform to the presentation used for the year ended December 31, 2022.

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

	December 31,
(in thousands)	2022	2021

Twinbrook Quarter	$227,672	$138,069
Hampden House	80,704	56,898
Other	11,307	10,944
Total	$319,683	$205,911

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
The gross carrying amount of lease intangible assets included in deferred leasing costs as of December 31, 2022 and 2021 was $10.7 million and $11.0 million, respectively, and accumulated amortization was $9.2 million and $9.1 million, respectively. Amortization expense totaled $0.4 million, $0.5 million and $0.6 million, for the years ended December 31, 2022, 2021, and 2020, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2022 and 2021 was $23.3 million and $23.3 million, respectively, and accumulated amortization was $17.3 million and $16.0 million, respectively. Accretion income totaled $1.3 million, $1.4 million, and $1.4 million, for the years ended December 31, 2022, 2021, and 2020, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2022 and 2021 was $0.6 million and $0.6 million, respectively, and accumulated amortization was $194,800 and $161,800, respectively. Amortization expense totaled $32,900, $32,900 and $43,600, for the years ended December 31, 2022, 2021 and 2020, respectively. The remaining weighted-average amortization period as of December 31, 2022 is 4.6 years, 6.3 years, and 4.9 years for lease acquisition costs, above market leases and below market leases, respectively.
As of December 31, 2022, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2023	$316	$33	$1,297
2024	199	33	878
2025	153	33	601
2026	131	33	509
2027	121	33	507
Thereafter	593	244	2,237
Total	$1,513	$409	$6,029

4.    NONCONTROLLING INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP
Saul Centers is the sole general partner of the Operating Partnership, owning a 72.0% common interest as of December 31, 2022. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by the Saul Organization.
The Saul Organization holds a 26.6% limited partnership interest in the Operating Partnership represented by 8,827,873 limited partnership units, as of December 31, 2022. The units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2022, approximately 411,000 units were eligible for conversion.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2022, a third party investor holds a 1.4% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers' common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers' common stock.
The impact of the Saul Organization’s 26.6% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the years ended December 31, 2022, 2021, and 2020, were 34.0 million, 33.1 million, and 31.3 million, respectively.
The Company previously issued 708,035 limited partnership units related to the contribution of Twinbrook Quarter that are held in escrow and will be released on October 18, 2023. Until such time as the units are released from escrow, they are not eligible to receive distributions from the Operating Partnership.
5.    NOTES PAYABLE, BANK CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS
At December 31, 2022, the principal amount of outstanding debt totaled $1.2 billion, of which $1.07 billion was fixed rate debt and $164.0 million was variable rate debt. The principal amount of the Company’s outstanding debt totaled $1.2 billion at December 31, 2021, of which $949.0 million was fixed rate debt and $206.0 million was variable rate debt.
At December 31, 2022, the Company had a $525.0 million Credit Facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, which may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027, and may not be extended. Through October 2, 2022, interest accrued at LIBOR plus an applicable spread, which was determined by certain leverage tests. Effective October 3, 2022, in conjunction with the execution of the First Amendment to the Credit Facility, interest accrues at SOFR plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of December 31, 2022, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On December 31, 2022, based on the value of the Company’s unencumbered properties, approximately $212.1 million was available under the Credit Facility, $264.0 million was outstanding and approximately $185,000 was committed for letters of credit.
On August 23, 2022, the Company entered into two floating-to-fixed interest rate swap agreements to manage the interest rate risk associated with $100.0 million of its variable-rate debt. Each swap agreement became effective October 3, 2022 and each has a $50.0 million notional amount. One agreement terminates on October 1, 2027 and effectively fixes SOFR at 2.96%. The other agreement terminates on October 1, 2030 and effectively fixes SOFR at 2.91%. Because the interest-rate swaps effectively fix SOFR for $100.0 million of variable-rate debt, unless otherwise indicated, $100.0 million of variable-rate debt will be treated as fixed-rate debt for disclosure purposes beginning September 30, 2022. The Company has designated the agreements as cash flow hedges for accounting purposes.
As of December 31, 2022, the fair value of the interest-rate swaps totaled approximately $4.0 million, which is included in Other assets in the Consolidated Balance Sheets. The increase in value from inception of the swaps is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

On June 7, 2022, the Company repaid in full the remaining principal balance of $8.6 million of the mortgage loan secured by Orchard Park, which was scheduled to mature in September 2022.
On August 4, 2022, the Company closed on a 15-year, non-recourse, $25.3 million mortgage secured by Village Center. The loan matures in 2037, bears interest at a fixed-rate of 4.14%, requires monthly principal and interest payments of $135,200 based on a 25-year amortization schedule and requires a final payment of $13.4 million at maturity. Proceeds were used to repay the remaining balance of approximately $11.2 million on the existing mortgage and reduce the outstanding balance of the Credit Facility. A $0.4 million loss on early extinguishment of debt was recognized.
On August 24, 2022, the Company closed on a 7-year, non-recourse, $31.5 million mortgage secured by Great Falls Center. The loan matures in 2029, bears interest at a fixed-rate of 3.91%, requires monthly principal and interest payments of $164,700 based on a 25-year amortization schedule and requires a final payment of $25.7 million at maturity. Proceeds were used to repay the remaining balance of approximately $8.0 million on the existing mortgage and reduce the outstanding balance of the Credit Facility. A $0.2 million loss on early extinguishment of debt was recognized.
On September 6, 2022, the Company closed on a 15-year, non-recourse, $143.0 million mortgage secured by Beacon Center and Seven Corners Center. The loan matures in 2037, bears interest at a fixed-rate of 5.05%, requires monthly principal and interest payments of $840,100 based on a 25-year amortization schedule and requires a final payment of $79.9 million at maturity. Proceeds were used to repay the remaining balance of approximately $85.3 million on the existing mortgages and reduce the outstanding balance of the Credit Facility. This transaction was treated as a modification of the original debt agreement. A prepayment penalty of $5.9 million was incurred, which was deferred and will be amortized as interest expense over the life of the loan and is included as a reduction to notes payable, net in the Consolidated Balance Sheets.
Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. The Operating Partnership is the guarantor of (a) a portion of the Broadlands mortgage (approximately $3.6 million of the $28.9 million outstanding balance at December 31, 2022), (b) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $22.9 million outstanding balance at December 31, 2022), (c) a portion of The Waycroft mortgage (approximately $23.6 million of the $152.7 million outstanding balance at December 31, 2022), (d) the Ashbrook Marketplace mortgage (totaling $20.8 million at December 31, 2022), and (e) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands pad (totaling $28.2 million at December 31, 2022). All other notes payable are non-recourse.
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
The carrying value of the properties collateralizing the mortgage notes payable totaled $1.0 billion and $1.1 billion, as of December 31, 2022 and 2021, respectively. The Company’s Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2022.
•limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);
•limit the amount of debt so that interest coverage will exceed 2.0 x on a trailing four-quarter basis (interest expense coverage); and

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

•limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.4x on a trailing four-quarter basis (fixed charge coverage).
Mortgage notes payable totaling $2.0 million and $41.0 million, respectively, at each of December 31, 2022 and 2021, are guaranteed by members of the Saul Organization.
As of December 31, 2022, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31 are as follows:

(in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2023	$9,225		$32,926	$42,151
2024	50,117		33,566	83,683
2025	184,363	(a)	31,423	215,786
2026	134,088		28,062	162,150
2027	100,000	(b)	23,454	123,454
Thereafter	440,093		171,366	611,459
Principal amount	$917,886		$320,797	1,238,683
Unamortized deferred debt costs				15,783
Net				$1,222,900
        (a) Includes $164.0 million outstanding under the Credit Facility.
        (b) Includes $100.0 million outstanding under the Credit Facility.
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $15.8 million and $11.2 million, net of accumulated amortization of $7.9 million and $7.7 million at December 31, 2022 and 2021, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

The components of interest expense are set forth below.

(in thousands)	Year ended December 31,
	2022	2021	2020
Interest incurred	$53,219	$50,552	$51,705
Amortization of deferred debt costs	1,985	1,710	1,570
Capitalized interest	(11,191)	(6,831)	(6,616)
Interest expense	44,013	45,431	46,659
Less: Interest income	76	7	140
Interest expense, net and amortization of deferred debt costs	$43,937	$45,424	$46,519
Deferred debt costs capitalized during the years ended December 31, 2022, 2021 and 2020 totaled $9.9 million, $6.4 million and $1.2 million, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

6.    LEASE AGREEMENTS
Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2022, 2021, and 2020, amounted to $201.2 million, $197.9 million, and $188.6 million, respectively. Future contractual payments under noncancelable leases for years ended December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2023	$168,994
2024	150,313
2025	126,360
2026	101,571
2027	82,878
Thereafter	318,265
$948,381
The majority of the leases provide for rental increases based on fixed annual increases or increases in the Consumer Price Index and expense recoveries based on increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2022, 2021, and 2020, amounted to $36.0 million, $34.5 million, and $34.7 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.6 million, $1.5 million, and $0.9 million, for the years ended December 31, 2022, 2021, and 2020, respectively.
7.    LONG-TERM LEASE OBLIGATIONS
At December 31, 2022 and 2021, no properties were situated upon land subject to noncancelable long- term leases.

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
The Company’s corporate headquarters space is leased by a member of the Saul Organization. The lease commenced in March 2002 and expires in February 2027. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2022, 2021, and 2020 was $824,300, $799,500, and $799,300, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).
On January 1, 2019, in conjunction with the adoption of ASU 2016-02, a right of use asset and corresponding lease liability related to our headquarters lease were recorded in other assets and other liabilities, respectively. The lease commenced in March 2002 and expires on February 28, 2027. On February 28, 2022, the lease was extended for an additional period of 60 months. In conjunction with the lease extension, a right of use asset and corresponding lease liability was recognized of $3.8 million and $3.8 million, respectively. The right of use asset and corresponding lease liability totaled $3.2 million and $3.2 million, respectively, at December 31, 2022.
8.    EQUITY AND NONCONTROLLING INTERESTS
The Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 reflect noncontrolling interests of $15.2 million, $13.3 million, and $9.9 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

At December 31, 2022, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At December 31, 2022, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

	December 31,
(Shares in thousands)	2022	2021	2020
Weighted average common shares outstanding - Basic	23,964	23,655	23,356
Effect of dilutive options	8	7	1
Weighted average common shares outstanding - Diluted	23,972	23,662	23,357
Average share price	$46.21	$43.53	$33.84
Non-dilutive options	1,438	1,360	1,439
Years non-dilutive options were issued	2013 through 2022	2013 through 2021	2014 through 2020

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits,

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

were $387,700, $404,300, and $302,000, for 2022, 2021, and 2020, respectively. All amounts deferred by employees and contributed by the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount and the Company matches those deferrals up to three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $337,900, $238,400, and $241,300, for the years ended December 31, 2022, 2021, and 2020, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $3.0 million and $3.2 million, at December 31, 2022 and 2021, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2022, 2021, and 2020, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $9.6 million, $8.0 million, and $7.4 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2022 and 2021, accounts payable, accrued expenses and other liabilities included $1.2 million and $1.1 million, respectively, representing billings due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $286,900, $397,900, and $427,700, for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to their have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the twelve months ended December 31, 2022, 8,322 shares were credited to director's deferred fee accounts and 7,738 shares were issued. As of December 31, 2022, the director's deferred fee accounts comprise 120,824 shares.
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
Effective April 24, 2020, the Compensation Committee granted options to purchase 238,000 shares (29,624 incentive stock options and 208,376 nonqualified stock options) to 20 Company officers and 11 Company Directors (the “2020 Options”), which expire on April 23, 2030. The officers’ 2020 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2020 Options were immediately exercisable. The exercise price of $50.00 per share was detemined by the Compensation Committee. The exercise price was greater than the closing market price of the Company's common stock on the date of award, which was $28.02. Using the Black-Scholes model, the Company determined the total fair value of the 2020 Options to be $0.2 million, of which $0.2 million and $23,100 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $23,100 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
Effective May 7, 2021, the Compensation Committee granted options to purchase 250,500 shares (35,572 incentive stock options and 214,928 nonqualified stock options) to 21 Company officers and 11 Company Directors (the “2021 Options”), which expire on May 6, 2031. The officers’ 2021 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2021 Options were immediately exercisable. The exercise price of $43.89 per share was the closing market price of the Company's common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2021 Options to be $1.4 million, of which $1.2 million and $173,800 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $173,800 was expensed

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
Effective May 13, 2022, the Compensation Committee granted options to purchase 248,000 shares (25,745 incentive stock options and 222,255 nonqualified stock options) to 19 Company officers and 11 Company Directors (the “2022 Options”), which expire on May 12, 2032. The officers’ 2022 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2022 Options were immediately exercisable. The exercise price of $47.90 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2022 Options to be $1.8 million, of which $1.6 million and $229,350 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $229,350 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
The following table summarizes the assumptions used in the valuation of the 2020, 2021 and 2022 option grants. During the twelve months ended December 31, 2022, stock option expense totaling $1.3 million was included in general and administrative expense in the Consolidated Statements of Operations. As of December 31, 2022, the estimated future expense related to unvested stock options was $2.1 million.

	Directors			Officers
Grant date	May 13, 2022	May 7, 2021	April 24, 2020	May 13, 2022	May 7, 2021	April 24, 2020
Exercise price	$47.90	$43.89	$50.00	$47.90	$43.89	$50.00
Fair value per option	$8.34	$6.32	$0.84	$7.66	$5.96	$0.92
Volatility	30.00%	29.70%	25.80%	27.10%	27.50%	24.00%
Expected life (years)	5.0	5.0	5.0	7.0	7.0	7.0
Assumed yield	4.90%	4.96%	3.80%	4.93%	4.97%	3.85%
Risk-free rate	2.89%	0.77%	0.36%	2.95%	1.24%	0.51%

The table below summarizes the option activity for the years 2022, 2021, and 2020:

	2022		2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,601,250	$51.73	1,502,670	$52.86	1,309,614	$53.38
Granted	248,000	47.90	250,500	43.89	238,000	50.00
Exercised	(26,875)	44.44	(64,920)	45.07	(10,749)	49.19
Expired/Forfeited	(54,000)	52.60	(87,000)	53.60	(34,195)	54.09
Outstanding December 31	1,768,375	51.28	1,601,250	51.73	1,502,670	52.86
Exercisable at December 31	1,237,250	52.76	1,098,500	53.22	971,545	53.01

The intrinsic value of options exercised in 2022, 2021, and 2020, was $0.2 million, $0.4 million and $0.1 million, respectively. There was no intrinsic value of options outstanding and exercisable at year end 2022. The intrinsic value of options outstanding and exercisable at year end 2021 was $4.9 million and $2.3 million, respectively. The date of exercise was the measurement date for shares exercised during the period. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

York Stock Exchange as of the date of measurement. At December 30, 2022, the final trading day of calendar 2022, the closing price of $40.68 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2022 are 4.7 and 5.8 years, respectively.

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and floating rate debt are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, would be approximately $919.2 million and $933.0 million as of December 31, 2022 and 2021, respectively, compared to the principal balance of $1.07 billion and $949.0 million at December 31, 2022 and 2021, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

12.    DERIVATIVES AND HEDGING ACTIVITIES
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount
The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2022, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $1.8 million will be reclassified from other comprehensive income and reflected as a decrease to interest expense.
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
The table below details the fair value and location of the interest rate swaps as of December 31, 2022 and 2021.

(In thousands)	Fair Values of Derivative Instruments
	December 31,
	2022		2021
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$3,962	N/A	N/A

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2022, 2021, and 2020.

(In thousands)	The Effect of Hedge Accounting on Other Comprehensive Income (OCI)
	Amount of Gain (or Loss) Recognized in OCI			Location of Gain (or Loss) Reclassified from OCI into Income			Amount of Gain (or Loss) Reclassified from OCI into Income
	For the Years Ended December 31,
Derivative Instrument	2022	2021	2020	2022	2021	2020	2022	2021	2020
Interest rate swaps	$4,139	$—	$—	Interest expense, net and amortization of deferred debt costs	N/A	N/A	$177	N/A	N/A

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
The Company paid common stock distributions of $2.32 per share in 2022, $2.16 per share in 2021, and $2.12 per share in 2020, Series D preferred stock dividends of $1.53, $1.53 and $1.53, respectively, per depositary share in 2022, 2021, and 2020, and Series E preferred stock dividends of $1.50, $1.50, and $1.50, respectively, per depositary share in 2022, 2021, and 2020. Of the common stock dividends paid, $1.32 per share, $1.49 per share, and $1.43 per share, represented ordinary dividend income in 2022, 2021, and 2020, respectively, and $1.00 per share, $0.67 per share, and $0.69 per share represented return of capital to the shareholders in 2022, 2021, and 2020, respectively. All of the preferred dividends paid represented ordinary dividend income.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following summarizes distributions paid during the years ended December 31, 2022, 2021, and 2020, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
(Dollars in thousands, except per share amounts)	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shares Issued	Discounted Share Price	Limited Partnership Units Issued	Average Unit Price
Distributions during 2022
4th Quarter	$2,798	$14,159	$5,486	13,698	$39.70	—	$—
3rd Quarter	2,799	14,156	5,486	10,577	50.80	—	—
2nd Quarter	2,798	13,625	5,292	57,819	51.61	12,955	51.55
1st Quarter	2,799	13,583	5,284	61,863	47.66	13,704	48.16
Total 2022	$11,194	$55,523	$21,548	143,957		26,659
Distributions during 2021
4th Quarter	$2,798	$13,037	$4,702	63,970	$45.46	13,697	$45.95
3rd Quarter	2,799	12,999	4,694	65,171	44.44	13,841	44.92
2nd Quarter	2,798	12,488	4,218	68,206	41.87	13,978	42.33
1st Quarter	2,799	12,439	4,207	96,268	29.50	19,493	29.83
Total 2021	$11,194	$50,963	$17,821	293,615		61,009
Distributions during 2020
4th Quarter	$2,798	$12,371	$4,195	117,368	$24.08	23,370	$24.35
3rd Quarter	2,799	12,373	4,188	14,525	28.98	13,108	29.47
2nd Quarter	2,798	12,364	4,188	12,627	32.22	—	—
1st Quarter	2,799	12,275	4,180	83,978	48.59	15,101	49.40
Total 2020	$11,194	$49,383	$16,751	228,498		51,579
In December 2022, the Board of Directors of the Company authorized a distribution of $0.59 per common share payable in January 2023 to holders of record on January 17, 2023. As a result, $13.6 million was paid to common shareholders on January 31, 2023. Also, $5.5 million was paid to limited partnership unitholders on January 31, 2023 ($0.59 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of (a) $0.3750 per Series E depositary share and (b) $0.3828 per Series D depositary share to holders of record on January 3, 2023. As a result, $2.8 million was paid to preferred shareholders on January 17, 2023. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.
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

SAUL CENTERS, INC. Notes to Consolidated Financial Statements
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2022	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$172,055	$73,805	$—	$245,860
Expenses	(36,895)	(27,627)	—	(64,522)
Income from real estate	135,160	46,178	—	181,338
Interest expense, net and amortization of deferred debt costs	—	—	(43,937)	(43,937)
General and administrative	—	—	(22,392)	(22,392)
Depreciation and amortization of deferred leasing costs	(28,359)	(20,610)	—	(48,969)
Loss on early extinguishment of debt	—	—	(648)	(648)
Net income (loss)	$106,801	$25,568	$(66,977)	$65,392
Capital investment	$8,412	$108,476	$—	$116,888
Total assets	$928,071	$885,500	$19,731	$1,833,302

As of or for the year ended December 31, 2021
Real estate rental operations:
Revenue	$169,681	$69,544	$—	$239,225
Expenses	(35,784)	(25,844)	—	(61,628)
Income from real estate	133,897	43,700	—	177,597
Interest expense, net and amortization of deferred debt costs	—	—	(45,424)	(45,424)
General and administrative	—	—	(20,252)	(20,252)
Depreciation and amortization of deferred leasing costs	(28,843)	(21,429)	—	(50,272)
Net income (loss)	$105,054	$22,271	$(65,676)	$61,649
Capital investment	$12,673	$43,245	$—	$55,918
Total assets	$946,993	$777,709	$22,059	$1,746,761

As of or for the year ended December 31, 2020
Real estate rental operations:
Revenue	$161,854	$63,353	$—	$225,207
Expenses	(35,198)	(23,219)	—	(58,417)
Income from real estate	126,656	40,134	—	166,790
Interest expense, net and amortization of deferred debt costs	—	—	(46,519)	(46,519)
General and administrative	—	—	(19,107)	(19,107)
Depreciation and amortization of deferred leasing costs	(30,891)	(20,235)	—	(51,126)
Gain on sale of property	278	—	—	278
Net income (loss)	$96,043	$19,899	$(65,626)	$50,316
Capital investment	$15,207	$40,947	$—	$56,154
Total assets	$975,195	$643,503	$26,874	$1,645,572

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

16.    SUBSEQUENT EVENTS
The Company has reviewed operating activities for the period subsequent to December 31, 2022 and prior to the date that financial statements are issued, March 2, 2023, and determined there are no subsequent events that are required to be disclosed.

Schedule III

SAUL CENTERS, INC. Real Estate and Accumulated Depreciation December 31, 2022 (Dollars in Thousands)
		Costs										Buildings
		Capitalized	Basis at Close of Period									and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Book Value	Related Debt (2)	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashbrook Marketplace, Ashburn, VA	$8,938	$25,314	$13,258	$20,994	$—	$34,252	$1,965	$32,287	$20,807	2019	05/18	50
Ashburn Village, Ashburn, VA	11,431	20,755	6,764	25,422	—	32,186	16,475	15,711	23,039	1994 & 2000-6	3/94	40
Ashland Square Phase I, Dumfries, VA	1,178	5,298	1,178	5,298	—	6,476	2,885	3,591	—	2007, 2013	12/04	20 & 50
Beacon Center, Alexandria, VA	24,161	18,514	22,691	19,984	—	42,675	16,754	25,921	54,816	1960 & 1974	1/72 , 11/16	40 & 50
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623	—	22,623	9,345		3/08	—
Boca Valley Plaza, Boca Raton, FL	16,720	3,236	5,735	14,221	—	19,956	6,633	13,323	—		2/04	40
Boulevard, Fairfax, VA	4,883	4,753	3,687	5,949	—	9,636	3,907	5,729	9,846	1969, 1999 & 2009	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	5,355	9,789	22,603	—	32,392	11,358	21,034	—		4/04	40
Broadlands Village, Ashburn, VA	5,316	35,915	5,300	35,925	6	41,231	15,774	25,457	28,858	2002-3, 2004 & 2006	3/02	40 & 50
Burtonsville Town Square, Burtonsville, MD	74,212	6,344	28,402	52,138	16	80,556	8,338	72,218	33,439	2010	1/17	20 & 45
Countryside Marketplace, Sterling, VA	28,912	4,314	7,666	25,560	—	33,226	12,981	20,245	—		2/04	40
Cranberry Square, Westminster, MD	31,578	1,922	6,700	26,800	—	33,500	7,556	25,944	13,946		9/11	40
Cruse MarketPlace, Cumming, GA	12,226	790	3,901	9,115	—	13,016	4,444	8,572	—		3/04	40
Flagship Center, Rockville, MD	160	409	169	400	—	569	65	504	—	1972	1/72	—
French Market, Oklahoma City, OK	5,781	16,907	1,118	21,570	—	22,688	14,378	8,310	—	1972 & 1998	3/74	50
Germantown, Germantown, MD	2,034	566	2,034	566	—	2,600	479	2,121	—	1990	8/93	40
The Glen, Woodbridge, VA	12,918	8,627	5,300	16,245	—	21,545	11,561	9,984	20,827	1993 & 2005	6/94	40
Great Falls Center, Great Falls, VA	41,750	3,368	14,766	30,352	—	45,118	12,114	33,004	31,313		3/08	40
Hampshire Langley, Takoma, MD	3,159	3,475	1,892	4,732	10	6,634	4,203	2,431	12,231	1960	1/72	40
Hunt Club Corners, Apopka, FL	12,584	4,653	4,822	12,415	—	17,237	6,208	11,029	—		6/06, 12/12	40
Jamestown Place, Altamonte Springs, FL	14,055	2,459	4,455	12,059	—	16,514	5,543	10,971	—		11/05	40
Kentlands Square I, Gaithersburg, MD	14,379	3,365	5,005	11,984	755	17,744	5,165	12,579	20,836	2002	9/02	40
Kentlands Square II, Gaithersburg, MD	76,723	3,323	23,133	56,631	282	80,046	18,095	61,951	29,658		9/11, 9/13	40
Kentlands Place, Gaithersburg, MD	1,425	7,639	1,425	7,639	—	9,064	4,806	4,258	7,321	2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545	43,497	6,546	43,427	69	50,042	20,112	29,930	—	2006	11/02	50
Leesburg Pike Plaza, Baileys Crossroads, VA	2,418	6,402	1,132	7,688	—	8,820	6,487	2,333	12,543	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400	11,648	950	15,074	24	16,048	14,060	1,988	—	1975	12/75	40
Metro Pike Center, Rockville, MD	33,123	5,399	26,064	8,476	3,982	38,522	2,607	35,915	—		12/10	40
Shops at Monocacy, Frederick, MD	9,541	15,884	9,260	16,165	—	25,425	7,344	18,081	26,422	2003-4	11/03	50
Northrock, Warrenton, VA	12,686	15,429	12,686	15,423	6	28,115	6,310	21,805	12,652	2009	01/08	50
Olde Forte Village, Ft. Washington, MD	15,933	6,922	5,409	17,446	—	22,855	9,528	13,327	20,136	2003-4	07/03	40
Olney, Olney, MD	4,963	2,998	3,079	4,882	—	7,961	3,633	4,328	12,476	1972	11/75	40
Orchard Park, Dunwoody, GA	19,377	1,616	7,751	13,242	—	20,993	5,286	15,707	—		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	2,324	5,739	14,948	2	20,689	6,957	13,732	—		3/05	40
Ravenwood, Baltimore, MD	1,245	4,446	703	4,988	—	5,691	3,641	2,050	11,975	1959 & 2006	1/72	40
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	26,561	24	22,113	4,472	—	26,585	1,374	25,211	—		10/10, 12/12	40
1500/1580/1582 Rockville Pike, Rockville, MD	45,351	2,046	38,065	7,050	2,282	47,397	6,712	40,685	—		12/12, 1/14, 4/14	5, 10, 5
Seabreeze Plaza, Palm Harbor, FL	24,526	2,625	8,665	18,486	—	27,151	8,435	18,716	13,302		11/05	40
Market Place at Sea Colony, Bethany Beach, DE	2,920	339	1,147	2,112	—	3,259	792	2,467	—		3/08	40
Seven Corners, Falls Church, VA	4,848	46,510	4,929	46,429	—	51,358	34,249	17,109	87,706	1956 & 1997	7/73	40
Severna Park Marketplace, Severna Park, MD	63,254	1,094	12,700	51,549	99	64,348	14,526	49,822	25,857		9/11	40
Shops at Fairfax, Fairfax, VA	2,708	11,090	992	12,806	—	13,798	9,481	4,317	13,597	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	8,461	6,402	19,878	—	26,280	11,167	15,113	—		1/06	40
Southdale, Glen Burnie, MD	18,895	25,810	15,255	29,205	245	44,705	24,221	20,484	—	1962 & 1986	1/72 , 11/16	40
Southside Plaza, Richmond, VA	6,728	11,891	1,878	16,741	—	18,619	13,781	4,838	—	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	4,985	615	6,814	30	7,459	5,438	2,021	—	1970	2/76	40
Thruway, Winston-Salem, NC	7,848	28,207	7,692	28,345	18	36,055	20,927	15,128	—	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	3,356	7,851	12,007	—	19,858	8,524	11,334	25,057	1990	8/93	40
Westview Village, Frederick, MD	6,047	25,658	6,047	25,658	—	31,705	12,147	19,558	—	2009	11/07 , 02/15	50
White Oak, Silver Spring, MD	6,277	6,299	4,649	7,723	204	12,576	6,615	5,961	19,985	1958 & 1967	1/72	40
Other Buildings / Improvements	—	183	—	182	1	183	156	27	—
Total Shopping Centers	835,537	482,444	420,132	889,818	8,031	1,317,981	456,197	861,784	597,990
Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	37,788	3,756	55,491	—	59,247	42,385	16,862	22,906	1984, 1986,1990, 1998 & 2000	12/84, 8/85, 2/86, 4/98 & 10/2000	35 & 40
Clarendon Center, Arlington, VA (1)	12,753	187,682	16,287	184,148	—	200,435	60,798	139,637	86,264	2010	7/73, 1/96 & 4/02	50
Park Van Ness, Washington, DC	2,242	91,855	2,242	91,855	—	94,097	18,384	75,713	62,813	2016	7/73, 2/11	50
601 Pennsylvania Ave., Washington, DC	5,479	69,446	5,667	69,258	—	74,925	59,832	15,093	—	1986	7/73	35
The Waycroft, Arlington, VA	52,067	228,070	53,618	226,519	—	280,137	18,241	261,896	152,679	2017	8/14, 12/14, 9/15, 8/16,	50
Washington Square, Alexandria, VA	2,034	58,345	544	59,835	—	60,379	32,638	27,741	52,030	1952 & 2000	7/73	50
Total Mixed-Use Properties	96,034	673,186	82,114	687,106	—	769,220	232,278	536,942	376,692

Development Land
Ashland Square Phase II, Manassas, VA	5,292	5,033	7,049	—	3,276	10,325	—	10,325	—		12/04
New Market, New Market, MD	2,088	146	2,234	—	—	2,234	—	2,234	—		9/05
Hampden House, Bethesda, MD	39,641	41,063	—	—	80,704	80,704	—	80,704	—		10/18, 12/18
Twinbrook, Rockville, MD	110,021	117,651	—	—	227,672	227,672	—	227,672	—		12/14, 03/21
Total Development Land	157,042	163,893	9,283	—	311,652	320,935	—	320,935	—
Total	$1,088,613	$1,319,523	$511,529	$1,576,924	$319,683	$2,408,136	$688,475	$1,719,661	$974,682

(1)Includes the North and South Blocks and Residential
(2)Amounts do not include deferred debt and therefore will not match the Consolidated Balance Sheet

Schedule III
SAUL CENTERS, INC.
Real Estate and Accumulated Depreciation
December 31, 2022

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
of the improvements
The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.61 billion at December 31, 2022. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.
The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2022 are summarized as follows:

(In thousands)	2022	2021	2020
Total real estate investments:
Balance, beginning of year	$2,284,126	$2,124,796	$2,081,597
Acquisitions	—	108,279	—
Improvements	130,300	54,177	45,396
Retirements	(6,290)	(3,126)	(2,197)
Balance, end of year	$2,408,136	$2,284,126	$2,124,796
Total accumulated depreciation:
Balance, beginning of year	$650,113	$607,706	$563,474
Depreciation expense	44,636	45,487	45,865
Retirements	(6,274)	(3,080)	(1,633)
Balance, end of year	$688,475	$650,113	$607,706