Form 10-Q
period 2023-03-31
SAUL CENTERS, INC.
filed 2023-05-04
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
        ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of April 28, 2023: 23,927,240.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	March 31, 2023	December 31, 2022
Assets
Real estate investments
Land	$511,529	$511,529
Buildings and equipment	1,583,705	1,576,924
Construction in progress	365,612	319,683
	2,460,846	2,408,136
Accumulated depreciation	(698,597)	(688,475)
	1,762,249	1,719,661
Cash and cash equivalents	11,812	13,279
Accounts receivable and accrued income, net	52,614	56,323
Deferred leasing costs, net	22,855	22,388
Other assets	18,475	21,651
Total assets	$1,868,005	$1,833,302
Liabilities
Notes payable, net	$959,395	$961,577
Revolving credit facility payable, net	192,134	161,941
Term loan facility payable, net	99,419	99,382
Accounts payable, accrued expenses and other liabilities	55,790	42,978
Deferred income	22,970	23,169
Dividends and distributions payable	22,462	22,453
Total liabilities	1,352,170	1,311,500
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,029,935 and 24,016,009 shares issued and outstanding, respectively	240	240
Additional paid-in capital	447,134	446,301
Partnership units in escrow	39,650	39,650
Distributions in excess of accumulated earnings	(277,020)	(273,559)
Accumulated other comprehensive income	1,402	2,852
Total Saul Centers, Inc. equity	396,406	400,484
Noncontrolling interests	119,429	121,318
Total equity	515,835	521,802
Total liabilities and equity	$1,868,005	$1,833,302
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2023	2022
Revenue
Rental revenue	$61,829	$60,680
Other	1,220	1,464
Total revenue	63,049	62,144
Expenses
Property operating expenses	8,785	9,538
Real estate taxes	7,495	7,418
Interest expense, net and amortization of deferred debt costs	11,821	10,602
Depreciation and amortization of deferred leasing costs	12,017	12,327
General and administrative	5,268	4,768
Total expenses	45,386	44,653
Net Income	17,663	17,491
Noncontrolling interests
Income attributable to noncontrolling interests	(4,161)	(4,126)
Net income attributable to Saul Centers, Inc.	13,502	13,365
Preferred stock dividends	(2,798)	(2,798)
Net income available to common stockholders	$10,704	$10,567
Per share net income available to common stockholders
Basic and diluted	$0.45	$0.44
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net income	$17,663	$17,491
Other comprehensive income
Change in unrealized gain on cash flow hedge	(2,014)	—
Total comprehensive income	15,649	17,491
Comprehensive income attributable to noncontrolling interests	(3,597)	(4,126)
Total comprehensive income attributable to Saul Centers, Inc.	12,052	13,365
Preferred stock dividends	(2,798)	(2,798)
Total comprehensive income available to common stockholders	$9,254	$10,567
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2023	$185,000	$240	$446,301	$39,650	$(273,559)	$2,852	$400,484	$121,318	$521,802
Issuance of shares of common stock:
13,227 shares pursuant to dividend reinvestment plan	—	—	543	—	—	—	543	—	543
699 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	290	—	—	—	290	—	290
Net income	—	—	—	—	13,502	—	13,502	4,161	17,663
Change in unrealized gain on cash flow hedge	—	—	—	—	—	(1,450)	(1,450)	(564)	(2,014)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,165)	—	(14,165)	(5,486)	(19,651)
Balance, March 31, 2023	$185,000	$240	$447,134	$39,650	$(277,020)	$1,402	$396,406	$119,429	$515,835

Balance, January 1, 2022	$185,000	$238	$436,609	$39,650	$(256,448)	$—	$405,049	$125,438	$530,487
Issuance of shares of common stock:
61,861 shares pursuant to dividend reinvestment plan	—	1	2,948	—	—	—	2,949	—	2,949
8,007 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	594	—	—	—	594	—	594
Issuance of 13,704 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	653	653
Net income	—	—	—	—	13,365	—	13,365	4,126	17,491
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.57/share) and distributions payable partnership units ($0.57/unit)	—	—	—	—	(13,625)	—	(13,625)	(5,292)	(18,917)
Balance, March 31, 2022	$185,000	$239	$440,151	$39,650	$(259,506)	$—	$405,534	$124,925	$530,459

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$17,663	$17,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	12,017	12,327
Amortization of deferred debt costs	559	477
Compensation costs of stock and option grants	290	286
Credit losses (recoveries) on operating lease receivables, net	(96)	25
Decrease in accounts receivable and accrued income	3,805	2,277
Additions to deferred leasing costs	(1,519)	(496)
Decrease in other assets	1,083	2,519
Increase in accounts payable, accrued expenses and other liabilities	2,495	6,386
Decrease in deferred income	(199)	(1,321)
Net cash provided by operating activities	36,098	39,971
Cash flows from investing activities:
Additions to real estate investments	(5,019)	(2,653)
Additions to development and redevelopment projects	(38,137)	(14,176)
Net cash used in investing activities	(43,156)	(16,829)
Cash flows from financing activities:
Proceeds from notes payable	15,300	—
Repayments on notes payable	(17,419)	(36,473)
Proceeds from revolving credit facility	41,000	40,000
Repayments on revolving credit facility	(11,000)	(8,000)
Additions to deferred debt costs	(378)	(3,194)
Proceeds from the issuance of:
Common stock	543	3,257
Partnership units	—	653
Distributions to:
Series D preferred stockholders	(1,148)	(1,149)
Series E preferred stockholders	(1,650)	(1,650)
Common stockholders	(14,171)	(13,583)
Noncontrolling interests	(5,486)	(5,284)
Net cash provided by (used in) financing activities	5,591	(25,423)
Net decrease in cash and cash equivalents	(1,467)	(2,281)
Cash and cash equivalents, beginning of period	13,279	14,594
Cash and cash equivalents, end of period	$11,812	$12,313
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,002	$9,737
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$29,323	$12,135

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
As of March 31, 2023, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. The Shopping Centers, a majority of which are anchored by one or more major tenants and 33 of which are anchored by a grocery store, offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 4.9% of the Company's total revenue for the three months ended March 31, 2023. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the three months ended March 31, 2023.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of March 31, 2023 and December 31, 2022, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022, which are included in its Annual Report on Form 10-K. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those instructions. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Notes to Consolidated Financial Statements (Unaudited)

2.     Summary of Significant Accounting Policies
Our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 have not changed significantly in number or composition.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectability and, upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. As of March 31, 2023, of the $9.4 million of rents previously deferred, $0.3 million has been written off and $0.7 million has not yet come due. The amount that has not yet come due is included in Accounts receivable and accrued income, net in the Consolidated Balance Sheets.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used as of and for the three months ended March 31, 2023.

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
Construction in progress as of March 31, 2023 and December 31, 2022, is composed of the following:

(In thousands)	March 31, 2023	December 31, 2022
Twinbrook Quarter	$263,903	$227,672
Hampden House	92,431	80,704
Other	9,278	11,307
Total	$365,612	$319,683
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

Notes to Consolidated Financial Statements (Unaudited)

An operating lease right of use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right of use asset and corresponding lease liability totaled $3.0 million and $3.1 million, respectively, at March 31, 2023.
Due to the business disruptions and challenges affecting the global economy caused by the novel strain of coronavirus (“COVID-19”) pandemic, many lessees requested rent relief, including rent deferrals and other lease concessions. The lease modification guidance in Accounting Standards Update 2016-02, “Accounting for Leases” does not contemplate the rapid execution of concessions for multiple tenants in response to sudden liquidity constraints of lessees. In April 2020, the staff of the Financial Accounting Standards Board issued a question and answer document that provided guidance allowing the Company to elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company elected to apply such relief, which, in the case of rent deferrals, results in the accrual of rent due from tenants. The Company will continue to monitor the collectability of rent receivables.
Deferred Leasing Costs
Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are costs paid to third-party brokers and lease commissions paid to certain employees that are incremental to obtaining a lease and would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $22.9 million and $22.4 million, net of accumulated amortization of $52.1 million and $51.3 million, as of March 31, 2023 and December 31, 2022, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled $1.0 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
Real Estate Investment Properties
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $11.0 million and $11.2 million for the three months ended March 31, 2023 and 2022, respectively. Repairs and maintenance expense totaled $3.3 million and $4.5 million for the three months ended March 31, 2023 and 2022, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
As of March 31, 2023, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges were recorded.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of March 31, 2023, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members, (collectively, the “Saul Organization”) held an aggregate 26.6% limited partnership interest in the Operating Partnership represented by approximately 8.8 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company’s Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of March 31, 2023, approximately 700,000 units could be converted into shares of Saul Centers common stock.

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2023, a third party investor holds a 1.4% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers’ common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers’ common stock.
The impact of the aggregate 28.0% limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended March 31, 2023 and 2022, was approximately 34.0 million and 33.9 million, respectively.
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

5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs
At March 31, 2023, the Company had a $525.0 million senior unsecured credit facility (the “Credit Facility”) comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, which may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027, and may not be extended. Through October 2, 2022, interest accrued at the London Interbank Offered Rate (“LIBOR”) plus an applicable spread, which was determined by certain leverage tests. Effective October 3, 2022, in conjunction with the execution of the First Amendment to the Credit Facility, interest accrues at the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of March 31, 2023, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On March 31, 2023, based on the value of the Company’s unencumbered properties, approximately $188.6 million was available under the Credit Facility, $294.0 million was outstanding and approximately $185,000 was committed for letters of credit.
On August 23, 2022, the Company entered into two floating-to-fixed interest rate swap agreements to manage the interest rate risk associated with $100.0 million of its variable-rate debt. The effective date of each swap agreement is October 3, 2022 and each has a $50.0 million notional amount. One agreement terminates on October 1, 2027 and effectively fixes SOFR at 2.96%. The other agreement terminates on October 1, 2030 and effectively fixes SOFR at 2.91%. Because the interest-rate swaps effectively fix SOFR for $100.0 million of variable-rate debt, unless otherwise indicated, $100.0 million of variable-rate debt is being treated as fixed-rate debt for disclosure purposes beginning September 30, 2022. The Company has designated the agreements as cash flow hedges for accounting purposes.
As of March 31, 2023, the fair value of the interest-rate swaps totaled approximately $1.9 million, which is included in Other assets in the Consolidated Balance Sheets. The increase in value from inception of the swaps is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
On March 8, 2023, the Company closed on a 10-year, non-recourse, $15.3 million mortgage secured by BJ’s Wholesale Club in Alexandria, Virgnia. The loan matures in 2033, bears interest at a fixed-rate of 6.07%, requires monthly principal and interest payments of $99,200 based on a 25-year amortization schedule and requires a final principal payment of $11.7 million at maturity. Proceeds were used to repay the remaining balance of approximately $9.3 million on the existing mortgage and reduce the outstanding balance of the Credit Facility.
Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. The Operating Partnership is the guarantor of (a) a portion of the Broadlands mortgage (approximately $3.6 million of the $28.6 million outstanding balance at March 31, 2023), (b) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $22.6 million outstanding balance at March 31, 2023), (c) a portion of The Waycroft mortgage (approximately $23.6 million of the $151.8 million outstanding balance at March 31, 2023), (d) the Ashbrook Marketplace mortgage (totaling $20.7 million at March 31, 2023), and (e) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands Pad (totaling $28.0 million at March 31, 2023). All other notes payable are non-recourse.

Notes to Consolidated Financial Statements (Unaudited)

The principal amount of the Company’s outstanding debt totaled approximately $1.27 billion at March 31, 2023, of which approximately $1.07 billion was fixed-rate debt and approximately $194.0 million was variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.04 billion as of March 31, 2023.
At December 31, 2022, the principal amount of the Company’s outstanding debt totaled approximately $1.24 billion, of which $1.07 billion was fixed rate debt and $164.0 million was variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.04 billion as of December 31, 2022.
At March 31, 2023, the future principal payments of debt, including scheduled maturities and amortization, for years ending December 31, were as follows:

(In thousands)	Principal Payments
April 1 through December 31, 2023	$24,931
2024	83,966
2025	246,086	(a)
2026	162,468
2027	123,792	(b)
2028	41,863
Thereafter	583,457
Principal amount	1,266,563
Unamortized deferred debt costs	15,615
Net	$1,250,948

(a) Includes $194.0 million outstanding under the Credit Facility.
(b) Includes $100.0 million outstanding under the Credit Facility.
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $15.6 million and $15.8 million, net of accumulated amortization of $8.3 million and $7.9 million, at March 31, 2023 and December 31, 2022, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets. At March 31, 2023, deferred debt costs totaling $2.6 million and $2.9 million, related to the Twinbrook Quarter and Hampden House construction-to-permanent loans, respectively, which have no outstanding balance, are included in Other Assets in the Consolidated Balance Sheets.
Interest expense, net and amortization of deferred debt costs for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Interest incurred	$15,513	$12,313
Amortization of deferred debt costs	559	477
Capitalized interest	(4,142)	(2,187)
Interest expense	11,930	10,603
Less: Interest income	109	1
Interest expense, net and amortization of deferred debt costs	$11,821	$10,602

Notes to Consolidated Financial Statements (Unaudited)

6.    Equity
The consolidated statements of operations for the three months ended March 31, 2023 and 2022, reflect noncontrolling interests of $4.2 million and $4.1 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.
At March 31, 2023, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the “Series D Stock”). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At March 31, 2023, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

	Average Shares/Options Outstanding
	Three Months Ended March 31,
(In thousands)	2023	2022
Weighted average common stock outstanding-Basic	24,026	23,884
Effect of dilutive options	—	14
Weighted average common stock outstanding-Diluted	24,026	23,898
Non-dilutive options	1,768	1,231
Years non-dilutive options were issued	2013 through 2022	2015 through 2020

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary

Notes to Consolidated Financial Statements (Unaudited)

amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $111,800 and $112,200 for the three months ended March 31, 2023 and 2022, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2023 and 2022, the Company credited to employee accounts $63,000 and $46,800, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $2.9 million and $3.0 million, at March 31, 2023 and December 31, 2022, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company and the Saul Organization are parties to a shared services agreement (the “Agreement”) that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2023 and 2022, which included rental expense for the Company’s headquarters sublease, totaled approximately $2.7 million and $2.4 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, accounts payable, accrued expenses and other liabilities included approximately $0.9 million and $1.2 million, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $219,400 and $192,900 for the three months ended March 31, 2023 and 2022, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $222,100 and $70,700 for the three months ended March 31, 2023 and 2022, respectively.

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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to

Notes to Consolidated Financial Statements (Unaudited)

have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the three months ended March 31, 2023, 2,347 shares were credited to director’s deferred fee accounts and 6,865 shares were issued. As of March 31, 2023, the director's deferred fee accounts comprise 116,306 shares.
During the three months ended March 31, 2023, stock option expense totaling $0.3 million was included in general and administrative expense in the Consolidated Statement of Operations. As of March 31, 2023, the estimated future expense related to unvested stock options was $1.9 million.
The table below summarizes the option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,768,375	$51.28	$—
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	(24,375)	47.70	—
Outstanding at March 31	1,744,000	51.33	—
Exercisable at March 31	1,237,250	52.76	—
The intrinsic value of stock options outstanding or exercisable measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. There were no options exercised during the three months ended March 31, 2023. The intrinsic value of stock options exercised during the three months ended March 31, 2022 was calculated by using the transaction price on the date of exercise and totaled $43,548. At March 31, 2023, the final trading day of the 2023 first quarter, the closing share price of $39.00 was lower than the exercise price of all 1.8 million outstanding options granted in 2013 through 2022. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 5.5 years and 4.5 years, respectively.

9.     Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, would be approximately $935.1 million and $919.2 million, respectively, compared to the principal balance of $1.07 billion and $1.07 billion at March 31, 2023 and December 31, 2022, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

10.     Derivatives and Hedging Activities
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses floating-to-fixed interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount
The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $1.6 million will be reclassified from other comprehensive income and reflected as a decrease to interest expense.

Notes to Consolidated Financial Statements (Unaudited)

The Company carries its interest-rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models that contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. As of March 31, 2023, the fair value of the interest-rate swaps was approximately $1.9 million and is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
The table below details the fair value and location of the interest rate swaps as of March 31, 2023 and December 31, 2022.

(In thousands)	Fair Values of Derivative Instruments
	March 31, 2023		December 31, 2022
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$1,948	Other Assets	$3,962

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2023 and 2022.

(In thousands)	The Effect of Hedge Accounting on Other Comprehensive Income (OCI)
	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income		Amount of (Gain) Loss Reclassified from OCI into Income
	Three Months Ended March 31,
Derivative Instrument	2023	2022	2023	2022	2023	2022
Interest rate swaps	$(1,618)	$—	Interest expense, net and amortization of deferred debt costs	N/A	$(396)	N/A

11.    Commitments and Contingencies
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

Notes to Consolidated Financial Statements (Unaudited)

12.    Business Segments
The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income and cash flows from real estate of the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a variety of tenants, the types of services provided to them are similar within each segment. The properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2023 presentation.

Financial Information By Segment
(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three Months Ended March 31, 2023
Real estate rental operations:
Revenue	$44,225	$18,824	$—	$63,049
Expenses	(9,260)	(7,020)	—	(16,280)
Income from real estate	34,965	11,804	—	46,769
Interest expense, net and amortization of deferred debt costs	—	—	(11,821)	(11,821)
Depreciation and amortization of deferred leasing costs	(7,128)	(4,889)	—	(12,017)
General and administrative	—	—	(5,268)	(5,268)
Net income (loss)	$27,837	$6,915	$(17,089)	$17,663
Capital investment	$1,667	$41,489	$—	$43,156
Total assets	$716,710	$1,133,155	$18,140	$1,868,005

Three Months Ended March 31, 2022
Real estate rental operations:
Revenue	$44,099	$18,045	$—	$62,144
Expenses	(10,092)	(6,864)	—	(16,956)
Income from real estate	34,007	11,181	—	45,188
Interest expense, net and amortization of deferred debt costs	—	—	(10,602)	(10,602)
Depreciation and amortization of deferred leasing costs	(7,141)	(5,186)	—	(12,327)
General and administrative	—	—	(4,768)	(4,768)
Net income (loss)	$26,866	$5,995	$(15,370)	$17,491
Capital investment	$1,500	$15,329	$—	$16,829
Total assets	$940,049	$794,682	$20,821	$1,755,552

13. Subsequent Events
The Company has reviewed operating activities for the period subsequent to March 31, 2023, and determined there are no subsequent events required to be disclosed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2022. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.
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

Additional information related to these risks and uncertainties are included in “Risk Factors” (Part I, Item 1A of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part I, Item 2 of this Form 10-Q).

Impact of COVID-19
In February 2023, the Department of Health and Human Services declared that the federal Public Health Emergency for COVID-19 would end on May 11, 2023. On April 10, 2023, President Biden signed legislation ending the COVID-19 National Emergency. If the residual effects of COVID-19 result in deterioration of economic and market conditions, including supply chain issues, or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur during future periods. As of March 31, 2023, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges have been recorded. However, we have yet to see the long-term effects of COVID-19 and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether impairment charges are warranted.
As of April 30, 2023, payments by tenants of contractual base rent and operating expense and real estate tax recoveries that were due during the 2023 first quarter totaled approximately 99%.
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
The following is a summary of the Company’s executed rent deferral agreements and repayments as of April 30, 2023, with the exception of amounts due, which are as of March 31, 2023.

Rent Deferral Agreements
(Dollars in thousands)
					Collection Percentage (based on payments currently due)
Total Deferred Rent	Amount Due	Amount Written Off	Amount Unpaid	Amount Collected
$9,366	$8,624	$349	$41	$8,234	95%
The extent of the effects of COVID-19 on the Company’s business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See Item 1A. Risk Factors. We anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. Management considers reserves established as of March 31, 2023, against such potential losses to be reasonable and adequate. Rent collections during the first quarter and rent relief requests to-date may not be indicative of collections or requests in any future period.

General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2023.
Overview
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-oriented, residential mixed-use projects in the Washington, D.C. metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. The Company has a pipeline of entitled sites in its portfolio, some of which are currently shopping center operating properties, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located adjacent to Washington Metropolitan Area Transit Authority red line Metro stations in Montgomery County, Maryland.

The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as supermarkets and drug stores. The Company has executed leases or leases are under negotiation for seven future pad sites.
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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area were relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion or closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company’s Commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 93.9% as of March 31, 2023, from 92.5% as of March 31, 2022.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of March 31, 2023, including the $100.0 million hedged variable-rate debt, total fixed-rate debt with staggered maturities from 2024 to 2041 represented approximately 84.7% of the Company’s notes payable, thus mitigating refinancing risk. The Company’s unhedged variable-rate debt consists of $194.0 million outstanding under the Credit Facility. As of March 31, 2023, the Company has availability of approximately $188.6 million under its Credit Facility.
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

	Commercial Rents per Square Foot
	Three Months Ended March 31,		2022 to 2023 Change
	2023	2022	Amount	Percent
Base rent	$20.65	$20.62	$0.03	0.15%
Effective rent	$19.08	$18.97	$0.11	0.58%

Recent Developments
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans, approximately 25,000 square feet of small shop space, 450 apartments and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. The total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. A portion of the project will be financed by a $145.0 million construction-to-permanent loan. Concrete work is substantially complete and pre-cast façade panels, masonry and windows are being installed. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. The total cost of the project is expected to be approximately $246.4 million, a portion of which will be financed by a $133.0 million construction-to-permanent loan. Excavation is complete and below grade construction of the parking garage is in progress. Construction is expected to be completed during 2025.
Critical Accounting Policies
The Company’s financial statements are prepared in accordance with GAAP, which requires management to make certain estimates and assumptions that affect the reporting of financial position and results of operations. If judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of the financial statements. The Company has identified the following policies that, due to estimates and assumptions inherent in these policies, involve a relatively high degree of judgment and complexity.
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

Results of Operations
Three months ended March 31, 2023 (the “2023 Quarter”) compared to the three months ended March 31, 2022 (the “2022 Quarter”)
Net income for the 2023 Quarter increased to $17.7 million from $17.5 million for the 2022 Quarter. Significant changes in revenue and expenses are discussed below.
Revenue

	Three Months Ended March 31,		2022 to 2023 Change
(Dollars in thousands)	2023	2022	Amount	Percent
Base rent	$51,448	$49,815	$1,633	3.3%
Expense recoveries	8,912	9,724	(812)	(8.4)%
Percentage rent	903	679	224	33.0%
Other property revenue	470	487	(17)	(3.5)%
Credit (losses) recoveries on operating lease receivables, net	96	(25)	121	NM
Rental revenue	61,829	60,680	1,149	1.9%
Other revenue	1,220	1,464	(244)	(16.7)%
Total revenue	$63,049	$62,144	$905	1.5%
NM = Not Meaningful
Total revenue increased 1.5% in the 2023 Quarter compared to the 2022 Quarter, as described below.
Base rent. The $1.6 million increase in base rent in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to (a) higher base rent at The Waycroft of $0.8 million and (b) higher base rent across the portfolio, exclusive of The Waycroft, of $0.8 million.
Expense recoveries. The $0.8 million decrease in expense recoveries in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to a decrease in recoverable property operating expenses.
Percentage rent. The $0.2 million increase in percentage rent in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to higher sales reported by tenants within the Shopping Center portfolio.
Other revenue. The $0.2 million decrease in other revenue in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to lower termination fees of $0.3 million, partially offset by higher parking revenue of $0.1 million.

Expenses

	Three Months Ended March 31,		2022 to 2023 Change
(Dollars in thousands)	2023	2022	Amount	Percent
Property operating expenses	$8,785	$9,538	$(753)	(7.9)%
Real estate taxes	7,495	7,418	77	1.0%
Interest expense, net and amortization of deferred debt costs	11,821	10,602	1,219	11.5%
Depreciation and amortization of deferred leasing costs	12,017	12,327	(310)	(2.5)%
General and administrative	5,268	4,768	500	10.5%
Total expenses	$45,386	$44,653	$733	1.6%
Total expenses increased 1.6% in the 2023 Quarter compared to the 2022 Quarter, as described below.
Property operating expenses. The $0.8 million decrease in property operating expenses in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to (a) lower repairs and maintenance expenses across the portfolio of $1.2 million, primarily due to lower snow removal costs, partially offset by (b) increased insurance premiums of $0.1 million and (c) increased legal expenses of $0.1 million.

Interest expense, net and amortization of deferred debt costs. The $1.2 million increase in interest expense, net and amortization of deferred debt costs in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to (a) higher interest incurred of $2.0 million due to a higher weighted average interest rate over the period and (b) higher interest incurred of $1.1 million due to higher average outstanding debt balances over the period, partially offset by (c) higher capitalization of interest of $2.0 million related to Twinbrook Quarter and Hampden House.

Depreciation and amortization of deferred leasing costs. The $0.3 million decrease in depreciation and amortization of deferred leasing costs in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to lower depreciation expense of $0.3 million.
General and Administrative. The $0.5 million increase in general and administrative expenses in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to higher salaries and benefits expense of $0.4 million.
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

The tables below provide reconciliations of total property revenue and property operating income under GAAP to same property revenue and operating income for the indicated periods. No properties were excluded from same property results.
Same property revenue

(in thousands)	Three Months Ended March 31,
	2023	2022
Total revenue	$63,049	$62,144
Less: Acquisitions, dispositions and development properties	—	—
Total same property revenue	$63,049	$62,144

Shopping Centers	$44,225	$44,099
Mixed-Use properties	18,824	18,045
Total same property revenue	$63,049	$62,144

Total Shopping Center revenue	$44,225	$44,099
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center revenue	$44,225	$44,099

Total Mixed-Use property revenue	$18,824	$18,045
Less: Mixed-Use acquisitions, dispositions and development properties	—	—
Total same Mixed-Use revenue	$18,824	$18,045
The $0.9 million increase in same property revenue for the 2023 Quarter compared to the 2022 Quarter was primarily due to (a) higher base rent at The Waycroft of $0.8 million and (b) higher base rent across the portfolio, exclusive of The Waycroft, of $0.8 million, partially offset by (c) lower expense recoveries of $0.8 million.
Mixed-Use same property revenue is composed of the following:

	Three Months Ended March 31,
(In thousands)	2023	2022
Office mixed-use properties (1)	$9,145	$9,488
Residential mixed-use properties (retail activity) (2)	1,147	963
Residential mixed-use properties (residential activity) (3)	8,532	7,594
Total Mixed-Use same property revenue	$18,824	$18,045
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes The Waycroft and Park Van Ness
(3)Includes Clarendon South Block, The Waycroft and Park Van Ness

Same property operating income

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income	$17,663	$17,491
Add: Interest expense, net and amortization of deferred debt costs	11,821	10,602
Add: Depreciation and amortization of deferred leasing costs	12,017	12,327
Add: General and administrative	5,268	4,768
Property operating income	46,769	45,188
Less: Acquisitions, dispositions and development properties	—	—
Total same property operating income	$46,769	$45,188

Shopping Centers	$34,965	$34,007
Mixed-Use properties	11,804	11,181
Total same property operating income	$46,769	$45,188

Shopping Center operating income	$34,965	$34,007
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center operating income	$34,965	$34,007

Mixed-Use property operating income	$11,804	$11,181
Less: Mixed-Use acquisitions, dispositions and development properties	—	—
Total same Mixed-Use property operating income	$11,804	$11,181
Same property operating income increased $1.6 million, or 3.5%, for the 2023 Quarter compared to the 2022 Quarter. Shopping Center same property operating income for the 2023 Quarter totaled $35.0 million, a $1.0 million increase from the 2022 Quarter. Mixed-Use same property operating income totaled $11.8 million, a $0.6 million increase from the 2022 Quarter. Same property operating income increased primarily due to (a) higher base rent at The Waycroft of $0.8 million and (b) higher base rent across the portfolio, exclusive of The Waycroft, of $0.8 million.
Mixed-Use same property operating income is composed of the following:

	Three Months Ended March 31,
(In thousands)	2023	2022
Office mixed-use properties (1)	$5,708	$6,053
Residential mixed-use properties (retail activity) (2)	807	692
Residential mixed-use properties (residential activity) (3)	5,289	4,436
Total Mixed-Use same property operating income	$11,804	$11,181
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes The Waycroft and Park Van Ness
(3)Includes Clarendon South Block, The Waycroft and Park Van Ness
Liquidity and Capital Resources
Cash and cash equivalents totaled $11.8 million and $12.3 million at March 31, 2023 and 2022, respectively. The Company maintains cash balances at various financial institutions and, from time to time, those balances may exceed federally insured limits. The Company has not experienced any losses on such deposits and actively monitors its banking relationships to mitigate its exposure to significant credit risk on those deposits. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$36,098	$39,971
Net cash used in investing activities	(43,156)	(16,829)
Net cash provided by (used in) financing activities	5,591	(25,423)
Net decrease in cash and cash equivalents	$(1,467)	$(2,281)
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $26.3 million increase in cash used in investing activities is primarily due to (a) increased development expenditures of $24.0 million and (b) increased additions to real estate investments throughout the portfolio of $2.4 million.
Financing Activities
Net cash provided by (used in) financing activities represents (a) cash used to repay and curtail loans, redeem preferred stock and pay dividends and distributions to holders of common stock, preferred stock and limited partnership units minus (b) cash received from loan proceeds and issuance of common stock, preferred stock and limited partnership units. See note 5 to the consolidated financial statements for a discussion of financing activity.
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
The Company is developing Twinbrook Quarter Phase I located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans, approximately 25,000 square feet of small shop space, 450 apartments and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. The total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. A portion of the project will be financed by a $145.0 million construction-to-permanent loan. Concrete work is substantially complete and pre-cast façade panels, masonry and windows are being installed. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. The total cost of the project is expected to be approximately $246.4 million, a portion of which will be financed by a $133.0 million construction-to-permanent loan. Excavation is complete and below grade construction of the parking garage is in progress. Construction is expected to be completed during 2025.
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
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 11,579 and 60,495 shares pursuant to the DRIP at a weighted average discounted price of $41.06 and $47.66 per share, during the three months ended March 31, 2023 and 2022, respectively. The Company did not issue any limited partnership units pursuant to the DRIP during the three months ended March 31, 2023. The Company issued 13,704 limited partnership units pursuant to the DRIP at a weighted average price of $48.16 per unit during the three months ended March 31, 2022. The Company also credited 1,648 and 1,366 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $41.06 and $47.66 per share, during the three months ended March 31, 2023 and 2022, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2023.
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
At March 31, 2023, the Company had a $525.0 million Credit Facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, which may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027, and may not be extended. Through October 2, 2022, interest accrued at a rate of LIBOR plus an applicable spread, which was determined by certain leverage tests. Effective October 3, 2022, in conjunction with the execution of the First Amendment to the Credit Facility, interest accrues at a rate of SOFR plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of March 31, 2023, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On March 31, 2023, based on the value of the Company’s unencumbered properties, approximately $188.6 million was available under the Credit Facility, $294.0 million was outstanding and approximately $185,000 was committed for letters of credit.
The Credit Facility requires the Company and its subsidiaries to maintain compliance with certain financial covenants. The material covenants require the Company, on a consolidated basis, to:
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
As of March 31, 2023, the Company was in compliance with all such covenants. See note 5 to the consolidated financial statements for a discussion of all financing activity.
On August 23, 2022, the Company entered into two floating-to-fixed interest rate swap agreements to manage the interest rate risk associated with $100.0 million of its variable-rate debt. The effective date of each swap agreement is October 3, 2022 and each has a $50.0 million notional amount. One agreement terminates on October 1, 2027 and effectively fixes SOFR at 2.96%. The other agreement terminates on October 1, 2030 and effectively fixes SOFR at 2.91%. Because the interest-rate swaps effectively fix SOFR for $100.0 million of variable-rate debt, unless otherwise indicated, $100.0 million of variable-rate debt is being treated as fixed-rate debt for disclosure purposes beginning September 30, 2022. The Company has designated the agreements as cash flow hedges for accounting purposes.
On March 8, 2023, the Company closed on a 10-year, non-recourse, $15.3 million mortgage secured by BJ’s Wholesale Club in Alexandria, Virginia. The loan matures in 2033, bears interest at a fixed-rate of 6.07%, requires monthly principal and interest payments of $99,200 based on a 25-year amortization schedule and requires a final principal payment of $11.7 million at maturity. Proceeds were used to repay the remaining balance of approximately $9.3 million on the existing mortgage and reduce the outstanding balance of the Credit Facility.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the 2023 Quarter totaled $26.9 million, a decrease of 0.5% compared to the 2022 Quarter. FFO available to common stockholders and noncontrolling interests decreased primarily due to (a) higher interest expense, net and amortization of deferred debt costs of $1.2 million, (b) higher general and administrative expenses of $0.5 million, partially offset by (c) higher base rent at The Waycroft of $0.8 million and (d) higher base rent across the portfolio, exclusive of The Waycroft, of $0.8 million.
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Net income	$17,663	$17,491
Add:
Real estate depreciation and amortization	12,017	12,327
FFO	29,680	29,818
Subtract:
Preferred stock dividends	(2,798)	(2,798)
FFO available to common stockholders and noncontrolling interests	$26,882	$27,020
Weighted average shares and units:
Basic	33,323	33,164
Diluted (2)	34,031	33,886
Basic FFO per share available to common stockholders and noncontrolling interests	$0.81	$0.81
Diluted FFO per share available to common stockholders and noncontrolling interests	$0.79	$0.80

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
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2023	50	7	7,876,330	1,136,885	95.2%	84.6%
March 31, 2022	50	7	7,874,130	1,136,885	93.9%	83.4%
As of March 31, 2023, 93.9% of the Commercial portfolio was leased, compared to 92.5% as of March 31, 2022. On a same property basis, 93.9% of the Commercial portfolio was leased as of March 31, 2023 compared to 92.5% as of March 31, 2022. Included in the 93.9% of space leased as of March 31, 2023, is approximately 258,000 square feet of space, representing 2.9% of total Commercial square footage, that has not been occupied by the tenant. Collectively, these leases are expected to produce approximately $6.3 million of additional annualized base rent, an average of $24.53 per square foot, upon tenant occupancy and following any contractual rent concessions.
The Mixed-Use Commercial leasing percentage is composed of Commercial leases at office mixed-use properties and residential mixed-use properties. The leasing percentage at office mixed-use properties increased to 84.1% as of March 31, 2023 from 82.3% as of March 31, 2022. The retail leasing percentage at residential mixed-use properties decreased to 91.2% as of March 31, 2023 from 100.0% as of March 31, 2022.

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

Commercial Property Leasing Activity					Average Base Rent per Square Foot
Three Months Ended March 31,	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2023	366,354	76,180	85	9	$20.84	$31.30	$19.41	$33.66
2022	258,469	21,804	67	5	21.35	39.01	21.26	42.71
Additional information about the leasing activity during the three months ended March 31, 2023 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company’s ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	33	—	61
Square feet	118,944	—	323,590
Per square foot average annualized:
Base rent	$28.94	$—	$20.32
Tenant improvements	(6.51)	—	(1.00)
Leasing costs	(1.15)	—	(0.11)
Rent concessions	(1.10)	—	(0.04)
Effective rents	$20.18	$—	$19.17

As of December 31, 2022, 1,026,830 square feet of Commercial space was subject to leases scheduled to expire in 2023. Of those leases, as of March 31, 2023, leases representing 788,417 square feet of Commercial space (a) are on a month-to-month basis or (b) have not yet renewed and are scheduled to expire over the next nine months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Commercial Property Leases	Total
Square feet	788,417
Average base rent per square foot	$17.36
Estimated market base rent per square foot	$17.53

As of March 31, 2023, the Residential portfolio was 98.2% leased compared to 96.8% as of March 31, 2022.

Residential Property Leasing Activity		Average Rent per Square Foot
Three Months Ended March 31,	Number of leases	New/Renewed Leases	Expiring Leases
2023	138	$3.45	$3.38
2022	179	3.23	3.13

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
The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of March 31, 2023, the Company had unhedged variable rate indebtedness totaling $194.0 million. If the interest rates on the Company’s unhedged variable rate debt instruments outstanding at March 31, 2023 had been one percentage point higher or lower, our annual interest expense relating to these debt instruments would have increased or decreased by $1.9 million based on those balances. As of March 31, 2023, the Company had fixed-rate indebtedness totaling $1.07 billion with a weighted average interest rate of 4.77%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2023 had been one percentage point higher, the fair value of those debt instruments on that date would have decreased by $56.4 million. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2023 had been one percentage point lower, the fair value of those debt instruments on that date would have increased by $61.8 million.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer and its Senior Vice President-Chief Accounting Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
During the quarter ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
None
Item 1A.    Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2022 Annual Report of the Company on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 31, 2023 dividend distribution acquired 3,226 shares of common stock at a price of $41.06 per share.
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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (“Inline XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and
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

SAUL CENTERS, INC. (Registrant)

Date: May 4, 2023	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: May 4, 2023	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)

Date: May 4, 2023	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)