Form 10-Q
period 2023-06-30
SAUL CENTERS, INC.
filed 2023-08-03
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
        ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of July 31, 2023: 23,942,456.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	June 30, 2023	December 31, 2022
Assets
Real estate investments
Land	$511,529	$511,529
Buildings and equipment	1,590,762	1,576,924
Construction in progress	410,966	319,683
	2,513,257	2,408,136
Accumulated depreciation	(708,770)	(688,475)
	1,804,487	1,719,661
Cash and cash equivalents	11,473	13,279
Accounts receivable and accrued income, net	51,949	56,323
Deferred leasing costs, net	22,799	22,388
Other assets	15,986	21,651
Total assets	$1,906,694	$1,833,302
Liabilities
Notes payable, net	$951,505	$961,577
Revolving credit facility payable, net	217,328	161,941
Term loan facility payable, net	99,456	99,382
Construction loan payable, net	25,841	—
Accounts payable, accrued expenses and other liabilities	54,211	42,978
Deferred income	21,836	23,169
Dividends and distributions payable	22,473	22,453
Total liabilities	1,392,650	1,311,500
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,048,626 and 24,016,009 shares issued and outstanding, respectively	240	240
Additional paid-in capital	448,231	446,301
Partnership units in escrow	39,650	39,650
Distributions in excess of accumulated earnings	(280,850)	(273,559)
Accumulated other comprehensive income	3,131	2,852
Total Saul Centers, Inc. equity	395,402	400,484
Noncontrolling interests	118,642	121,318
Total equity	514,044	521,802
Total liabilities and equity	$1,906,694	$1,833,302
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Rental revenue	$62,002	$59,134	$123,830	$119,814
Other	1,707	1,159	2,928	2,623
Total revenue	63,709	60,293	126,758	122,437
Expenses
Property operating expenses	8,997	7,641	17,783	17,179
Real estate taxes	7,453	7,156	14,948	14,574
Interest expense, net and amortization of deferred debt costs	12,278	10,457	24,099	21,059
Depreciation and amortization of deferred leasing costs	12,114	12,377	24,130	24,704
General and administrative	5,678	5,665	10,946	10,433
Total expenses	46,520	43,296	91,906	87,949
Net Income	17,189	16,997	34,852	34,488
Noncontrolling interests
Income attributable to noncontrolling interests	(4,027)	(3,981)	(8,188)	(8,107)
Net income attributable to Saul Centers, Inc.	13,162	13,016	26,664	26,381
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
Net income available to common stockholders	$10,363	$10,217	$21,067	$20,784
Per share net income available to common stockholders
Basic and diluted	$0.43	$0.43	$0.88	$0.87
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$17,189	$16,997	$34,852	$34,488
Other comprehensive income
Change in unrealized gain on cash flow hedge	2,401	—	387	—
Total comprehensive income	19,590	16,997	35,239	34,488
Comprehensive income attributable to noncontrolling interests	(4,699)	(3,981)	(8,296)	(8,107)
Total comprehensive income attributable to Saul Centers, Inc.	14,891	13,016	26,943	26,381
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
Total comprehensive income available to common stockholders	$12,092	$10,217	$21,346	$20,784
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2023	$185,000	$240	$446,301	$39,650	$(273,559)	$2,852	$400,484	$121,318	$521,802
Issuance of shares of common stock:
13,227 shares pursuant to dividend reinvestment plan	—	—	543	—	—	—	543	—	543
699 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	290	—	—	—	290	—	290
Net income	—	—	—	—	13,502	—	13,502	4,161	17,663
Change in unrealized gain/loss on cash flow hedge	—	—	—	—	—	(1,450)	(1,450)	(564)	(2,014)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,165)	—	(14,165)	(5,486)	(19,651)
Balance, March 31, 2023	185,000	240	447,134	39,650	(277,020)	1,402	396,406	119,429	515,835

Issuance of shares of common stock:
15,588 shares pursuant to dividend reinvestment plan	—	—	544	—	—	—	544	—	544
3,104 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	553	—	—	—	553	—	553
Net income	—	—	—	—	13,162	—	13,162	4,027	17,189
Change in unrealized gain/loss on cash flow hedge	—	—	—	—	—	1,729	1,729	672	2,401
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,193)	—	(14,193)	(5,486)	(19,679)
Balance, June 30, 2023	$185,000	$240	$448,231	$39,650	$(280,850)	$3,131	$395,402	$118,642	$514,044

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (continued) (Unaudited)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2022	$185,000	$238	$436,609	$39,650	$(256,448)	$—	$405,049	$125,438	$530,487
Issuance of shares of common stock:
61,861 shares pursuant to dividend reinvestment plan	—	1	2,948	—	—	—	2,949	—	2,949
8,007 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	594	—	—	—	594	—	594
Issuance of 13,704 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	653	653
Net income	—	—	—	—	13,365	—	13,365	4,126	17,491
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.57/share) and distributions payable partnership units ($0.57/unit)	—	—	—	—	(13,625)	—	(13,625)	(5,292)	(18,917)
Balance, March 31, 2022	185,000	239	440,151	39,650	(259,506)	—	405,534	124,925	530,459

Issuance of shares of common stock:
57,821 shares pursuant to dividend reinvestment plan	—	1	2,948	—	—	—	2,949	—	2,949
19,618 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	1,397	—	—	—	1,397	—	1,397
Issuance of 12,955 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	669	669
Net income	—	—	—	—	13,016	—	13,016	3,981	16,997
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,156)	—	(14,156)	(5,486)	(19,642)
Balance, June 30, 2022	$185,000	$240	$444,496	$39,650	$(263,444)	$—	$405,942	$124,089	$530,031

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$34,852	$34,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	24,130	24,704
Amortization of deferred debt costs	1,122	941
Compensation costs of stock and option grants	843	908
Credit losses (recoveries) on operating lease receivables, net	(27)	48
Decrease in accounts receivable and accrued income	4,401	3,068
Additions to deferred leasing costs	(2,486)	(903)
Decrease in other assets	3,315	1,013
Increase in accounts payable, accrued expenses and other liabilities	3,875	4,654
Decrease in deferred income	(1,333)	(2,437)
Net cash provided by operating activities	68,692	66,484
Cash flows from investing activities:
Additions to real estate investments	(14,109)	(7,014)
Additions to development and redevelopment projects	(85,257)	(44,900)
Net cash used in investing activities	(99,366)	(51,914)
Cash flows from financing activities:
Proceeds from notes payable	15,300	—
Repayments on notes payable	(25,614)	(53,531)
Proceeds from revolving credit facility	78,000	82,000
Repayments on revolving credit facility	(23,000)	(8,000)
Proceeds from construction loan	28,421	—
Additions to deferred debt costs	(421)	(3,388)
Proceeds from the issuance of:
Common stock	1,087	6,981
Partnership units	—	1,322
Distributions to:
Series D preferred stockholders	(2,297)	(2,297)
Series E preferred stockholders	(3,300)	(3,300)
Common stockholders	(28,336)	(27,208)
Noncontrolling interests	(10,972)	(10,576)
Net cash provided by (used in) financing activities	28,868	(17,997)
Net decrease in cash and cash equivalents	(1,806)	(3,427)
Cash and cash equivalents, beginning of period	13,279	14,594
Cash and cash equivalents, end of period	$11,473	$11,167
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,676	$19,689
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$26,364	$16,220

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
The Company, which conducts all of its activities through its subsidiaries, Saul Holdings Limited Partnership, a Maryland limited partnership (the “Operating Partnership”) and two subsidiary limited partnerships (the “Subsidiary Partnerships,” and, collectively with the Operating Partnership, the “Partnerships”), engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-use properties, primarily in the Washington, D.C./Baltimore metropolitan area.
As of June 30, 2023, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) land and development properties.
Because the properties are located primarily in the Washington, D.C./Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. The Shopping Centers, a majority of which are anchored by one or more major tenants and 33 of which are anchored by a grocery store, offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 5.0% of the Company's total revenue for the six months ended June 30, 2023. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the six months ended June 30, 2023.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of June 30, 2023 and December 31, 2022, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectability and, upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. As of June 30, 2023, of the $9.4 million of rents previously deferred, $0.3 million has been written off and $0.6 million has not yet come due. The amount that has not yet come due is included in Accounts receivable and accrued income, net in the Consolidated Balance Sheets.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used as of and for the six months ended June 30, 2023.

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
Construction in progress as of June 30, 2023 and December 31, 2022, is composed of the following:

(In thousands)	June 30, 2023	December 31, 2022
Twinbrook Quarter	$297,104	$227,672
Hampden House	105,192	80,704
Other	8,670	11,307
Total	$410,966	$319,683
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

Notes to Consolidated Financial Statements (Unaudited)

An operating lease right of use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right of use asset and corresponding lease liability totaled $2.8 million and $2.9 million, respectively, at June 30, 2023.
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
Deferred Leasing Costs
Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are costs paid to third-party brokers and lease commissions paid to certain employees that are incremental to obtaining a lease and would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $22.8 million and $22.4 million, net of accumulated amortization of $52.7 million and $51.3 million, as of June 30, 2023 and December 31, 2022, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled $2.1 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively.
Real Estate Investment Properties
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $22.0 million and $22.6 million for the six months ended June 30, 2023 and 2022, respectively. Repairs and maintenance expense totaled $7.1 million and $7.4 million for the six months ended June 30, 2023 and 2022, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
As of June 30, 2023, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges were recorded.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of June 30, 2023, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members, (collectively, the “Saul Organization”) held an aggregate 26.6% limited partnership interest in the Operating Partnership represented by approximately 8.8 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company’s Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of June 30, 2023, approximately 828,000 units could be converted into shares of Saul Centers common stock.

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2023, a third party investor holds a 1.4% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers’ common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers’ common stock.
The impact of the aggregate 28.0% limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended June 30, 2023 and 2022, was approximately 34.0 million and 34.0 million, respectively and for the six months ended June 30, 2023 and 2022, was approximately 34.0 million and 33.9 million, respectively.
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

5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs
At June 30, 2023, the Company had a $525.0 million senior unsecured credit facility (the “Credit Facility”) comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, and may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027. Interest accrues at the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of June 30, 2023, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On June 30, 2023, based on the value of the Company’s unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $165.3 million was available and undrawn under the Credit Facility, $319.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of June 30, 2023, the fair value of the interest-rate swaps totaled approximately $4.3 million, which is included in Other assets in the Consolidated Balance Sheets. The increase in value from inception of the swaps is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
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
During the second quarter of 2023, the Company commenced drawing on its $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of June 30, 2023, the outstanding balance on the loan was $25.8 million, net of unamortized deferred debt costs.
Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. The Operating Partnership is the guarantor of (a) the construction-to-permanent loan secured by Twinbrook Quarter Phase I (approximately $28.4 million at June 30, 2023), (b) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands Pad (totaling $27.7 million at June 30, 2023), (c) a portion of the mortgage secured by The Waycroft (approximately $23.6 million of the $150.9 million outstanding balance at June 30, 2023), (d) the mortgage secured by Ashbrook Marketplace (approximately $20.5 million at June 30, 2023) and (e) a portion of

Notes to Consolidated Financial Statements (Unaudited)

the mortgage secured by Avenel Business Park (approximately $6.3 million of the $22.3 million outstanding balance at June 30, 2023). All other notes payable are non-recourse.
The principal amount of the Company’s outstanding debt totaled approximately $1.31 billion at June 30, 2023, of which approximately $1.09 billion was fixed-rate debt and approximately $219.0 million was unhedged variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.33 billion as of June 30, 2023.
At December 31, 2022, the principal amount of the Company’s outstanding debt totaled approximately $1.24 billion, of which $1.07 billion was fixed rate debt and $164.0 million was unhedged variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.04 billion as of December 31, 2022.
At June 30, 2023, the future principal payments of debt, including scheduled maturities and amortization, for years ending December 31, were as follows:

(In thousands)	Principal Payments
July 1 through December 31, 2023	$16,728
2024	83,973
2025	271,086	(a)
2026	162,468
2027	123,792	(b)
2028	41,863
Thereafter	611,879
Principal amount	1,311,789
Unamortized deferred debt costs	17,659
Net	$1,294,130

(a) Includes $219.0 million outstanding under the Credit Facility.
(b) Includes $100.0 million outstanding under the Credit Facility.
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaling $17.7 million and $15.8 million, net of accumulated amortization of $9.1 million and $7.9 million, at June 30, 2023 and December 31, 2022, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets. At June 30, 2023, deferred debt costs totaling $2.9 million related to the Hampden House construction-to-permanent loan, which has no outstanding balance, are included in Other Assets in the Consolidated Balance Sheets. At December 31, 2022, deferred debt costs totaling $2.7 million and $3.0 million, related to the Twinbrook Quarter and Hampden House construction-to-permanent loans, respectively, which had no outstanding balance, were included in Other Assets in the Consolidated Balance Sheets.
Interest expense, net and amortization of deferred debt costs for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Interest incurred	$16,267	$12,468	$31,780	$24,781
Amortization of deferred debt costs	564	465	1,122	941
Capitalized interest	(4,472)	(2,474)	(8,614)	(4,661)
Interest expense	12,359	10,459	24,288	21,061
Less: Interest income	81	2	189	2
Interest expense, net and amortization of deferred debt costs	$12,278	$10,457	$24,099	$21,059

Notes to Consolidated Financial Statements (Unaudited)

6.    Equity
The consolidated statements of operations for the six months ended June 30, 2023 and 2022, reflect noncontrolling interests of $8.2 million and $8.1 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.
At June 30, 2023, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the “Series D Stock”). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At June 30, 2023, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

	Average Shares/Options Outstanding
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Weighted average common stock outstanding-Basic	24,043	23,963	24,034	23,924
Effect of dilutive options	1	16	1	15
Weighted average common stock outstanding-Diluted	24,044	23,979	24,035	23,939
Non-dilutive options	1,672	1,212	1,708	1,221
Years non-dilutive options were issued	2014 through 2022	2015 through 2020	2013 through 2022	2015 through 2020

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary

Notes to Consolidated Financial Statements (Unaudited)

amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $231,400 and $227,800 for the six months ended June 30, 2023 and 2022, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the six months ended June 30, 2023 and 2022, the Company credited to employee accounts $132,400 and $111,600, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $3.0 million and $3.0 million, at June 30, 2023 and December 31, 2022, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company and the Saul Organization are parties to a shared services agreement (the “Agreement”) that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2023 and 2022, which included rental expense for the Company’s headquarters sublease, totaled approximately $5.4 million and $4.6 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, accounts payable, accrued expenses and other liabilities included approximately $0.9 million and $1.2 million, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $436,000 and $394,000 for the six months ended June 30, 2023 and 2022, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $315,500 and $137,500 for the six months ended June 30, 2023 and 2022, respectively.

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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon

Notes to Consolidated Financial Statements (Unaudited)

separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the six months ended June 30, 2023, 5,028 shares were credited to director’s deferred fee accounts and 6,865 shares were issued. As of June 30, 2023, the director's deferred fee accounts comprise 118,987 shares.
Effective May 12, 2023, the Company granted 253,500 options to its directors and certain officers. The following table summarizes the assumptions used in the valuation of the 2023 and 2022 option grants.

	Directors		Officers
Grant date	May 12, 2023	May 13, 2022	May 12, 2023	May 13, 2022
Exercise price per share	$33.79	$47.90	$33.79	$47.90
Fair value per option	$6.53	$8.34	$6.06	$7.66
Volatility	0.319	0.300	0.288	0.271
Expected life (years)	5.0	5.0	7.0	7.0
Assumed yield	4.94%	4.90%	4.96%	4.93%
Risk-free rate	3.45%	2.89%	3.45%	2.95%

During the six months ended June 30, 2023, stock option expense totaling $0.7 million was included in general and administrative expense in the Consolidated Statement of Operations. As of June 30, 2023, the estimated future expense related to unvested stock options was $2.8 million.
The table below summarizes the option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,768,375	$51.28	$—
Granted	253,500	33.79	770,640
Exercised	—	—	—
Expired/Forfeited	(96,875)	49.24	—
Outstanding at June 30	1,925,000	49.08	770,640
Exercisable at June 30	1,247,375	52.28	91,200
The intrinsic value of stock options outstanding or exercisable measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. There were no options exercised during the six months ended June 30, 2023. The intrinsic value of stock options exercised during the six months ended June 30, 2022 was calculated by using the transaction price on the date of exercise and totaled $237,724. At June 30, 2023, the final trading day of the 2023 second quarter, the closing share price of $36.83 was lower than the exercise price of 1.7 million outstanding options granted in 2014 through 2022. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.0 years and 4.6 years, respectively.

9.     Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, would be approximately $926.3 million and $919.2 million, respectively, compared to the principal balance of $1.09 billion and $1.07 billion at June 30, 2023 and December 31, 2022, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

Notes to Consolidated Financial Statements (Unaudited)

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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $2.3 million will be reclassified from other comprehensive income and reflected as a decrease to interest expense.
The Company carries its interest-rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models that contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. As of June 30, 2023, the fair value of the interest-rate swaps was approximately $4.3 million and is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
The table below details the fair value and location of the interest rate swaps as of June 30, 2023 and December 31, 2022.

(In thousands)	Fair Values of Derivative Instruments
	June 30, 2023		December 31, 2022
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$4,349	Other Assets	$3,962

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2023 and 2022.

(In thousands)	The Effect of Hedge Accounting on Other Comprehensive Income (OCI)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amount of gain (loss) recognized in OCI	$2,919	$—	$1,302	$—
Location of gain (loss) reclassified from OCI into income	Interest expense, net and amortization of deferred debt costs	N/A	Interest expense, net and amortization of deferred debt costs	N/A
Amount of (gain) loss reclassified from OCI into income	$(518)	$—	$(915)	$—

Notes to Consolidated Financial Statements (Unaudited)

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

Financial Information By Segment
(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three Months Ended June 30, 2023
Real estate rental operations:
Revenue	$43,974	$19,735	$—	$63,709
Expenses	(9,462)	(6,988)	—	(16,450)
Income from real estate	34,512	12,747	—	47,259
Interest expense, net and amortization of deferred debt costs	—	—	(12,278)	(12,278)
Depreciation and amortization of deferred leasing costs	(7,066)	(5,048)	—	(12,114)
General and administrative	—	—	(5,678)	(5,678)
Net income (loss)	$27,446	$7,699	$(17,956)	$17,189
Capital investment	$4,221	$51,989	$—	$56,210
Total assets	$915,274	$972,258	$19,162	$1,906,694

Three Months Ended June 30, 2022
Real estate rental operations:
Revenue	$42,038	$18,255	$—	$60,293
Expenses	(8,184)	(6,613)	—	(14,797)
Income from real estate	33,854	11,642	—	45,496
Interest expense, net and amortization of deferred debt costs	—	—	(10,457)	(10,457)
Depreciation and amortization of deferred leasing costs	(7,086)	(5,291)	—	(12,377)
General and administrative	—	—	(5,665)	(5,665)
Net income (loss)	$26,768	$6,351	$(16,122)	$16,997
Capital investment	$2,427	$32,619	$—	$35,046
Total assets	$937,509	$831,078	$13,899	$1,782,486

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Six Months Ended June 30, 2023
Real estate rental operations:
Revenue	$88,199	$38,559	$—	$126,758
Expenses	(18,722)	(14,009)	—	(32,731)
Income from real estate	69,477	24,550	—	94,027
Interest expense, net and amortization of deferred debt costs	—	—	(24,099)	(24,099)
Depreciation and amortization of deferred leasing costs	(14,193)	(9,937)	—	(24,130)
General and administrative	—	—	(10,946)	(10,946)
Net income (loss)	$55,284	$14,613	$(35,045)	$34,852
Capital investment	$5,888	$93,478	$—	$99,366
Total assets	$915,274	$972,258	$19,162	$1,906,694

Six Months Ended June 30, 2022
Real estate rental operations:
Revenue	$86,137	$36,300	$—	$122,437
Expenses	(18,276)	(13,477)	—	(31,753)
Income from real estate	67,861	22,823	—	90,684
Interest expense, net and amortization of deferred debt costs	—	—	(21,059)	(21,059)
Depreciation and amortization of deferred leasing costs	(14,227)	(10,477)	—	(24,704)
General and administrative	—	—	(10,433)	(10,433)
Net income (loss)	$53,634	$12,346	$(31,492)	$34,488
Capital investment	$3,959	$47,955	$—	$51,914
Total assets	$937,509	$831,078	$13,899	$1,782,486

13. Subsequent Events
The Company has reviewed operating activities for the period subsequent to June 30, 2023, and determined there are no subsequent events required to be disclosed.

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

Impact of COVID-19
In February 2023, the Department of Health and Human Services declared that the federal Public Health Emergency for COVID-19 would end on May 11, 2023. On April 10, 2023, President Biden signed legislation ending the COVID-19 National Emergency. If the residual effects of COVID-19 result in deterioration of economic and market conditions, including supply chain issues, or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur during future periods. As of June 30, 2023, we have not identified any impairment triggering events, including the impact of COVID-19 and corresponding tenant requests for rent relief. Therefore, under applicable GAAP guidance, no impairment charges have been recorded. However, we have yet to see the long-term effects of COVID-19 and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether impairment charges are warranted.
As of July 31, 2023, the Company had collected 99.1% of contractual base rent and operating expense and real estate tax recoveries due during the 2023 second quarter.
The Company is and will continue to be actively engaged in collection efforts related to uncollected rent, however, the Company can provide no assurance that such efforts or our efforts in future periods will be successful. Management considers reserves established as of June 30, 2023, against such potential losses to be reasonable and adequate. Rent collections during the second quarter and rent relief requests to-date may not be indicative of collections or requests in any future period.
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
The following is a summary of the Company’s executed rent deferral agreements and repayments as of July 31, 2023, with the exception of amounts due, which are as of June 30, 2023.

Rent Deferral Agreements
(Dollars in thousands)
					Collection Percentage (based on payments currently due)
Total Deferred Rent	Amount Due	Amount Written Off, Net	Amount Unpaid	Amount Collected
$9,366	$8,807	$310	$33	$8,464	96%
The extent of the effects of COVID-19 on the Company’s business, results of operations, cash flows, and growth prospects is uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See Item 1A. Risk Factors.

General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and six months ended June 30, 2023.
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
Management believes acquisition opportunities for investment in existing and new shopping center and mixed-use properties in the near future are uncertain. Nevertheless, because of the Company’s conservative capital structure, including its cash and capacity under its revolving credit facility, management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are identified and market conditions improve. (See “Item 1. Business - Capital Policies”.) It is management’s view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as integral parts of its overall business plan.
Prior to the COVID-19 pandemic, economic conditions within the local Washington, D.C. metropolitan area were relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion or closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company’s Commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 94.0% as of June 30, 2023, from 92.6% as of June 30, 2022.
The Company maintains a ratio of total debt to total estimated asset market value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of June 30, 2023, including the $100.0 million hedged variable-rate debt, total fixed-rate debt with staggered maturities from 2024 to 2041 represented approximately 83.3% of the Company’s notes payable, thus mitigating refinancing risk. The Company’s unhedged variable-rate debt consists of $219.0 million outstanding under the Credit Facility. As of June 30, 2023, the Company has availability of approximately $165.3 million under its Credit Facility.
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

	Commercial Rents per Square Foot
	Six Months Ended June 30,		2022 to 2023 Change
	2023	2022	Amount	Percent
Base rent	$20.75	$20.56	$0.19	0.92%
Effective rent	$19.19	$18.93	$0.26	1.37%

Recent Developments
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans, approximately 25,000 square feet of small shop space, 450 apartments and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding capitalized interest, the total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. A portion of the project is being financed by a $145.0 million construction-to-permanent loan. During the second quarter of 2023, the Company commenced drawing on the loan and, as of June 30, 2023, the outstanding balance on the loan was $25.8 million, net of unamortized deferred debt costs. Concrete work is substantially complete and pre-cast façade panels, masonry and windows are being installed. Interior mechanical, electrical and plumbing infrastructure is also being installed. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding capitalized interest, the total cost of the project is expected to be approximately $246.4 million, a portion of which will be financed by a $133.0 million construction-to-permanent loan. The Company has not yet commenced drawing on this loan. Below grade concrete work is substantially complete and lobby level construction has commenced. Construction is expected to be completed during 2025.
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

Results of Operations
Three months ended June 30, 2023 (the “2023 Quarter”) compared to the three months ended June 30, 2022 (the “2022 Quarter”)
Net income for the 2023 Quarter increased to $17.2 million from $17.0 million for the 2022 Quarter. Significant changes in revenue and expenses are discussed below.
Revenue

	Three Months Ended June 30,		2022 to 2023 Change
(Dollars in thousands)	2023	2022	Amount	Percent
Base rent	$52,161	$50,022	$2,139	4.3%
Expense recoveries	9,003	8,069	934	11.6%
Percentage rent	408	544	(136)	(25.0)%
Other property revenue	499	522	(23)	(4.4)%
Credit (losses) recoveries on operating lease receivables, net	(69)	(23)	(46)	NM
Rental revenue	62,002	59,134	2,868	4.9%
Other revenue	1,707	1,159	548	47.3%
Total revenue	$63,709	$60,293	$3,416	5.7%
NM = Not Meaningful
Total revenue increased 5.7% in the 2023 Quarter compared to the 2022 Quarter, as described below.
Base rent. The $2.1 million increase in base rent in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to (a) higher commercial base rent of $1.3 million and (b) higher residential base rent of $0.8 million.
Expense recoveries. The $0.9 million increase in expense recoveries in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to an increase in recoverable property operating expenses.
Percentage rent. The $0.1 million decrease in percentage rent in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to timing of receipt of tenant sales reports.
Other revenue. The $0.5 million increase in other revenue in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to higher lease termination fees.

Expenses

	Three Months Ended June 30,		2022 to 2023 Change
(Dollars in thousands)	2023	2022	Amount	Percent
Property operating expenses	$8,997	$7,641	$1,356	17.7%
Real estate taxes	7,453	7,156	297	4.2%
Interest expense, net and amortization of deferred debt costs	12,278	10,457	1,821	17.4%
Depreciation and amortization of deferred leasing costs	12,114	12,377	(263)	(2.1)%
General and administrative	5,678	5,665	13	0.2%
Total expenses	$46,520	$43,296	$3,224	7.4%
Total expenses increased 7.4% in the 2023 Quarter compared to the 2022 Quarter, as described below.
Property operating expenses. The $1.4 million increase in property operating expenses in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to (a) higher repairs and maintenance expenses across the portfolio of $0.9 million, (b) higher insurance costs across the portfolio of $0.2 million, and (c) higher payroll costs for property employees of
$0.2 million.

Real estate taxes. The $0.3 million increase in real estate taxes in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to higher tax assessment values across the portfolio.

Interest expense, net and amortization of deferred debt costs. The $1.8 million increase in interest expense, net and amortization of deferred debt costs in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to (a) higher interest incurred as a result of higher weighted average interest rates of $2.3 million and (b) higher interest incurred as a result of higher average outstanding debt of $1.2 million, partially offset by (c) higher capitalization of interest of $2.0 million related to Twinbrook Quarter Phase I and Hampden House.

Depreciation and amortization of deferred leasing costs. The $0.3 million decrease in depreciation and amortization of deferred leasing costs in the 2023 Quarter compared to the 2022 Quarter is primarily attributable to lower depreciation expense of $0.2 million.

Six months ended June 30, 2023 (the “2023 Period”) compared to the six months ended June 30, 2022 (the “2022 Period”)
Net income for the 2023 Period increased to $34.9 million from $34.5 million for the 2022 Period. Significant changes in revenue and expenses are discussed below.
Revenue

	Six Months Ended June 30,		2022 to 2023 Change
(Dollars in thousands)	2023	2022	Amount	Percent
Base rent	$103,609	$99,837	$3,772	3.8%
Expense recoveries	17,915	17,793	122	0.7%
Percentage rent	1,310	1,223	87	7.1%
Other property revenue	969	1,009	(40)	(4.0)%
Credit recoveries (losses) on operating lease receivables, net	27	(48)	75	NM
Rental revenue	123,830	119,814	4,016	3.4%
Other revenue	2,928	2,623	305	11.6%
Total revenue	$126,758	$122,437	$4,321	3.5%
NM - Not Meaningful
Total revenue increased 3.5% in the 2023 Period compared to the 2022 Period, as described below.

Base Rent. The $3.8 million increase in base rent in the 2023 Period compared to the 2022 Period is primarily attributable to (a) higher commercial base rent of $2.0 million and (b) higher residential base rent of $1.8 million.
Other revenue. The $0.3 million increase in other revenue in the 2023 Period compared to the 2022 Period is primarily attributable to higher lease termination fees.
Expenses

	Six Months Ended June 30,		2022 to 2023 Change
(Dollars in thousands)	2023	2022	Amount	Percent
Property operating expenses	$17,783	$17,179	$604	3.5%
Real estate taxes	14,948	14,574	374	2.6%
Interest expense, net and amortization of deferred debt costs	24,099	21,059	3,040	14.4%
Depreciation and amortization of deferred leasing costs	24,130	24,704	(574)	(2.3)%
General and administrative	10,946	10,433	513	4.9%
Total expenses	$91,906	$87,949	$3,957	4.5%

Total expenses increased 4.5% in the 2023 Period compared to the 2022 Period, as described below.
Property Operating Expenses. Property operating expenses increased 3.5% in the 2023 Period compared to the 2022 Period primarily due to (a) higher insurance costs throughout the portfolio of $0.3 million and (b) higher payroll costs for property employees of $0.2 million.
Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs increased 14.4% in the 2023 Period compared to the 2022 Period primarily due to (a) higher interest incurred as a result of higher weighted average interest rates of $4.5 million and (b) higher interest incurred as a result of higher average outstanding debt of $2.0 million, partially offset by (c) higher capitalized interest of $4.0 million related to Twinbrook Quarter Phase I and Hampden House.
Depreciation and amortization of deferred leasing costs. Depreciation and amortization of deferred leasing costs decreased 2.3% in the 2023 Period compared to the 2022 Period primarily due to lower depreciation expense of $0.5 million.
General and Administrative. General and administrative expenses increased 4.9% in the 2023 Period compared to the 2022 Period primarily due to increased salaries and benefits of $0.6 million.
Same property revenue and same property operating income
Same property revenue and same property operating income are non-GAAP financial measures of performance that management believes improve the comparability of reporting periods by excluding the results of properties that were not in operation for the entirety of the comparable reporting periods.
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
Same property revenue

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenue	$63,709	$60,293	$126,758	$122,437
Less: Acquisitions, dispositions and development properties	—	—	—	—
Total same property revenue	$63,709	$60,293	$126,758	$122,437

Shopping Centers	$43,974	$42,038	$88,199	$86,137
Mixed-Use properties	19,735	18,255	38,559	36,300
Total same property revenue	$63,709	$60,293	$126,758	$122,437

Total Shopping Center revenue	$43,974	$42,038	$88,199	$86,137
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center revenue	$43,974	$42,038	$88,199	$86,137

Total Mixed-Use property revenue	$19,735	$18,255	$38,559	$36,300
Less: Mixed-Use acquisitions, dispositions and development properties	—	—	—	—
Total same Mixed-Use revenue	$19,735	$18,255	$38,559	$36,300
The $3.4 million increase in same property revenue for the 2023 Quarter compared to the 2022 Quarter was primarily due to (a) higher commercial base rent of $1.3 million, (b) higher expense recoveries of $0.9 million, (c) higher residential base rent of $0.8 million and (d) higher lease termination fees of $0.5 million.
The $4.3 million increase in same property revenue for the 2023 Period compared to the 2023 Period was primarily due to (a) higher commercial base rent of $2.0 million, (b) higher residential base rent of $1.8 million, (c) higher lease termination fees of $0.2 million and (d) higher expense recoveries of $0.1 million.
Mixed-Use same property revenue is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023		2022
Office mixed-use properties (1)	$9,856	$9,404	$19,001		$18,892
Residential mixed-use properties (retail activity) (2)	1,142	967	2,288		1,930
Residential mixed-use properties (residential activity) (3)	8,737	7,884	17,270		15,478
Total Mixed-Use same property revenue	$19,735	$18,255	$38,559	$38,559	$36,300
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes The Waycroft and Park Van Ness
(3)Includes Clarendon South Block, The Waycroft and Park Van Ness

Same property operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income	$17,189	$16,997	$34,852	$34,488
Add: Interest expense, net and amortization of deferred debt costs	12,278	10,457	24,099	21,059
Add: Depreciation and amortization of deferred leasing costs	12,114	12,377	24,130	24,704
Add: General and administrative	5,678	5,665	10,946	10,433
Property operating income	47,259	45,496	94,027	90,684
Less: Acquisitions, dispositions and development properties	—	—	—	—
Total same property operating income	$47,259	$45,496	$94,027	$90,684

Shopping Centers	$34,512	$33,854	$69,477	$67,861
Mixed-Use properties	12,747	11,642	24,550	22,823
Total same property operating income	$47,259	$45,496	$94,027	$90,684

Shopping Center operating income	$34,512	$33,854	$69,477	$67,861
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center operating income	$34,512	$33,854	$69,477	$67,861

Mixed-Use property operating income	$12,747	$11,642	$24,550	$22,823
Less: Mixed-Use acquisitions, dispositions and development properties	—	—	—	—
Total same Mixed-Use property operating income	$12,747	$11,642	$24,550	$22,823
Same property operating income increased $1.8 million, or 3.9%, for the 2023 Quarter compared to the 2022 Quarter.
Shopping Center same property operating income for the 2023 Quarter totaled $34.5 million, a $0.7 million increase from the 2022 Quarter. Shopping Center same property operating income increased primarily due to (a) higher base rent of $1.3 million, partially offset by (b) lower expense recoveries, net of expenses of $0.4 million and (c) lower percentage rent of $0.3 million. Mixed-Use same property operating income totaled $12.7 million, a $1.1 million increase from the 2022 Quarter. Mixed-Use same property operating income increased primarily due to (a) higher residential base rent of $0.8 million and (b) higher lease termination fees of $0.5 million.
Same property operating income increased $3.3 million, or 3.7% for the 2023 Period, compared to the 2022 Period.
Shopping Center same property operating income for the 2023 Period increased $1.6 million, or 2.4%, compared to the 2022 Period, primarily due to (a) higher base rent of $2.1 million, partially offset by (b) lower lease termination fees of
$0.3 million. Mixed-Use same property operating income increased $1.7 million, or 7.6%, primarily due to (a) higher residential base rent of $1.8 million and (b) higher lease termination fees of $0.5 million, partially offset by (c) lower recovery income, net of expenses of $0.7 million.

Mixed-Use same property operating income is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023		2022
Office mixed-use properties (1)	$6,469	$6,273	$12,177		$12,326
Residential mixed-use properties (retail activity) (2)	840	707	1,647		1,399
Residential mixed-use properties (residential activity) (3)	5,438	4,662	10,726		9,098
Total Mixed-Use same property operating income	$12,747	$11,642	$24,550	$24,550	$22,823
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes The Waycroft and Park Van Ness
(3)Includes Clarendon South Block, The Waycroft and Park Van Ness
Liquidity and Capital Resources
Cash and cash equivalents totaled $11.5 million and $11.2 million at June 30, 2023 and 2022, respectively. The Company maintains cash balances at various financial institutions and, from time to time, those balances may exceed federally insured limits. The Company has not experienced any losses on such deposits and actively monitors its banking relationships to mitigate its exposure to significant credit risk on those deposits. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$68,692	$66,484
Net cash used in investing activities	(99,366)	(51,914)
Net cash provided by (used in) financing activities	28,868	(17,997)
Net decrease in cash and cash equivalents	$(1,806)	$(3,427)
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $47.5 million increase in cash used in investing activities is primarily due to (a) increased development expenditures of $40.4 million and (b) increased additions to real estate investments throughout the portfolio of $7.1 million.
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
The Company is developing Twinbrook Quarter Phase I located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans, approximately 25,000 square feet of small shop space, 450 apartments and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding capitalized interest, the total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. A portion of the project is being financed by a $145.0 million construction-to-permanent loan. During the second quarter of 2023, the Company commenced drawing on the loan and, as of June 30, 2023, the outstanding balance on the loan was $25.8 million, net of unamortized deferred debt costs. Concrete work is substantially complete and pre-cast façade panels, masonry and windows are being installed. Interior mechanical, electrical and plumbing infrastructure is also being installed. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding capitalized interest, the total cost of the project is expected to be approximately $246.4 million, a portion of which will be financed by a $133.0 million construction-to-permanent loan. The Company has not yet commenced drawing on this loan. Below grade concrete work is substantially complete and lobby level construction has commenced. Construction is expected to be completed during 2025.
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
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 25,190 and 116,994 shares pursuant to the DRIP at a weighted average discounted price of $37.74 and $49.28 per share, during the six months ended June 30, 2023 and 2022, respectively. The Company did not issue any limited partnership units pursuant to the DRIP during the six months ended June 30, 2023. The Company issued 26,659 limited partnership units pursuant to the DRIP at a weighted average price of $49.81 per unit during the six months ended June 30, 2022. The Company also credited 3,625 and 2,688 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $37.71 and $49.31 per share, during the six months ended June 30, 2023 and 2022, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total estimated asset market value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2023.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company’s debt/capitalization strategy in light of current economic conditions, relative costs of capital, market values of the Company’s property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt/capitalization policy based on such a reevaluation without shareholder approval and consequently, may increase or decrease the Company’s debt to total estimated asset market value ratio above or below 50% or may waive the policy for certain periods of time. The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable.
At June 30, 2023, the Company had a $525.0 million Credit Facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, and may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027. Interest accrues at a rate of SOFR plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of June 30, 2023, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On June 30, 2023, based on the value of the Company’s unencumbered properties, approximately $165.3 million was available under the Credit Facility, $319.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of June 30, 2023, the Company was in compliance with all such covenants. See note 5 to the consolidated financial statements for a discussion of all financing activity.
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
During the second quarter of 2023, the Company commenced drawing on its $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of June 30, 2023, the outstanding balance on the loan was $25.8 million, net of unamortized deferred debt costs.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2023 Quarter totaled $26.5 million, a decrease of 0.3% compared to the 2022 Quarter. FFO available to common stockholders and noncontrolling interests decreased primarily due to (a) higher interest expense, net and amortization of deferred debt costs of $1.8 million, (b) lower recovery income, net of expenses of $0.7 million, (c) lower percentage rent of $0.1 million and (d) higher credit losses on operating lease receivables and corresponding reserves, net (collectively, $0.1 million), partially offset by (e) higher commercial base rent of $1.3 million, (f) higher residential base rent of $0.8 million and (g) higher lease termination fees of $0.5 million.
FFO available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) decreased to $53.4 million, or $1.60 and $1.57 per basic and diluted share, respectively, in the 2023 Period from $53.6 million, or $1.61 and $1.58 per basic and diluted share, respectively, in the 2022 Period. FFO available to common stockholders and noncontrolling interests decreased primarily due to (a) higher interest expense, net and amortization of deferred debt costs of $3.0 million, (b) lower recovery income, net of expenses of $0.9 million and (c) higher general and administrative expenses of $0.5 million, partially offset by (d) higher commercial base rent of $2.0 million, (e) higher residential base rent of $1.8 million, and (f) higher lease termination fees of $0.2 million.
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net income	$17,189	$16,997	$34,852	$34,488
Add:
Real estate depreciation and amortization	12,114	12,377	24,130	24,704
FFO	29,303	29,374	58,982	59,192
Subtract:
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
FFO available to common stockholders and noncontrolling interests	$26,504	$26,575	$53,385	$53,595
Weighted average shares and units:
Basic	33,340	33,256	33,332	33,210
Diluted (2)	34,049	33,981	34,040	33,933
Basic FFO per share available to common stockholders and noncontrolling interests	$0.79	$0.80	$1.60	$1.61
Diluted FFO per share available to common stockholders and noncontrolling interests	$0.78	$0.78	$1.57	$1.58

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
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
June 30, 2023	50	7	7,876,330	1,136,885	95.5%	83.2%
June 30, 2022	50	7	7,874,130	1,136,885	94.1%	82.6%
As of June 30, 2023, 94.0% of the Commercial portfolio was leased, compared to 92.6% as of June 30, 2022. On a same property basis, 94.0% of the Commercial portfolio was leased as of June 30, 2023 compared to 92.6% as of June 30, 2022. Included in the 94.0% of space leased as of June 30, 2023, is approximately 234,500 square feet of space, representing 2.6% of total Commercial square footage, that has not yet been occupied by the respective tenants. Collectively, these leases are expected to produce approximately $5.8 million of additional annualized base rent, an average of $24.57 per square foot, upon tenant occupancy and following any contractual rent concessions.
The Mixed-Use Commercial leasing percentage is composed of Commercial leases at office mixed-use properties and residential mixed-use properties. The leasing percentage at office mixed-use properties increased to 82.7% as of June 30, 2023 from 81.5% as of June 30, 2022. The retail leasing percentage at residential mixed-use properties decreased to 91.2% as of June 30, 2023 from 100.0% as of June 30, 2022.
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

Commercial Property Leasing Activity					Average Base Rent per Square Foot
Three Months Ended June 30,	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2023	542,369	36,400	71	8	$20.45	$20.93	$19.18	$20.17
2022	364,424	29,051	62	6	17.74	24.53	16.60	24.23

Additional information about the leasing activity during the three months ended June 30, 2023 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company’s ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	24	—	55
Square feet	77,757	—	501,012
Per square foot average annualized:
Base rent	$30.46	$—	$18.93
Tenant improvements	(2.29)	—	(0.07)
Leasing costs	(0.87)	—	(0.02)
Rent concessions	(0.37)	—	(0.04)
Effective rents	$26.93	$—	$18.80

As of December 31, 2022, 1,026,830 square feet of Commercial space was subject to leases scheduled to expire in 2023. Of those leases, as of June 30, 2023, leases representing 448,489 square feet of Commercial space (a) are on a month-to-month basis or (b) have not yet renewed and are scheduled to expire over the next six months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Commercial Property Leases	Total
Square feet	448,489
Average base rent per square foot	$16.42
Estimated market base rent per square foot	$16.68

As of June 30, 2023, the Residential portfolio was 99.2% leased compared to 98.1% as of June 30, 2022.

Residential Property Leasing Activity		Average Rent per Square Foot
Three Months Ended June 30,	Number of leases	New/Renewed Leases	Expiring Leases
2023	290	$3.52	$3.40
2022	309	3.50	3.20
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
The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of June 30, 2023, the Company had unhedged variable rate indebtedness totaling $219.0 million. If the interest rates on the Company’s unhedged variable rate debt instruments outstanding at June 30, 2023 had been one percentage point higher or lower, our annual interest expense relating to these debt instruments would have increased or decreased by $2.2 million based on those balances. As of June 30, 2023, the Company had fixed-rate indebtedness totaling $1.09 billion with a weighted average interest rate of 4.75%. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2023 had been one percentage point higher, the fair value of those debt instruments on that date would have decreased by $54.7 million. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2023 had been one percentage point lower, the fair value of those debt instruments on that date would have increased by $59.8 million.

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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Senior Vice President-Chief Accounting Officer and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer and its Senior Vice President-Chief Accounting Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
During the quarter ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
None
Item 1A.    Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2022 Annual Report of the Company on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 28, 2023 dividend distribution acquired 4,185 shares of common stock at a price of $34.92 per share.
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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (“Inline XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and
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

SAUL CENTERS, INC. (Registrant)

Date: August 3, 2023	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: August 3, 2023	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)

Date: August 3, 2023	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)