Form 10-K
period 2023-12-31
SAUL CENTERS, INC.
filed 2024-02-29
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of February 22, 2024 was 23,981,695.
At June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $484.4 million based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.

DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•our development activities;
•our access to additional capital;
•our ability to successfully complete additional acquisitions, developments or redevelopments, or if they are consummated, whether such acquisitions, developments or redevelopments perform as expected;
•adverse trends in the retail, office and residential real estate sectors;
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
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-oriented, residential mixed-use projects and expansion of and additions to its grocery-anchored shopping centers in the Washington, DC metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers.
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
As of December 31, 2023, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.
Management of the Current Portfolio Properties
The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 70 full-time equivalent employees at its headquarters office and 62 full-time employees and nine part-time employees at its properties and with an extensive network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.
The Company augments its property management capabilities by sharing with the Saul Organization certain ancillary functions, at cost, such as information technology and payroll services, benefits administration and in-house legal services. The Company also shares certain insurance administration expenses on a pro rata basis with the Saul Organization. Management believes that these arrangements result in lower costs than could be obtained by contracting with third parties. These arrangements permit the Company to capture greater economies of scale in purchasing from third party vendors than would otherwise be available to the Company alone and to capture internal economies of scale by avoiding payments representing profits with respect to functions provided internally. The terms of all sharing arrangements with the Saul Organization, including payments related thereto, are specified in a written agreement and are reviewed periodically by the Audit Committee of the Company’s Board of Directors.

The Company subleases its corporate headquarters space from the Saul Organization. A discussion of the lease terms is provided in Note 7, Long Term Lease Obligations, of the Notes to Consolidated Financial Statements.
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
Operating Strategy
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-oriented, residential mixed-use projects and expansion of and additions to its grocery-anchored shopping centers in the Washington, DC metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. Including Twinbrook Quarter and Hampden House, the Company has a pipeline of entitled sites in its portfolio, some of which are currently shopping center operating properties, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority (“WMATA”) red line Metro stations in Montgomery County, Maryland.
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
Investment in Real Estate
Including Twinbrook Quarter and Hampden House, the Company has a pipeline of entitled sites in its portfolio, some of which are currently Shopping Centers, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority red line Metro stations in Montgomery County, Maryland.
The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as supermarkets and drug stores. The Company has two executed leases and three leases are under negotiation for a total of five more pad sites.
In the current economic and capital markets environment, management believes acquisition opportunities for investment in existing and new shopping center and mixed-use properties in the near future is uncertain. Management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are identified and market conditions improve. (See “Item 1. Business - Capital Policies”.) It is management’s view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as integral parts of its overall business plan.
In evaluating a particular redevelopment, renovation, acquisition, or development, management will consider a variety of factors, including: (i) the location, size and accessibility of the property, with an emphasis on the Washington, DC/Baltimore metropolitan area; (ii) the demographic characteristics of the community, as well as the local real estate market, including potential for growth and potential regulatory impediments to development; (iii) the purchase price; (iv) the non-financial terms of the transaction; (v) the “fit” of the property with the Company’s existing portfolio; (vi) the potential for, and current extent of, any environmental problems; (vii) the current and historical occupancy rates of the property or any comparable or competing properties in the same market; (viii) the quality of construction and design and the current physical condition of the property; (ix) the financial and other characteristics of existing tenants and the terms of existing leases; and (x) the potential for capital appreciation.
Although it is management’s present intention to concentrate future acquisition and development activities on transit-centric, primarily residential mixed-use properties in the Washington, DC/Baltimore metropolitan area, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. The Company plans to continue to diversify in terms of property types, locations, size and market, and it does not set any limit on the amount or percentage of assets that may be invested in any one property or any one geographic area.
The Company intends to engage in such future investment and development activities in a manner that enables the Company to qualify and maintain its status as a REIT for federal income tax purposes and that will not cause the Company to be regulated as an investment company under the Investment Company Act of 1940, as amended. Equity investments in acquired properties may be subject to existing mortgage financings and other indebtedness or to new indebtedness that may be incurred in connection with acquiring or refinancing these investments.
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
Capital Policies
The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value. Book value may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2023.
The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company’s debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company's property portfolio, opportunities for acquisition, development or expansion, financial covenants related to the Credit Facility, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt capitalization policy based on such a reevaluation, without shareholder approval, and may increase or decrease the Company’s debt to total asset ratio above or below 50% or may waive the policy for certain periods of time, subject to maintaining compliance with financial covenants contained within existing debt agreements. The Company selectively refinances or renegotiates the terms of its outstanding debt in order to extend maturities and obtain additional liquidity.
The Company intends to finance future acquisitions and developments and to make debt repayments by utilizing the sources of capital then deemed to be most advantageous. Such sources may include undistributed operating cash flow, secured or unsecured bank and institutional borrowings, proceeds from the Company’s Dividend Reinvestment and Stock Purchase Plan, proceeds from the sale of properties and private and public offerings of debt or equity securities. Borrowings may be at the Operating Partnership, Subsidiary Partnerships or property level and securities offerings may include (subject to certain limitations) the issuance of Operating Partnership interests convertible into the Company's common stock or other equity securities.
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
Human Capital
As of December 31, 2023, the Company had approximately 70 full-time equivalent corporate employees and 62 full-time employees and nine part-time employees at its properties. None of our employees are represented by a collective bargaining unit.
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
Recent Developments
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, 450 apartment units and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. Of the expected $331.5 million total cost, $263.2 million has been invested to date. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. During the second quarter of 2023, the Company commenced drawing on the loan and, as of December 31, 2023, the outstanding balance of the loan was $72.4 million, net of unamortized deferred debt costs. Sitework and ground floor retail façade work continues around all four sides of the building. Apartment unit construction is in process on levels two through 12 and work is in process on the lobbies and interior amenity spaces. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $246.4 million, of which $133.0 million has been invested to date. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. During the fourth quarter of 2023, the Company commenced drawing on the loan and, as of December 31, 2023, the outstanding balance of the loan was $4.9 million, net of unamortized deferred debt costs. Above grade construction of the structure is on-going with framing and pouring of concrete being performed at the 23rd level above ground. Installation of the precast façade along with exterior metal and framing is in process. Construction is expected to be completed in late 2025.

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
Risk Factors Related to our Real Estate Investments and Operations
Revenue from our properties may be reduced or limited if the operations of our retail tenants are not successful.
Adverse changes in consumer spending or consumer preferences for particular goods, services or store based retailing could severely impact the ability of our retail tenants to pay rent. Revenue from our properties depends primarily on the ability of our retail tenants to pay the full amount of rent due under their leases on a timely basis. The amount of rent we receive from our retail tenants generally will depend in part on the success of our retail tenants’ operations, making us vulnerable to general economic downturns and other conditions affecting the retail industry. Some retail tenants may terminate their occupancy due to an inability to operate profitably for an extended period of time, impacting the Company’s ability to maintain occupancy levels.
Any reduction in the ability of our retail tenants to pay base rent or percentage rent may adversely affect our financial condition and results of operations. Small business retail tenants and anchor retailers that lease space in the Company’s properties may experience a deterioration in their sales or other revenue, or experience a constraint on the availability of credit necessary to fund operations, which in turn may adversely impact those tenants’ ability to pay contractual base rents and operating expense recoveries. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the retail tenants. Decreasing sales revenue by retail tenants could adversely impact the Company’s receipt of percentage rents required to be paid by tenants under certain leases.
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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.9% of our total revenue for the year ended December 31, 2023. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.
We may experience difficulty or delay in renewing leases or leasing vacant space.
We derive most of our revenue directly or indirectly from rent received from our office and retail tenants. We are subject to the risks that, upon expiration, leases for space in our properties may not be renewed, the space and other vacant space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than previous lease terms. Constraints on the availability of credit to office and retail tenants, necessary to purchase and install improvements, fixtures and equipment, and fund start-up business expenses, could impact the Company’s ability to procure new office and retail tenants for spaces currently vacant in existing operating properties or properties under development. As a result, our results of operations and our net income could be reduced.

Our development activities are inherently risky.
The ground-up development of improvements on real property, which is different from the renovation and redevelopment of existing improvements, presents substantial risks. In addition to the risks associated with real estate investment in general as described elsewhere, the risks associated with our development activities include:
•significant time lag between commencement and completion subjects us to greater risks due to fluctuations in the general economy;
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
As a result of these and other risks, our ground-up development projects may be unsuccessful and may have a negative impact on our results of operations and may reduce our net income.
Redevelopments and acquisitions may fail to perform as expected.
Our investment strategy includes the redevelopment and acquisition of (i) community and neighborhood shopping centers that are anchored by supermarkets, drugstores or high volume, value-oriented retailers that provide consumer necessities, and (ii) transit-oriented, mixed-use properties, which are comprised of office, retail and multi-family residential uses. The redevelopment and acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:
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
Over 85% of our property operating income is generated by properties in the metropolitan Washington, DC/Baltimore area. As a result, our financial condition, operating results and ability to make distributions could be materially and adversely impacted by significant adverse economic changes affecting the real estate markets in that area. In turn, our common stock is subject to greater risk vis-à-vis other enterprises whose portfolio contains greater geographic diversity.
Our results of operations may be negatively affected by adverse trends in the retail, office and residential real estate sectors.
Tenants at our retail properties face continual competition in attracting customers from online merchants, retailers at other shopping centers, catalogue companies, television shopping networks, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. Such competition could have a material adverse effect on our ability to lease space in our retail properties and on the rents we can charge or the concessions we grant. This in turn could materially and adversely affect our results of operations and cash flows, and could affect the realizable value of our assets upon sale. Further, as new technologies emerge, the relationships among customers, retailers, and shopping centers evolve rapidly and it is critical we adapt to such new technologies and relationships on a timely basis. We may be unable to adapt quickly and effectively, which could adversely impact our financial performance.
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
Our residential properties face competition for residents from other existing or new multifamily properties, condominiums, single family homes and other living arrangements, whether owned or rental, that may attract residents from our properties or prospective residents that would otherwise choose to live with us. As a result, we may not be able to renew existing resident leases or enter into new resident leases, or if we are able to renew or enter into new leases, they may be at rates or terms that are less favorable than our current rates or terms, resulting in a material impact on our results of operations.
The short-term nature of apartment leases exposes us more quickly to the effects of declining market rents, potentially making our results of operations and cash flows more volatile .
Generally, our residential apartment leases are for twelve months or less. If the terms of the renewal or releasing are less favorable than current terms, then our results of operations and financial condition could be negatively affected. Given our generally shorter-term lease structure, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. In addition, operating expenses associated with each property, such as real estate taxes, insurance, utilities, maintenance costs and employee wages and benefits, may not decline as quickly or at the same rate as revenues when circumstances might cause a reduction of those revenues at our properties.
Many real estate costs are fixed, even if income from our properties decreases.
Our financial results depend primarily on leasing space in our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the investment. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to rent our properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays, and may incur substantial legal costs. Additionally, new properties that we may acquire or develop may not immediately produce any significant revenue, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased.

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
Retailers at our shopping center properties also face increasing competition from online retailers, outlet stores, discount shopping clubs, and other forms of marketing of goods, such as direct mail, internet marketing and telemarketing. This competition may reduce percentage rents payable to us and may contribute to lease defaults and insolvency of tenants. If we are unable to continue to attract appropriate retail tenants to our properties, or to purchase new properties in our geographic markets, it could materially affect our ability to generate net income, service our debt and make distributions to our stockholders.
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
Influence of Officers, Directors and Significant Stockholders.
Mr. B. F. Saul II, our Chief Executive Officer and Chairman of the Board, D. Todd Pearson, our President and Chief Operating Officer, Joel A. Friedman, our Executive Vice President, Chief Accounting Officer and Treasurer, and Bettina T. Guevara, our Executive Vice President-Chief Legal and Administrative Officer, are officers of certain entities within the Saul Organization, and persons associated with the Saul Organization constitute five of the twelve members of our Board of Directors. In addition, as of December 31, 2023, Mr. B. F. Saul II had the potential to exercise control over 10,814,706 shares of our common stock representing 45.1% of our issued and outstanding shares of common stock. Mr. B. F. Saul II also beneficially owned, as of December 31, 2023, 9,580,408 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2023, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 38.0% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2023, approximately 854,000 of the 9,580,408 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. B. F. Saul II and members of the Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.
As a result of these relationships, officers of the Saul Organization will be in a position to exercise significant influence over our affairs, which influence might not be consistent with the interests of other stockholders. All related party transactions are reviewed and approved by the Audit Committee in accordance with the Audit Committee charter. Except as discussed below, we do not have any additional written policies or procedures for the review, approval or ratification of transactions with related persons.
Management Time.
Our Chief Executive Officer, President and Chief Operating Officer, Executive Vice President-Chief Legal and Administrative Officer and Executive Vice President-Chief Accounting Officer and Treasurer are also officers of various entities of the Saul Organization. Although we believe that these officers spend sufficient management time to meet their responsibilities as our officers, the amount of management time devoted to us will depend on our specific circumstances at any given point in time. As a result, in a given period, these officers may spend less than a majority of their management time on our matters. Over extended periods of time, we believe that our Chief Executive Officer will spend less than a majority of his management time on Company matters, while our President and Chief Operating Officer, Executive Vice President-Chief Legal and Administrative Officer and Executive Vice President-Chief Accounting Officer and Treasurer may or may not spend less than a majority of their time on our matters.
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

Shared Services.
We share with the Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2023, are charges totaling $10.6 million, net, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by the Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and the Saul Organization, we have not obtained a third party appraisal of the value of these services.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $562,800 for the year ended December 31, 2023.
Related Party Rents.
We sublease space for our corporate headquarters from a member of the Saul Organization, the building of which is owned by another member of the Saul Organization. The lease commenced in March 2002 and expires in February 2027. The Company and the Saul Organization entered into a shared services agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2023 was $871,300. Although the Company believes that this lease has terms comparable to what would have been obtained from a third-party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.
Conflicts Based on Individual Tax Considerations.
The tax basis of members of the Saul Organization in our portfolio properties that were contributed to certain partnerships at the time of our initial public offering in 1993 was substantially less than the fair market value thereof at the time of their contribution. In the event of our disposition of such properties, a disproportionately large share of the gain for federal income tax purposes would be allocated to members of the Saul Organization. In addition, future reductions of the level of our debt, or future releases of the guarantees or indemnities with respect thereto by members of the Saul Organization, would cause members of the Saul Organization to be considered, for federal income tax purposes, to have received constructive distributions. Depending on the overall level of debt and other factors, these distributions could be in excess of the Saul Organization’s basis in their Partnership units, in which case such excess constructive distributions would be taxable.
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
As of December 31, 2023, we had approximately $1.4 billion of debt outstanding, approximately $1.13 billion of which was fixed-rate debt and approximately $276.0 million of which was variable-rate debt outstanding under our Credit Facility.
We currently have a general policy of limiting our borrowings to 50% of asset value, i.e., the value of our portfolio, as determined by our Board of Directors by reference to the aggregate annualized cash flow from our portfolio. Our organizational documents contain no limitation on the amount or percentage of indebtedness that we may incur. Therefore, the Board of Directors could alter or eliminate the current limitation on borrowing at any time. If our debt capitalization policy were changed, we could increase our leverage, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected distributions to stockholders, and in an increased risk of default on our obligations.
We have established our debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in our portfolio rather than relative to book value. We have used a measure tied to cash flow because we believe that the book value of our portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect our ability to borrow. Asset value, however, is somewhat more variable than book value. Book value may not at all times reflect the fair market value of the underlying properties.
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
In addition, our Credit Facility requires us to satisfy financial covenants. The material financial covenants require us, on a consolidated basis, to:
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
As of December 31, 2023, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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
SOFR may have unpredictable effects on our variable rate debt.
Our Credit Facility references the Secured Overnight Financing Rate (“SOFR”) as the primary benchmark rate for our variable rate indebtedness. SOFR is a relatively new reference rate with a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. As a result, the amount of interest we may pay on our variable rate indebtedness is difficult to predict. Fluctuations in SOFR could require us to make higher than expected interest payments and, as a result, may reduce our net income.

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
The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, a single entity or individual could own less than 2.5% or 39.9% in value of our issued and outstanding equity securities and such ownership could potentially cause a group of related individuals and/or entities to own constructively more than 2.5% or 39.9% in value of the outstanding stock. If that happened, either the transfer of ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the respective ownership limit.
As of December 31, 2023, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 38.0% in value of all our issued and outstanding equity securities. In addition, members of the Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.
The Board of Directors may waive these restrictions on a case-by-case basis. The Board of Directors has authorized the Company to grant waivers to look-through entities, such as mutual funds, in which shares of equity stock owned by the entity are treated as owned proportionally by individuals who are the beneficial owners of the entity. Even though these entities may own stock in excess of the 2.5% ownership limit, no individual beneficially or constructively would own more than 2.5%. The Board of Directors has agreed to waive the ownership limit with respect to certain mutual funds and similar investors. In addition, the Board of Directors has agreed to waive the ownership limit with respect to certain bank pledgees of shares of our common stock and units issued by the Operating Partnership and held by members of the Saul Organization.
The ownership restrictions may delay, defer or prevent a transaction or a change of our control that might involve a premium price for our equity stock or otherwise be in the stockholders’ best interest.

General Risk Factors
Financial and economic conditions may have an adverse impact on us, our tenants’ businesses and our results of operations.

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, by the local economic conditions in the markets in which our properties are located, including the impact of high inflation, high unemployment, volatility in the public equity and debt markets, and international economic conditions. A prolonged deterioration of economic and other market conditions, could adversely affect our business, financial condition, results of operations or real estate values, as well as the financial condition of our tenants and lenders, which may expose us to increased risks of default by these parties.

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
The outbreak or pandemic of any highly infectious or contagious diseases or other public emergencies, could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations, cash flows and the market value and trading price of our securities.

    A pandemic or public health emergency could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations and cash flows due to, among other factors:

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

•the financial impact of a pandemic or public health emergency could negatively affect our future compliance with financial and other covenants of our credit facility and other debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such indebtedness;
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
The extent to which a pandemic or public health emergency impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.
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
We may amend or revise our business policies without shareholder approval.
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
Item 1B. Unresolved Staff Comments
We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2023 that remain unresolved.
Item 1C. Cybersecurity
The Company maintains a documented information security program, under the supervision of its Chief Information Officer (“CIO”), that is designed to protect the infrastructure, information systems, and the information in Company systems from unauthorized access, use, or other malicious acts by enabling the organization to identify risks, implement protections, and detect and respond to cybersecurity events. Our information security program covers multiple aspects of security management, including, but not limited to: data handling and classification; user access controls and management; business continuity and disaster recovery; configuration management; asset management; risk assessments; data disposal; record retention; information security incident response; vulnerability and patch management; network security and monitoring; physical and environmental controls; data privacy; vendor and third party risk management; multi-factor authentication; and cybersecurity awareness training. The CIO has over 25 years of professional, cross-discipline information technology experience in various industries including real estate, financial services, government, and hospitality. The Vice President of Cybersecurity, reporting directly to the CIO, has over 18 years of information technology experience and is a Certified Information Systems Security Professional (“CISSP”). Both have been with the Company for over a decade.

The Company performs an annual risk assessment that includes identifying, assessing and documenting how cybersecurity and privacy risks are evaluated; establishes criteria to evaluate the confidentiality, integrity, and availability of Company systems and nonpublic information; documents how existing controls address identified risks; and leads to the revision of controls as appropriate. In addition, dedicated information technology and executive personnel convene quarterly to examine operational aspects of cybersecurity.
The Company maintains an incident response plan that is designed to quickly respond to cyber security related incidents in a manner that protects its own information and the information of the Company’s customers and tenants as outlined in the incident response plan. The incident response plan establishes a primary incident coordinator, incident response teams, workstreams, escalation paths, and contacts to be engaged in an incident. The Company conducts scheduled tests of its incident response plan to verify that the teams understand how to respond to cyber threat scenarios.
The Company contracts with third parties to periodically conduct penetration testing. The Company’s internal audit team also periodically conducts a risk-based cybersecurity audit and, as part of such audit, engages third parties to conduct detailed security assessments, including adversary simulations, technical remediation validation and reporting of results. The Company’s internal audit team prepares cybersecurity audit reports in accordance with appropriate standards and reports findings and recommendations to Company management. The audit reports and management’s responses, including descriptions of any corrective actions taken, are then reported to the Audit Committee and the Board of Directors. Cybersecurity threats, possible security events, and ongoing security enhancement initiatives are regularly discussed and tracked with the CIO, VP of Cybersecurity, and other senior IT team members through regularly scheduled, collaborative meetings and more frequently as the subject matter merits. Preventative security measures are shared with Management through regularly scheduled IT steering committee meetings. The Audit Committee is apprised of cybersecurity controls, known and perceived risks, remediation of those risks, and other measures via the Chief Audit Executive, through direct briefings, or in writing (by the CIO and/or designee). Our incident response policy/plan requires that key Company executives and the Audit Committee are informed of and involved with any confirmed cybersecurity incident (including mitigation/remediation). Company IT acceptable use policies require that employees report any security incidents to IT and his/her supervisor. Regularly scheduled Company training courses and security bulletins reinforce security awareness.
The Company has designed a third-party risk management program, under the supervision of its Chief Data Privacy Officer, that is designed to manage third-party providers through the lifecycle of the relationship. This includes assessing the vendors based upon their criticality and inherent risk, analyzing the risk posed, performing due diligence prior to contract execution, and conducting annual monitoring of risk and performance. Due diligence activities include an assessment of the minimum cybersecurity controls (specifically, data handling practices, encryption, and cybersecurity event management) to enable the Company to verify that third-party controls meet our expectations and contractual commitments.
Cybersecurity processes have been integrated into the Company’s broader framework of risk management. The Company’s Board of Directors exercises oversight of cybersecurity risks. The Board of Directors entrusts the Audit Committee with responsibility for regularly reviewing and assessing cybersecurity risks to ensure a proactive approach to safeguarding the Company’s digital assets. The Audit Committee’s primary role is to provide an independent and objective assessment of the Company's cybersecurity risk management practices to confirm that they are both effective and aligned with the Company’s strategic objectives. The Audit Committee also reports its findings and recommendations to the Board of Directors, helping the Board of Directors to make informed decisions regarding cybersecurity strategy, investments, and risk. Notwithstanding the Company's efforts, the Company is aware that preventative measures cannot prevent all cybersecurity incidents. For a detailed discussion of risks from cybersecurity threats, please see “Item 1A. Risk Factors.”

Item 2. Properties
Overview
As of December 31, 2023, the Company is the owner and operator and developer of a real estate portfolio composed of 57 operating properties, totaling approximately 9.8 million square feet of gross leasable area (“GLA”), and four development properties. The properties are located primarily in the Washington, DC/Baltimore, Maryland metropolitan area. The operating property portfolio is composed of 50 neighborhood and community Shopping Centers, and seven Mixed-Use Properties totaling approximately 7.9 million and 1.9 million square feet of GLA, respectively. One property, Seven Corners Center, accounted for more than 5% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants and offer primarily day-to-day necessities and services. Thirty-three of the

Shopping Centers were anchored by a grocery store. One tenant, Giant Food (4.9%), a tenant at 11 Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2023.
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
In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2023 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 15,600 and 82,400, respectively. The 2023 average household income within a one- and three-mile radius of the Shopping Centers is approximately $146,700 and $153,600, respectively, compared to a national average of $107,000. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.
The Shopping Center properties range in size from approximately 19,000 to 573,500 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 157,600 square feet.

Lease Expirations of Shopping Center Properties

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers as of December 31, 2023, for each of the next ten years beginning with 2024, assuming that none of the tenants exercise renewal options and excluding an aggregate of 367,748 square feet of unleased space, which represented 4.7% of the GLA of the Shopping Centers as of December 31, 2023.
Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2024	691,813	sf	8.8%	$15,002,459	10.5%	$21.69
2025	1,227,851		15.6%	23,483,122	16.4%	19.13
2026	839,596		10.7%	16,997,338	11.9%	20.24
2027	847,518		10.7%	19,139,901	13.3%	22.58
2028	1,378,077		17.5%	21,674,487	15.1%	15.73
2029	990,264		12.6%	15,790,165	11.0%	15.95
2030	125,392		1.6%	3,641,017	2.5%	29.04
2031	316,925		4.0%	6,412,712	4.5%	20.23
2032	270,697		3.4%	3,907,299	2.7%	14.43
2033	214,324		2.7%	5,036,197	3.5%	23.50
Thereafter	607,883		7.7%	12,312,654	8.6%	20.25
Total	7,510,340	sf	95.3%	$143,397,351	100.0%	$19.09

(1)Calculated using annualized contractual base rent payable as of December 31, 2023 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.

The Mixed-Use Properties
All of the Mixed-Use Properties are located in the Washington, DC metropolitan area and contain an aggregate GLA of approximately 1.9 million square feet, composed of 1.0 million and 0.1 million square feet of office and retail space, respectively, and 1,006 apartments. The Mixed-Use Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. Accordingly, management believes that the Mixed-Use Properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, DC market and do not compete with one another.
Lease Expirations of Mixed-Use Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2023, for each of the next ten years beginning with 2024, assuming that none of the tenants exercise renewal options and excluding an aggregate of 159,185 square feet of unleased office and retail space, which represented 14.0% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2023.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2024	62,105	sf	5.5%	$1,500,549	4.4%	$24.16
2025	111,517		9.8%	5,632,633	16.4%	50.51
2026	96,495		8.5%	3,527,545	10.3%	36.56
2027	86,970		7.6%	2,436,236	7.1%	28.01
2028	59,989		5.3%	1,762,315	5.1%	29.38
2029	45,509		4.0%	1,150,840	3.4%	25.29
2030	58,487		5.1%	1,990,645	5.8%	34.04
2031	163,974		14.4%	3,092,649	9.0%	18.86
2032	15,382		1.4%	379,117	1.1%	24.65
2033	76,776		6.8%	3,746,704	10.9%	48.80
Thereafter	200,496		17.6%	9,092,102	26.5%	45.35
Total	977,700	sf	86.0%	$34,311,335	100.0%	$35.09

(1)Calculated using annualized contractual base rent payable as of December 31, 2023, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
As of December 31, 2023, the Company had 971 apartment leases, 865 of which will expire in 2024 and 106 of which will expire in 2025. Annual base rent due under these leases is $19.8 million and $1.6 million for the years ending December 31, 2024 and 2025, respectively.

Current Portfolio Properties
The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2023	2022	2021	2020	2019	Anchor / Significant Tenants as of December 31, 2023
Shopping Centers
Ashbrook Marketplace	Ashburn, VA		85,819	2018 (2019)	13.7	100%	100%	100%	100%	92%	Lidl, Planet Fitness, Starbucks, Dunkin Donuts, Valvoline, Cafe Rio, McAlisters Deli, Apple Federal Credit Union
Ashburn Village	Ashburn, VA		221,596	1994-2006	26.4	96%	94%	96%	95%	97%	Giant Food, Hallmark, McDonald's, Burger King, Dunkin Donuts, Kinder Care, Blue Ridge Grill
Ashland Square Phase I	Dumfries, VA		23,120	2007	2.0	100%	100%	100%	100%	100%	Capital One Bank, CVS Pharmacy, The All American Steakhouse
Beacon Center	Alexandria, VA		359,671	1972 (1993/99/07)	32.3	99%	100%	100%	100%	100%	Lowe's Home Improvement Center, Giant Food, Home Goods, Outback Steakhouse, Marshalls, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave's, Chipotle, Capital One Bank, Wendy's
BJ’s Wholesale Club	Alexandria, VA		115,660	2008	9.6	100%	100%	100%	100%	100%	BJ's Wholesale Club
Boca Valley Plaza	Boca Raton, FL		121,365	2004	12.7	100%	100%	94%	89%	99%	Publix, Palm Beach Fitness, Anima Domus, Foxtail Coffee
Boulevard	Fairfax, VA		49,140	1994 (1999/09)	5.0	100%	100%	96%	97%	100%	Panera Bread, Party City, Petco, Capital One Bank
Briggs Chaney MarketPlace	Silver Spring, MD		194,258	2004	18.2	98%	99%	95%	97%	96%	Global Food, Ross Dress For Less, Advance Auto Parts, McDonald's, Dunkin Donuts, Enterprise Rent-A-Car, Dollar Tree, Dollar General, Salon Plaza, Chipotle
Broadlands Village	Ashburn, VA		174,438	2003 (2004/06)	24.0	100%	91%	92%	90%	98%	Aldi Grocery, The All American Steakhouse, Bonefish Grill, Dollar Tree, Starbucks, Minnieland Day Care, LA Fitness, Chase Bank, X-Golf, Inova Go Health
Burtonsville Town Square	Burtonsville, MD	(4)	139,928	2017	26.3	100%	100%	100%	100%	98%	Giant Food, Petco, Starbucks, Greene Turtle, Capital One Bank, CVS Pharmacy, Roy Rogers, Mr. Tire, Taco Bell
Countryside Marketplace	Sterling, VA		137,804	2004	16.0	92%	85%	91%	92%	95%	Lotte Plaza Market, CVS Pharmacy, Starbucks, McDonald's, 7-Eleven, VA ABC
Cranberry Square	Westminster, MD		141,450	2011	18.9	100%	100%	97%	87%	96%	Giant Food, Giant Gas Station, Staples, Party City, Wendy's, Sola Salons, Ledo Pizza, Hallmark
Cruse MarketPlace	Cumming, GA		78,686	2004	10.6	95%	93%	94%	92%	94%	Publix, Orange Theory, Anytime Fitness
Flagship Center	Rockville, MD		21,500	1972, 1989	0.5	100%	100%	100%	100%	100%	Chase Bank, Bank of America
French Market	Oklahoma City, OK		246,148	1974 (1984/98)	13.8	63%	75%	75%	78%	97%	Burlington Coat Factory, Staples, Petco, The Tile Shop, Lakeshore Learning Center, Dollar Tree, Verizon, Raising Cane's, Skechers
Germantown	Germantown, MD		18,982	1992	2.7	100%	100%	100%	100%	100%	CVS Pharmacy, Jiffy Lube
The Glen	Woodbridge, VA		136,440	1994 (2005)	14.7	100%	99%	93%	98%	97%	Safeway, Panera Bread, Five Guys, Chipotle
Great Falls Center	Great Falls, VA		91,666	2008	11.0	100%	100%	98%	100%	98%	Safeway, CVS Pharmacy, Trustar Bank, Starbucks, Subway
Hampshire Langley	Takoma Park, MD		131,700	1972 (1979)	9.9	100%	100%	100%	100%	100%	Mega Mart, Starbucks, Chuck E. Cheese, Sardi's Chicken, Capital One Bank, Kool Smiles, Wells Fargo
Hunt Club Corners	Apopka, FL		107,103	2006	13.9	98%	98%	99%	100%	100%	Publix, Pet Supermarket, Boost Mobile

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2023	2022	2021	2020	2019	Anchor / Significant Tenants as of December 31, 2023
Shopping Centers (Continued)
Jamestown Place	Altamonte Springs, FL	96,201	2005	10.9	100%	100%	100%	100%	100%	Publix, Carrabas Italian Grill, Orlando Health
Kentlands Square I	Gaithersburg, MD	119,694	2002	11.5	100%	100%	100%	100%	100%	Lowe's Home Improvement Center, Chipotle, Starbucks, Shake Shack
Kentlands Square II and Kentlands Pad	Gaithersburg, MD	253,052	2011	23.4	100%	96%	97%	97%	99%	Giant Food, At Home, Party City, Panera Bread, Hallmark, Chick-Fil-A, Coal Fire Pizza, Cava Mezza Grill, Truist Bank, Hand & Stone Massage, Crumbl Cookie, Quincy's Restaurant
Kentlands Place	Gaithersburg, MD	40,697	2005	3.4	79%	78%	86%	75%	93%	Bonefish Grill, F45 Training
Lansdowne Town Center	Leesburg, VA	196,817	2006	23.3	94%	91%	90%	91%	90%	Harris Teeter, CVS Pharmacy, Panera Bread, Starbucks, Ford's Oyster House, Fusion Learning, Chick-Fil-A, Chase Bank
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	100%	93%	93%	90%	CVS Pharmacy, Capital One Bank, Five Guys, Dollar Tree, Advanced Auto
Lumberton Plaza	Lumberton, NJ	192,718	1975 (1992/96)	23.3	61%	66%	66%	68%	68%	Aldi, Family Dollar, Big Lots, Burger King, Big Rich Fitness, Enterprise Rent-A-Car
Metro Pike Center	Rockville, MD	67,488	2010	4.6	96%	85%	85%	83%	65%	McDonald's, Dunkin Donuts, 7-Eleven, Palm Beach Tan, Mattress Warehouse, Salvation Army, Dollar Tree
Shops at Monocacy	Frederick, MD	111,341	2004	13.0	98%	100%	98%	100%	99%	Giant Food, Panera Bread, Five Guys, California Tortilla, Firehouse Subs, Comcast, NTB
Northrock	Warrenton, VA	100,032	2009	15.4	94%	96%	94%	99%	100%	Harris Teeter, Longhorn Steakhouse, Ledo's Pizza, Capital One Bank, Novant Health
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	98%	98%	98%	92%	96%	Safeway, Advance Auto Parts, Dollar Tree, McDonald's, Wendy's, Ledo's Pizza, M&T Bank
Olney	Olney, MD	53,765	1975 (1990)	3.7	95%	96%	93%	93%	93%	Walgreens, Olney Grille, Ledo's Pizza, Popeye's, Sardi's Fusion
Orchard Park	Dunwoody, GA	87,365	2007	10.5	99%	100%	100%	99%	99%	Kroger, Jett Ferry Dental
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	98%	97%	98%	100%	100%	Publix, Duffy's Sports Grill, Toojay's Deli, The Tile Shop, Rockler Tools, Humana Health, Sola Salons
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	92%	93%	95%	97%	97%	Giant Food, Dominos, Bank of America
11503 Rockville Pike/5541 Nicholson Lane	Rockville, MD	40,249	2010 / 2012	3.0	57%	57%	61%	61%	61%	Dr. Boyd's Pet Resort, Metropolitan Emergency Animal Clinic
1500/1580/1582 Rockville Pike	Rockville, MD	105,428	2012/2014	10.2	100%	98%	100%	100%	97%	Party City, CVS Pharmacy
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	97%	96%	94%	96%	99%	Publix, Petco, Planet Fitness, Vision Works
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	100%	100%	100%	100%	100%	Armand's Pizza, Candy Kitchen, Summer Salts, Fin's Alehouse, Vacasa
Seven Corners	Falls Church, VA	573,481	1973 (1994-7/07)	31.6	99%	98%	98%	99%	99%	The Home Depot, Giant Food, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, Off-Broadway Shoes, JoAnn Fabrics, Starbucks, Red Robin Gourmet Burgers, Chipotle, Wendy's, Burlington Coat Factory, Mattress Warehouse, J. P. Morgan Chase, Five Below, Raising Canes
Severna Park Marketplace	Severna Park, MD	254,011	2011	20.6	93%	95%	89%	89%	100%	Giant Food, Kohl's, Office Depot, Goodyear, Chipotle, McDonald's, Five Guys, Unleashed (Petco), Jersey Mike's, Bath & Body Works, Wells Fargo, MOD Pizza

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2023	2022	2021	2020	2019	Anchor / Significant Tenants as of December 31, 2023
Shopping Centers (Continued)
Shops at Fairfax	Fairfax, VA		68,762	1975 (1993/99)	6.7	100%	100%	98%	97%	98%	99 Ranch
Smallwood Village Center	Waldorf, MD		173,341	2006	25.1	90%	90%	79%	75%	77%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD		485,628	1972 (1986)	39.8	99%	100%	94%	94%	97%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot, The Tile Shop, Mercy Health Care, Massage Envy, Potbelly, Capital One Bank, Chipotle, Banfield Pet Hospital, Glory Days Grill, Bank of America, Grocery Outlet
Southside Plaza	Richmond, VA		371,761	1972	32.8	96%	95%	98%	96%	92%	Super Fresh, Citi Trends, City of Richmond, McDonald's, Burger King, Kool Smiles, Crafty Crab, Roses
South Dekalb Plaza	Atlanta, GA		163,418	1976	14.6	94%	94%	94%	87%	87%	Big Lots, Emory Clinic, Roses, Deal $, Humana Oak Street Health
Thruway	Winston-Salem, NC		367,399	1972 (1997)	31.5	97%	90%	81%	80%	94%	Harris Teeter, Trader Joe's, Talbots, Hanes Brands, Jos. A. Bank, Chico's, Loft, FedEx Office, New Balance, Aveda Salon, Carter's Kids, McDonald's, Chick-Fil-A, Wells Fargo Bank, Francesca's Collections, Great Outdoor Provision Company, White House / Black Market, Soma, J. Crew, Chop't, Lululemon, Orange Theory, Athleta, Sephora, O2 Fitness, Hallmark, Sleep Number, The Good Feet Store, Hand & Stone Massage, Golf Galaxy
Village Center	Centreville, VA		145,651	1990	17.2	86%	89%	88%	88%	98%	Giant Food, Starbucks, McDonald's, Pet Supplies Plus, Bikram Yoga, Truist Bank
Westview Village	Frederick, MD		103,186	2009	11.6	99%	99%	89%	92%	97%	Silver Diner, Sleepy's, Music & Arts, Firehouse Subs, CiCi's Pizza, Café Rio, Five Guys, Regus, Krispy Kreme, Wendy's, State Employees Credit Union (SECU), GNC, Moby Dick's House of Kabobs
White Oak	Silver Spring, MD		480,676	1972 (1993)	27.9	100%	100%	100%	100%	100%	Giant Food, Sears, Walgreens, Sarku Japan
Total Shopping Centers		(1)	7,878,088		766.7	95.3%	94.7%	93.4%	93.1%	95.5%

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2023		2022		2021		2020		2019		Anchor / Significant Tenants as of December 31, 2023
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD		390,683	1981-2000	37.1	96%		90%		87%		93%		91%		General Services Administration, Gene Dx, Inc., American Type Culture Collection, Inc.
Clarendon Center-North Block	Arlington, VA	(4)	108,386	2010	0.6	89%		85%		86%		83%		86%		AT&T Mobility, Chipotle, Airlines Reporting Corporation
Clarendon Center-South Block	Arlington, VA	(4)	104,894	2010	1.3	53%		71%		88%		88%		97%		Trader Joe's, Circa, Burke & Herbert Bank, South Block Blends, Keppler Speakers Bureau, Leadership Institute, Massage Envy
Clarendon Center Residential-South Block (244 units)		(4)	188,671	2010		98%		97%		98%		95%		95%
Park Van Ness-Residential (271 units)	Washington, DC	(4)	214,600	2016	1.4	97%		97%		96%		95%		97%
Park Van Ness-Retail	Washington, DC	(4)	8,847	2016		76%		32%		100%		100%		100%		Sfoglina Pasta House, Rosedale
601 Pennsylvania Ave.	Washington, DC		227,651	1973 (1986)	1.0	82%		76%		78%		90%		94%		National Gallery of Art, American Assn. of Health Plans, Southern Company, Regus, Capital Grille
Washington Square	Alexandria, VA		236,376	1975 (2000)	2.0	84%		78%		71%		80%		90%		Academy of Managed Care Pharmacy, Cooper Carry, National PACE Association, International Information Systems Security Certification Consortium, Trader Joe's, FedEx Office, Talbots
The Waycroft-Residential (491 units)	Arlington, VA	(4)	404,709	2020	2.8	98%		98%		97%		76%		N/A
The Waycroft-Retail	Arlington, VA	(4)	60,048	2020		100%		100%		91%		90%		N/A		Target, Enterprise Rent-A-Car, Silver Diner, Salon Lofts
Total Mixed Use Properties		(1) (3)	1,944,865		46.2	86.0%	(2)	82.5%	(2)	82.3%	(2)	88.4%	(2)	91.6%	(2)
Total Portfolio		(1) (3)	9,822,953		812.9	94.2%	(2)	93.2%	(2)	92.0%	(2)	92.5%	(2)	95.0%	(2)

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Development Activity
Land and Development Properties
Hampden House	Bethesda, MD		2018	0.6	Above grade construction of the structure is on-going with framing and pouring of concrete being performed at the 23rd level above ground. Installation of the precast façade along with exterior metal and framing is in process.
Twinbrook Quarter	Rockville, MD		2021	8.2	Sitework and ground floor retail façade work continues around all four sides of the building. Apartment unit construction is in process on levels 2 through 12 and work is in process on the lobbies and interior amenity spaces.
Ashland Square Phase II	Manassas, VA		2004	17.3	Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
New Market	New Market, MD		2005	35.5	Parcel will accommodate retail development in excess of 120,000 square feet near I-70, east of Frederick, Maryland. A development timetable has not been determined.
Total Development Properties				61.6
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
(4)Property is LEED certified.

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
Holders
The approximate number of holders of record of the common stock was 149 as of February 22, 2024. Many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends and Distributions
Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed more than the required amount in 2023 and 2022. See Notes to Consolidated Financial Statements, No. 13, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.
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
Acquisition of Equity Securities by the Saul Organization
Through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan, during the quarter ended December 31, 2023, (a) B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, (b) his spouse, (c) B. F. Saul Company, which Mr. B. F. Saul II serves as Chairman, and (d) B. F. Saul Property Company, Van Ness Square Corporation, and Westminster Investing, LLC, which are related parties of B. F. Saul Company, acquired an aggregate of 5,062 shares of common stock and 44,500 limited partnership units at an average price of $33.78 per share/unit, in respect of the October 31, 2023 dividend distribution.
No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph
Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Financial Times Stock Exchange Group National Association of Real Estate Investment Trust Equity Index (“FTSE NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on December 31, 2018.

Cumulative Total Return
Total Return Per $100 Invested
$225
$200
$175
$150
$125
$100
$75
$50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Saul Centers, Inc.
S&P 500
Russell 2000
FTSE NAREIT Equity

	Period Ended
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Saul Centers, Inc.	$100.00	$117.38	$75.04	$131.51	$106.04	$108.97
S&P 500	$100.00	$131.09	$155.68	$200.37	$164.05	$207.01
Russell 2000	$100.00	$125.52	$150.58	$172.90	$137.52	$160.68
FTSE NAREIT Equity	$100.00	$126.00	$115.92	$166.04	$125.64	$139.81

Source: Bloomberg

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section discusses the Company’s results of operations for the past two years. Beginning on page 42, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. On page 47, the Company discusses funds from operations, or FFO, which is a non-GAAP financial measure of performance of an equity REIT used by the REIT industry.
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
Overview
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-oriented, residential mixed-use projects and expansion of and additions to its grocery-anchored shopping centers in the Washington, DC metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. Including Twinbrook Quarter and Hampden House, the Company has a pipeline of entitled sites in its portfolio, some of which are currently Shopping Centers, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority red line Metro stations in Montgomery County, Maryland.
The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as supermarkets and drug stores. The Company has two executed leases and three leases are under negotiation for a total of five more pad sites.
In recent years, there has been a limited amount of quality properties for sale. Management believes it will continue to be challenging to identify acquisition opportunities for investment in existing and new shopping center and mixed-use properties into the near future. It is management’s view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as integral parts of its overall business plan.
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area had remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion and closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 94.2% at December 31, 2023, from 93.2% at December 31, 2022.

The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of December 31, 2023, including $100.0 million of hedged variable-rate debt, total fixed-rate debt with staggered maturities from 2024 to 2041 represented approximately 80.4% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s unhedged variable-rate debt consists of $276.0 million outstanding under the Credit Facility. As of December 31, 2023, the Company has availability of approximately $137.9 million under its Credit Facility.
Although it is management’s present intention to concentrate future acquisition and development activities on transit-oriented, residential mixed-use properties and grocery-anchored shopping centers in the Washington, DC/Baltimore metropolitan area, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. The Company plans to continue to diversify in terms of property types, locations, size and market, and it does not set any limit on the amount or percentage of assets that may be invested in any one property or any one geographic area.

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
Results of Operations
The following is a discussion of the components of revenue and expense for the entire Company. This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 2, 2023.

Revenue
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2023	2022	2021	2023 from 2022	2022 from 2021
Base rent	$208,295	$201,182	$197,930	3.5%	1.6%
Expense recoveries	37,094	36,025	34,500	3.0%	4.4%
Percentage rent	1,790	1,632	1,504	9.7%	8.5%
Other property revenue	2,412	1,910	1,393	26.3%	37.1%
Credit (losses) recoveries on operating lease receivables, net	(534)	88	(812)	NM	NM
Rental revenue	249,057	240,837	234,515	3.4%	2.7%
Other revenue	8,150	5,023	4,710	62.3%	6.6%
Total revenue	$257,207	$245,860	$239,225	4.6%	2.8%

NM = Not Meaningful
Total revenue increased 4.6% in 2023 compared to 2022 as described below.

Base rent
The $7.1 million increase in base rent in 2023 compared to 2022 was primarily attributable to (a) higher commercial base rent of $4.3 million and (b) higher residential rent of $2.8 million.
Expense recoveries
The $1.1 million increase in expense recoveries in 2023 compared to 2022 is primarily attributable to an increase in recoverable property operating expenses.
Other property revenue
The $0.5 million increase in 2023 compared to 2022 is primarily attributable to higher miscellaneous income received in the Shopping Center portfolio.
Credit (losses) recoveries on operating lease receivables, net
Credit (losses) recoveries on operating lease receivables, net was a loss of $0.5 million during 2023. The loss is primarily due to higher lease receivable reserves in 2023.
Other Revenue
Other revenue increased $3.1 million primarily due to (a) higher termination fees of $2.7 million and (b) higher parking revenue of $0.4 million.

Expenses
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2023	2022	2021	2023 from 2022	2022 from 2021
Property operating expenses	$37,489	$35,934	$32,881	4.3%	9.3%
Real estate taxes	29,650	28,588	28,747	3.7%	(0.6)%
Interest expense, net and amortization of deferred debt costs	49,153	43,937	45,424	11.9%	(3.3)%
Depreciation and amortization of deferred leasing costs	48,430	48,969	50,272	(1.1)%	(2.6)%
General and administrative	23,459	22,392	20,252	4.8%	10.6%
Loss on early extinguishment of debt	—	648	—	NM	NM
Total expenses	$188,181	$180,468	$177,576	4.3%	1.6%

NM = Not Meaningful
Total expenses increased 4.3% in 2023 compared to 2022 as described below.
Property operating expenses
Property operating expenses increased $1.6 million in 2023 compared to 2022 primarily due to (a) increased insurance premiums across the portfolio of $0.6 million, (b) higher property employee compensation and benefits of $0.4 million, (c) increased repairs and maintenance across the portfolio of $0.3 million, and (d) higher parking expenses in the Mixed-Use portfolio of $0.1 million.
Real estate taxes
Real estate taxes increased $1.1 million in 2023 compared to 2022 primarily due to higher tax assessments across the Shopping Center portfolio of $1.0 million.

Interest expense, net and amortization of deferred debt costs
Interest expense, net and amortization of deferred debt costs increased $5.2 million in 2023 compared to 2022 primarily due to (a) higher interest incurred as a result of higher average interest rates of $7.5 million, (b) higher interest incurred as a result of higher average outstanding debt of $5.9 million, partially offset by (c) higher capitalized interest of $8.3 million related to Twinbrook Quarter Phase I and Hampden House.
General and administrative
General and administrative costs increased $1.1 million in 2023 compared to 2022 primarily due to (a) higher employee compensation and benefits of $1.9 million, partially offset by (b) fees paid in 2022 to third-parties related to the early refinance of loans at Beacon Center and Seven Corners Center totaling $0.6 million, which were accounted for as loan modifications and (c) lower credit facility administration costs of $0.3 million.

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
Same property revenue

(in thousands)	Year ended December 31,
	2023	2022
Total revenue	$257,207	$245,860
Less: Acquisitions, dispositions and development properties	—	—
Total same property revenue	$257,207	$245,860

Shopping Centers	$179,350	$172,055
Mixed-Use properties	77,857	73,805
Total same property revenue	$257,207	$245,860

Total Shopping Center revenue	$179,350	$172,055
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center revenue	$179,350	$172,055

Total Mixed-Use property revenue	$77,857	$73,805
Less: Mixed-Use acquisitions, dispositions and development properties	—	—
Total same Mixed-Use revenue	$77,857	$73,805

The $11.3 million increase in same property revenue in 2023 compared to 2022 was primarily due to (a) higher base rent of $7.3 million, (b) higher termination fees of $2.7 million, and (c) higher expense recoveries of $1.1 million.
Mixed-Use same property revenue is composed of the following:

	Year Ended December 31,
(In thousands)	2023	2022
Office mixed-use properties (1)	$38,514	$37,845
Residential mixed-use properties (retail activity) (2)	4,583	3,984
Residential mixed-use properties (residential activity) (3)	34,760	31,976
Total Mixed-Use same property revenue	$77,857	$73,805
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes The Waycroft and Park Van Ness
(3)Includes Clarendon South Block, The Waycroft and Park Van Ness

Same property operating income

	Year Ended December 31,
(In thousands)	2023	2022
Net income	$69,026	$65,392
Add: Interest expense, net and amortization of deferred debt costs	49,153	43,937
Add: Depreciation and amortization of deferred leasing costs	48,430	48,969
Add: General and administrative	23,459	22,392
Add: Loss on early extinguishment of debt	—	648
Property operating income	190,068	181,338
Less: Acquisitions, dispositions and development properties	—	—
Total same property operating income	$190,068	181,338

Shopping Centers	$140,866	$135,160
Mixed-Use properties	49,202	46,178
Total same property operating income	$190,068	$181,338

Shopping Center operating income	$140,866	$135,160
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center operating income	$140,866	$135,160

Mixed-Use property operating income	$49,202	$46,178
Less: Mixed-Use acquisitions, dispositions and development properties	—	—
Total same Mixed-Use property operating income	$49,202	$46,178
During the year ended 2023, Shopping Center same property operating income increased 4.2% and Mixed-Use same property operating income increased 6.5%. Shopping Center same property operating income increased primarily due to (a) higher base rent of $4.2 million and (b) higher termination fees of $2.3 million, partially offset by (c) lower expense recoveries, net of expenses of $0.7 million. Mixed-Use same property operating income increased primarily due to higher base rent of $3.1 million.
Mixed-Use same property operating income is composed of the following:

	Year Ended December 31,
(In thousands)	2023	2022
Office mixed-use properties (1)	$24,508	$24,367
Residential mixed-use properties (retail activity) (2)	3,346	2,917
Residential mixed-use properties (residential activity) (3)	21,348	18,894
Total Mixed-Use same property operating income	$49,202	$46,178
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes The Waycroft and Park Van Ness
(3)Includes Clarendon South Block, The Waycroft and Park Van Ness

Impact of Inflation
The impact of rising operating expenses due to inflation on the operating performance of the Company’s portfolio is partially mitigated by terms in substantially all of the Company’s retail and office leases, which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase, and, to a lesser extent, on the change in the consumer price index, commonly referred to as the CPI.
In addition, many of the Company’s properties are leased to retail and office tenants under long-term leases, which provide for reimbursement of operating expenses by tenants. These leases tend to reduce the Company’s exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on the Company’s retail and office tenants if increases in their operating expenses exceed increases in their revenue. In a highly inflationary environment, we may not be able to raise apartment rental rates at or above the rate of inflation, which could reduce our profit margins.

Liquidity and Capital Resources
Cash and cash equivalents were $8.4 million and $13.3 million at December 31, 2023 and 2022, respectively. The changes in cash and cash equivalents during the years ended December 31, 2023 and 2022 were attributable to operating, investing and financing activities, as described below.

(in thousands)	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$117,727	$121,151
Net cash used in investing activities	(203,681)	(116,888)
Net cash provided by (used in) financing activities	81,082	(5,578)
Decrease in cash and cash equivalents	$(4,872)	$(1,315)

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on outstanding debt.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $86.8 million increase in cash used in investing activities is primarily due to (a) higher development expenditures of $76.4 million and (b) higher additions to real estate investments throughout the portfolio of $10.4 million.
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
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans, approximately 25,000 square feet of small shop space, 450 apartments and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. Of the expected $331.5 million total cost, $263.2 million has been invested to date. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. During the second quarter of 2023, the Company commenced drawing on the loan and, as of December 31, 2023, the outstanding balance of the loan was $72.4 million, net of unamortized deferred debt costs. Sitework and ground floor retail façade work continues around all four sides of the building. Apartment unit construction is in process on levels two through 12 and work is in process on the lobbies and interior amenity spaces. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $246.4 million, of which $133.0 million has been invested to date. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. During the fourth quarter of 2023, the Company commenced drawing on the loan and, as of December 31, 2023, the outstanding balance of the loan was $4.9 million, net of unamortized deferred debt costs. Above grade construction of the structure is on-going with framing and pouring of concrete being performed at the 23rd level above ground. Installation of the precast façade along with exterior metal and framing is in process. Construction is expected to be completed in late 2025.
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, developments, expansions or acquisitions (if any) are expected to be funded with available cash, bank borrowings from the Company’s credit line, construction and permanent financing, proceeds from the operation of the Company’s Dividend Reinvestment and Share Purchase Plan or other external debt or equity capital resources available to the Company. Any future borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnership level, and securities offerings may include (subject to certain limitations) the issuance of additional limited partnership interests in the Operating Partnership which can be converted into shares of Saul Centers common stock. The availability and terms of any such financing will depend upon market and other conditions.

Contractual Payment Obligations
As of December 31, 2023, the Company had unfunded contractual payment obligations totaling approximately $278.9 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2023.

	Payments Due By Period
(Dollars in thousands)	One Year or Less	More Than One Year	Total
Notes Payable:
Interest	$47,639	$314,310	$361,949
Scheduled Principal	33,291	299,042	332,333
Balloon Payments	50,694	1,023,258	1,073,952
Subtotal	131,624	1,636,610	1,768,234
Corporate Headquarters Lease (1)	825	1,872	2,697
Development and Predevelopment Obligations	126,415	16,675	143,090
Tenant Improvements	20,054	—	20,054
Total Contractual Obligations	$278,918	$1,655,157	$1,934,075

(1)See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Dividend Reinvestments
In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 53,716 and 138,142 shares under the Plan at a weighted average discounted price of $36.46 and $48.56 per share during the years ended December 31, 2023 and 2022, respectively. The Company issued 44,500 and 26,659 limited partnership units under the Plan at a weighted average price of $33.83 and $49.81 per unit during the years ended December 31, 2023 and 2022, respectively. The Company also credited 7,643 and 5,815 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $36.50 and $46.74 per share, during the years ended December 31, 2023 and 2022, respectively.

Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total estimated asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total estimated asset value was below 50% as of December 31, 2023.
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
The Company's 2022 financing activity is described within Note 5 to the Consolidated Financial Statements. The following is a summary of notes payable as of December 31, 2023 and 2022.

Notes Payable	Year Ended December 31,		Interest	Scheduled
(Dollars in thousands)	2023	2022	Rate*	Maturity*
BJ's Wholesale Club	$—	$9,345	6.43%	Apr-2023
Leesburg Pike Center	11,822	12,543	7.35%	Jun-2024
White Oak	19,031	19,985	6.88%	Jul-2024
Avenel Business Park	21,611	22,906	7.45%	Jul-2024
Ashburn Village	21,805	23,039	7.30%	Jan-2025
Ravenwood	11,361	11,975	6.18%	Jan-2026
Clarendon Center	81,693	86,264	5.31%	Apr-2026
Severna Park Marketplace	24,458	25,857	4.30%	Oct-2026
Kentlands Square II	28,093	29,658	4.53%	Nov-2026
Cranberry Square	13,224	13,946	4.70%	Dec-2026
Fixed-rate portion of Credit Facility	100,000	100,000	4.38%	Feb-2027
Hampshire-Langley	11,569	12,231	4.04%	Apr-2028
Seabreeze Plaza	12,683	13,302	3.99%	Sep-2028
Great Falls Center	30,547	31,313	3.91%	Sep-2029
Shops at Fairfax / Boulevard	22,452	23,443	3.69%	Mar-2030
Northrock	12,135	12,652	3.99%	Apr-2030
Burtonsville Town Square	32,178	33,439	3.39%	Feb-2032
Park Van Ness	60,874	62,813	4.88%	Sep-2032
Washington Square	50,249	52,030	3.75%	Dec-2032
BJ's Wholesale Club	15,099	—	6.07%	Mar-2033
Broadlands Village	27,999	28,858	4.41%	Nov-2033
The Glen	20,234	20,827	4.69%	Jan-2034
Olde Forte Village	19,563	20,136	4.65%	Feb-2034
Olney	12,655	12,476	8.00%	Apr-2034
Shops at Monocacy	25,670	26,422	4.14%	Dec-2034
Ashbrook Marketplace	20,216	20,807	3.80%	Aug-2035
Kentlands	27,321	28,157	3.43%	Aug-2035
The Waycroft	149,078	152,679	4.67%	Sep-2035
Village Center	24,460	25,057	4.14%	Aug-2037
Beacon Center / Seven Corners	139,570	142,522	5.05%	Oct-2037
Hampden House	7,726	—	3.90%	Mar-2040
Twinbrook	74,909	—	3.83%	Dec-2041
Total fixed rate	1,130,285	1,074,682	4.70%	8.62 years
Variable rate loans:
Variable-rate portion of Credit Facility**	276,000	164,000	SOFR + 1.40%	Aug-2025
Total variable rate**	276,000	164,000	6.88%	1.70 years
Total notes payable	$1,406,285	$1,238,682	5.13%	7.26 years
*    Totals computed using weighted averages.
**    The interest rate incurred on our variable rate debt changes monthly and is based on the 1-month Term SOFR rate plus a 0.10% SOFR credit spread plus the applicable margin on the Credit Facility, which was 1.40% as of December 31, 2023.

Funds From Operations
In 2023, the Company reported Funds From Operations (“FFO”)1 available to common stockholders and noncontrolling interests of $106.3 million, a 3.0% increase from 2022 FFO available to common stockholders and noncontrolling interests of $103.2 million. FFO available to common stockholders and noncontrolling interests increased primarily due to (a) higher base rent of $7.3 million and (b) higher termination fees of $2.7 million, partially offset by (c) higher interest expense, net and amortization of deferred debt costs of $5.2 million and (d) lower expense recovery income, net of expenses, of $1.5 million. The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$69,026	$65,392	$61,649
Add:
Real estate depreciation and amortization	48,430	48,969	50,272
FFO	117,456	114,361	111,921
Subtract:
Preferred stock dividends	(11,194)	(11,194)	(11,194)
FFO available to common stockholders and noncontrolling interests	$106,262	$103,167	$100,727
Weighted average shares and units:
Basic	33,474	33,256	32,029
Diluted (2)	34,066	33,972	33,098
Basic FFO per share available to common stockholders and noncontrolling interests	$3.17	$3.10	$3.14
Diluted FFO per share available to common stockholders and noncontrolling interests.	$3.12	$3.04	$3.04

(1)The National Association of Real Estate Investment Trusts (“Nareit”) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by Nareit as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding impairment charges on depreciable real estate assets and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

(2)Beginning March 5, 2021, fully diluted shares and units includes 1,416,071 limited partnership units held in escrow related to the contribution of Twinbrook Quarter by 1592 Rockville Pike. Half of the units held in escrow were released on October 18, 2021. The remaining units held in escrow were released on October 18, 2023.

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

	Commercial Rents
	Year ended December 31,
	2023	2022	2021
Base rent	$20.79	$20.55	$20.63
Effective rent	$19.24	$18.95	$18.91

The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated. This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 2, 2023.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2023	50	7	7,878,088	1,136,885	95.3%	86.0%
2022	50	7	7,877,330	1,136,885	94.7%	82.5%
The overall commercial portfolio leasing percentage, on a comparative same property basis, increased to 94.2% at December 31, 2023 from 93.2% at December 31, 2022. Included in the 94.2% of space leased as of December 31, 2023, is approximately 157,355 square feet of space, representing 1.75% of total commercial square footage, that has not been occupied by the tenant. Collectively, these leases are expected to produce approximately $4.1 million of additional annualized base rent, an average of $26.20 per square foot, upon tenant occupancy and following any contractual rent concessions.
The Mixed-Use commercial leasing percentage is composed of commercial leases at office mixed-use properties and residential mixed-use properties. The Mixed-Use portfolio includes 164,892 square feet of retail space and 971,993 square feet of office space. The leasing percentage at office mixed-use properties increased to 85.3% at December 31, 2023 from 82.0% at December 31, 2022. The retail leasing percentage at residential mixed-use properties increased to 97.0% at December 31, 2023 from 91.2% at December 31, 2022.

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

Commercial Property Leasing Activity					Average Base Rent per Square Foot
Year ended December 31,	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2023	1,554,663	229,956	282	35	$20.38	$36.70	$19.35	$38.68
2022	1,274,191	86,713	304	17	22.50	28.04	21.37	29.66
Additional information about commercial leasing activity during the three months ended December 31, 2023, is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either as a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	16	—	46
Square feet	37,161	—	283,639
Per square foot average annualized:
Base rent	$44.71	$—	$28.93
Tenant improvements	(2.96)	—	(0.53)
Leasing costs	(1.95)	—	(0.55)
Rent concessions	(2.98)	—	(0.05)
Effective rents	$36.82	$—	$27.80

As of December 31, 2023, 713,271 square feet of Commercial space was subject to leases scheduled to expire in 2024. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Commercial Property Leases:	Total
Square feet	713,271
Average base rent per square foot	$23.32
Estimated market base rent per square foot	$23.56
The Residential portfolio was 98.0% leased at December 31, 2023, compared to 97.2% at December 31, 2022.

Residential Property Leasing Activity		Average Rent per Square Foot
Year ended December 31,	Number of leases	New/Renewed Leases	Expiring Leases
2023	929	$3.53	$3.43
2022	1,005	$3.44	$3.22

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
The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of December 31, 2023, the Company had unhedged variable rate indebtedness totaling $276.0 million. If the interest rates on the Company’s unhedged variable rate debt instruments outstanding at December 31, 2023 had been one percentage point higher or lower, our annual interest expense relating to these debt instruments would have increased or decreased by $2.8 million based on those balances. As of December 31, 2023, the Company had fixed-rate indebtedness totaling $1.13 billion with a weighted average interest rate of 4.7%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2023 had been one percentage point higher, the fair value of those debt instruments on that date would have decreased by $51.6 million. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2023 had been one percentage point lower, the fair value of those debt instruments on that date would have increased by $56.3 million.
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
Item 8. Financial Statements and Supplementary Data
The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a) Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP (PCAOB ID Number 34).
F-3	(b) Consolidated Balance Sheets - December 31, 2023 and 2022.
F-4	(c) Consolidated Statements of Operations - Years ended December 31, 2023, 2022, and 2021.
F-5	(d) Consolidated Statements of Comprehensive Income – Years ended December 31, 2023, 2022, and 2021.
F-6	(e) Consolidated Statements of Equity - Years ended December 31, 2023, 2022, and 2021.
F-7	(f) Consolidated Statements of Cash Flows - Years ended December 31, 2023, 2022, and 2021.
F-8	(g) Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Quarterly Assessment.
The Company carried out an assessment as of December 31, 2023 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Executive Vice President-Chief Accounting Officer and Treasurer, as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer, and its Senior Vice President-Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.
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
Disclosure Controls and Procedures and Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Executive Vice President-Chief Accounting Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.
Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Executive Vice President-Chief Accounting Officer and Treasurer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. GAAP and includes those policies and procedures that:
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
Management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Executive Vice President-Chief Accounting Officer and Treasurer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Scope of the Assessments.
The assessment by the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Executive Vice President-Chief Accounting Officer and Treasurer of the Company’s disclosure controls and procedures and the assessment by the Company’s management of the Company’s internal control over financial reporting included a review of procedures and discussions with the Company’s Disclosure Committee and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting is done on a quarterly basis so that the conclusions concerning the effectiveness of disclosure controls can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.
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
Assessment of Effectiveness of Disclosure Controls and Procedures
Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Executive Vice President-Chief Accounting Officer and Treasurer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective.
Assessment of Effectiveness of Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2023, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
    None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 17, 2024 (the “Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services
The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2023 and 2022 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP — PCAOB ID Number	34

	(b)	Consolidated Balance Sheets - December 31, 2023 and 2022

	(c)	Consolidated Statements of Operations - Years ended December 31, 2023, 2022, and 2021.

	(d)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2023, 2022, and 2021.

	(e)	Consolidated Statements of Equity - Years ended December 31, 2023, 2022, and 2021.

	(f)	Consolidated Statements of Cash Flows - Years ended December 31, 2023, 2022, and 2021.

	(g)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Schedule of the Company:

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
First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2011 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated February 12, 2013 is hereby incorporated by reference. The Thirteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated November 12, 2014, is hereby incorporated by reference. The Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Saul Holdings Limited Partnership, filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated January 23, 2018, is hereby incorporated by reference. The Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Saul Holdings Limited Partnership, filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated May 14, 2018, is hereby incorporated by reference. The Sixteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Saul Holdings Limited Partnership, filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated September 17, 2019, is hereby incorporated by reference. The Seventeenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, filed as Exhibit 10.(a) of the June 30, 2021 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Eighteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, filed as Exhibit 10.(a) of the September 30, 2021 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Nineteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, filed as Exhibit 10.(a) of the September 30, 2023 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference.

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

21.		Subsidiaries of Saul Centers, Inc. is filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm is filed herewith.

24.		Power of Attorney (included on signature page).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.**

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.**

97.1		Incentive-based Compensation Recoupment Policy is filed herewith.

101.
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

SAUL CENTERS, INC.
(Registrant)

Date:	February 29, 2024	/s/ B. Francis Saul II
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

Date:	February 29, 2024	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	February 29, 2024	/s/ Patricia Saul Lotuff
Patricia Saul Lotuff, Vice Chairman

Date:	February 29, 2024	/s/ D. Todd Pearson
D. Todd Pearson, President, Chief Operating Officer and Director

Date:	February 29, 2024	/s/ Carlos L. Heard
Carlos L. Heard, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 29, 2024	/s/ Joel A. Friedman
Joel A. Friedman, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Date:	February 29, 2024	/s/ John E. Chapoton
John E. Chapoton, Director

Date:	February 29, 2024	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	February 29, 2024	/s/ J. Page Lansdale
J. Page Lansdale, Director

Date:	February 29, 2024	/s/ Willoughby B. Laycock
Willoughby B. Laycock, Director

Date:	February 29, 2024	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	February 29, 2024	/s/ Earl A. Powell III
Earl A. Powell III, Director

Date:	February 29, 2024	/s/ Andrew M. Saul II
Andrew M. Saul II Director

Date:	February 29, 2024	/s/ Mark Sullivan III
Mark Sullivan III, Director

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a)2(b) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 29, 2024

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

McLean, Virginia
February 29, 2024

Saul Centers, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2023	2022
Assets
Real estate investments
Land	$511,529	$511,529
Buildings and equipment	1,595,023	1,574,381
Construction in progress	514,553	322,226
	2,621,105	2,408,136
Accumulated depreciation	(729,470)	(688,475)
Total real estate investments, net	1,891,635	1,719,661
Cash and cash equivalents	8,407	13,279
Accounts receivable and accrued income, net	56,032	56,323
Deferred leasing costs, net	23,728	22,388
Other assets	14,335	21,651
Total assets	$1,994,137	$1,833,302
Liabilities
Mortgage notes payable, net	$935,451	$961,577
Revolving credit facility payable, net	274,715	161,941
Term loan facility payable, net	99,530	99,382
Construction loans payable, net	77,305	—
Accounts payable, accrued expenses and other liabilities	57,022	42,978
Deferred income	22,748	23,169
Dividends and distributions payable	22,937	22,453
Total liabilities	1,489,708	1,311,500
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,082,887 and 24,016,009 shares issued and outstanding, respectively	241	240
Additional paid-in capital	449,959	446,301
Partnership units in escrow	—	39,650
Distributions in excess of accumulated earnings	(288,825)	(273,559)
Accumulated other comprehensive income	2,014	2,852
Total Saul Centers, Inc. equity	348,389	400,484
Noncontrolling interests	156,040	121,318
Total equity	504,429	521,802
Total liabilities and equity	$1,994,137	$1,833,302
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2023	2022	2021
Revenue
Rental revenue	$249,057	$240,837	$234,515
Other	8,150	5,023	4,710
Total revenue	257,207	245,860	239,225
Expenses
Property operating expenses	37,489	35,934	32,881
Real estate taxes	29,650	28,588	28,747
Interest expense, net and amortization of deferred debt costs	49,153	43,937	45,424
Depreciation and amortization of deferred leasing costs	48,430	48,969	50,272
General and administrative	23,459	22,392	20,252
Loss on early extinguishment of debt	—	648	—
Total expenses	188,181	180,468	177,576
Net Income	69,026	65,392	61,649
Noncontrolling interests
Income attributable to noncontrolling interests	(16,337)	(15,198)	(13,260)
Net income attributable to Saul Centers, Inc.	52,689	50,194	48,389
Preferred stock dividends	(11,194)	(11,194)	(11,194)
Net income available to common stockholders	$41,495	$39,000	$37,195
Per share net income available to common stockholders
Basic and diluted	$1.73	$1.63	$1.57
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$69,026	$65,392	$61,649
Other comprehensive income
Change in unrealized gain on cash flow hedge	(1,220)	3,962	—
Total comprehensive income	67,806	69,354	61,649
Comprehensive income attributable to noncontrolling interests	(15,955)	(16,308)	(13,260)
Total comprehensive income attributable to Saul Centers, Inc.	51,851	53,046	48,389
Preferred stock dividends	(11,194)	(11,194)	(11,194)
Total comprehensive income available to common stockholders	$40,657	$41,852	$37,195
The Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2020	$185,000	$235	$420,625	$—	$(241,535)	$—	$364,325	$63,208	$427,533
Issuance of common stock:
293,615 shares pursuant to dividend reinvestment plan	—	3	11,497	—	—	—	11,500	—	11,500
70,231 shares due to share grants, exercise of employee stock options and issuance of directors' deferred stock	—	—	4,487	—	—	—	4,487	—	4,487
Issuance of partnership units:				—
61,009 pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	2,398	2,398
469,740 pursuant to the acquisition of Twinbrook leasehold interest	—	—	—	—	—	—	—	21,500	21,500
93,674 for the Ashbrook bonus value pursuant to the Ashbrook Contribution	—	—	—	—	—	—	—	4,320	4,320
1,416,071 restricted units pursuant to the Twinbrook Contribution Agreement	—	—	—	79,300	—	—	79,300	—	79,300
708,036 restricted units released from escrow pursuant to the Twinbrook Contribution Agreement	—	—	—	(39,650)	—	—	(39,650)	39,650	—
Net income	—	—	—	—	48,389	—	48,389	13,260	61,649
Preferred stock distributions:
Series D	—	—	—	—	(3,445)	—	(3,445)	—	(3,445)
Series E	—	—	—	—	(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	(38,525)	—	(38,525)	(13,614)	(52,139)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.57/share) and partnership units ($0.57/unit)	—	—	—	—	(13,583)	—	(13,583)	(5,284)	(18,867)
Balance, December 31, 2021	185,000	238	436,609	39,650	(256,448)	—	405,049	125,438	530,487

CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of common stock:
143,957 shares pursuant to dividend reinvestment plan	—	2	6,977	—	—	—	6,979	—	6,979
31,581 shares due to share grants, exercise of employee stock options and issuance of directors' deferred stock	—	—	2,715	—	—	—	2,715	—	2,715
Issuance of partnership units:
26,659 pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	1,322	1,322
Net income	—	—	—	—	50,194	—	50,194	15,198	65,392
Change in unrealized loss on cash flow hedge	—	—	—	—	—	2,852	2,852	1,110	3,962
Preferred stock distributions:
Series D	—	—	—	—	(3,445)	—	(3,445)	—	(3,445)
Series E	—	—	—	—	(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	(41,940)	—	(41,940)	(16,264)	(58,204)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	(14,171)	—	(14,171)	(5,486)	(19,657)
Balance, December 31, 2022	185,000	240	446,301	39,650	(273,559)	2,852	400,484	121,318	521,802
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of common stock:
61,359 shares pursuant to dividend reinvestment plan	—	1	2,237	—	—	—	2,238	—	2,238
5,520 shares due to share grants, exercise of employee stock options and issuance of directors' deferred stock	—	—	1,421	—	—	—	1,421	—	1,421
Issuance of partnership units:
44,500 pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	1,505	1,505
708,035 restricted units released from escrow pursuant to the Twinbrook Contribution Agreement	—	—	—	(39,650)	—	—	(39,650)	39,650	—
Net income	—	—	—	—	52,689	—	52,689	16,337	69,026
Change in unrealized gain on cash flow hedge	—	—	—	—	—	(838)	(838)	(382)	(1,220)
Preferred stock distributions:
Series D	—	—	—	—	(3,445)	—	(3,445)	—	(3,445)
Series E	—	—	—	—	(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	(42,553)	—	(42,553)	(16,458)	(59,011)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	(14,208)	—	(14,208)	(5,930)	(20,138)
Balance, December 31, 2023	$185,000	$241	$449,959	$—	$(288,825)	$2,014	$348,389	$156,040	$504,429
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$69,026	$65,392	$61,649
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	648	—
Depreciation and amortization of deferred leasing costs	48,430	48,969	50,272
Amortization of deferred debt costs	2,250	1,985	1,710
Non cash compensation costs of stock grants and options	1,421	1,521	1,562
Credit losses (recoveries) on operating lease receivables	534	(88)	812
(Increase) decrease in accounts receivable and accrued income	(243)	2,424	5,446
Additions to deferred leasing costs	(5,607)	(2,716)	(1,814)
(Increase) decrease in other assets	453	4,511	(2,820)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,884	524	(285)
Increase (decrease) in deferred income	(421)	(2,019)	1,895
Net cash provided by operating activities	117,727	121,151	118,427
Cash flows from investing activities:
Acquisitions of real estate investments (1) (2) (3)	—	—	(9,011)
Additions to real estate investments	(26,196)	(15,781)	(21,023)
Additions to development and redevelopment projects	(177,485)	(101,107)	(25,884)
Net cash used in investing activities	(203,681)	(116,888)	(55,918)
Cash flows from financing activities:
Proceeds from mortgage notes payable	15,300	199,750	—
Repayments on mortgage notes payable	(42,332)	(174,096)	(42,641)
Proceeds from term loan facility	—	—	25,000
Proceeds from revolving credit facility	160,000	155,000	46,000
Repayments on revolving credit facility	(48,000)	(97,000)	(44,500)
Proceeds from construction loans payable	82,635	—	10,917
Payments of debt extinguishment costs	—	(593)	—
Additions to deferred debt costs	(404)	(9,869)	(6,393)
Proceeds from the issuance of:
Common stock	2,238	8,173	14,425
Partnership units (1) (2) (3)	1,505	1,322	2,398
Distributions to:
Series D preferred stockholders	(4,594)	(4,594)	(4,593)
Series E preferred stockholders	(6,600)	(6,600)	(6,600)
Common stockholders	(56,722)	(55,523)	(50,963)
Noncontrolling interests	(21,944)	(21,548)	(17,821)
Net cash provided by (used in) financing activities	81,082	(5,578)	(74,771)
Net decrease in cash and cash equivalents	(4,872)	(1,315)	(12,262)
Cash and cash equivalents, beginning of year	13,279	14,594	26,856
Cash and cash equivalents, end of year	$8,407	$13,279	$14,594
Supplemental disclosure of cash flow information:
Cash paid for interest	$46,083	$40,725	$44,575
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$31,166	$19,006	$5,906

(1)The 2021 acquisition of real estate and proceeds from the issuance of partnership units each excludes $79,300 in connection with the contribution of Twinbrook Quarter by the  B. F. Saul Real Estate Investment Trust in exchange for limited partnership units.
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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2023, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. One retail tenant, Giant Food (4.9%), a tenant at 11 Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2023.
As of December 31, 2023, the Current Portfolio Properties consisted of 50 Shopping Centers, seven Mixed-Use Properties, and four (non-operating) development properties.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of December 31, 2023 and December 31, 2022, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity (“VIE”) of the Company because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct the activities of the Operating Partnership and the rights to absorb 70.4% of the net income of the Operating Partnership. Because the Operating Partnership is consolidated into the financial statements of the Company, the identification of it as a VIE has no impact on the consolidated financial statements of the Company.

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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying amount of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying amount is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2023, 2022, or 2021.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, for the years ended December 31, 2023, 2022, and 2021, was $44.2 million, $44.6 million, and $45.5 million, respectively. Repairs and maintenance expense totaled $15.5 million, $15.2 million, and $13.5 million for 2023, 2022, and 2021, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.

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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying amount of each property at the lower of its carrying amount or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of December 31, 2023 and 2022, the Company had no assets designated as held for sale.
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
Rental and interest income are accrued as earned. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Upon adoption of Accounting Standards Update (“ASU”) 2016-02, we made a policy election not to separate lease and nonlease components and have accounted for each lease component and the related nonlease components together as a single component. Expense recoveries are recognized in the period in which the expenses are incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint, pursuant to the terms of their respective leases.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Deferred Leasing Costs

Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, costs paid to external third-party brokers, and internal lease commissions that are incremental to obtaining a lease and would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $23.7 million and $22.4 million, net of accumulated amortization of approximately $53.7 million and $51.3 million, as of December 31, 2023 and 2022, respectively. Amortization expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled approximately $4.2 million, $4.3 million, and $4.7 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments that generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2023 are held in accounts at various banks. From time to time the Company may maintain deposits with financial institutions in amounts in excess of federally insured limits. The Company has not experienced any losses on such deposits and believes it is not exposed to any significant credit risk on those deposits.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2023, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2023, 2022, and 2021. The tax basis of the Company’s real estate investments was approximately $1.59 billion and $1.61 billion as of December 31, 2023 and 2022, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2020.
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

Reclassifications
Certain reclassifications have been made to prior years to conform to the presentation used for the year ended December 31, 2023.
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

	December 31,
(in thousands)	2023	2022

Twinbrook Quarter	$355,113	$227,672
Hampden House	142,240	80,704
Other	17,200	13,850
Total	$514,553	$322,226

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
The units issued to 1592 Rockville Pike remained in escrow until the conditions of the Twinbrook Contribution Agreement, as amended, were satisfied. Half of the units held in escrow were released on October 18, 2021. The remaining units held in escrow were released on October 18, 2023.
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
On June 29, 2021, the third-party landlord under the ground lease contributed to the Company the fee simple interest in the land underlying the leasehold interest in exchange for 469,740 limited partnership units in the Operating Partnership, representing an aggregate value of $21.5 million. Acquisition costs were paid in cash and totaled $0.7 million. Accordingly, the related finance lease right-of-use asset and finance lease liability were extinguished. Amortization expense and interest expense related to the lease totaled $104,000 and $362,800, respectively, for the year ended December 31, 2021.
Allocation of Purchase Price of Real Estate Acquired
The Company allocates the purchase price of real estate investment properties to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, based on their relative fair values.
The gross carrying amount of lease acquisition costs included in deferred leasing costs as of December 31, 2023 and 2022 was $10.6 million and $10.7 million, respectively, and accumulated amortization was $9.4 million and $9.2 million, respectively. Amortization expense totaled $0.3 million, $0.4 million and $0.5 million, for the years ended December 31, 2023, 2022, and 2021, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2023 and 2022 was $23.3 million and $23.3 million, respectively, and accumulated amortization was $18.6 million and $17.3 million, respectively. Accretion income totaled $1.3 million, $1.3 million, and $1.4 million, for the years ended December 31, 2023, 2022, and 2021, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2023 and 2022 was $0.6 million and $0.6 million, respectively, and accumulated amortization was $227,700 and $194,800, respectively. Amortization expense totaled $32,900, $32,900 and $32,900, for the years ended December 31, 2023, 2022 and 2021, respectively. The remaining weighted-average amortization period as of December 31, 2023 is 4.7 years, 5.8 years, and 5.0 years for lease acquisition costs, above market leases and below market leases, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2023, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2024	$198	$33	$878
2025	153	33	601
2026	131	33	508
2027	119	33	507
2028	117	33	507
Thereafter	476	211	1,730
Total	$1,194	$376	$4,731

4.    NONCONTROLLING INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP
Saul Centers is the sole general partner of the Operating Partnership, owning a 70.4% common interest as of December 31, 2023. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization and a third party. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
The Saul Organization holds a 28.2% limited partnership interest in the Operating Partnership represented by 9,580,408 limited partnership units, as of December 31, 2023. The units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2023, approximately 854,000 units were eligible for conversion.
As of December 31, 2023, a third party investor holds a 1.4% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers' common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers' common stock.
The impact of the Saul Organization’s 28.2% and the third party's 1.4% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the years ended December 31, 2023, 2022, and 2021, were 34.1 million, 34.0 million, and 33.1 million, respectively.
The Company previously issued 708,035 limited partnership units related to the contribution of Twinbrook Quarter that were held in escrow and released on October 18, 2023.
5.    NOTES PAYABLE, BANK CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS
At December 31, 2023, the principal amount of outstanding debt totaled $1.4 billion, of which $1.13 billion was fixed rate debt and $276.0 million was variable rate debt. The principal amount of the Company’s outstanding debt totaled $1.2 billion at December 31, 2022, of which $1.07 billion was fixed rate debt and $164.0 million was variable rate debt.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

At December 31, 2023, the Company had a $525.0 million Credit Facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, which may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027, and may not be extended. Through October 2, 2022, interest accrued at London Interbank Offered Rate (“LIBOR”) plus an applicable spread, which was determined by certain leverage tests. Effective October 3, 2022, in conjunction with the execution of the First Amendment to the Credit Facility, interest accrues at SOFR plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of December 31, 2023, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On December 31, 2023, based on the value of the Company’s unencumbered properties, approximately $137.9 million was available under the Credit Facility, $376.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of December 31, 2023 and 2022, the fair value of the interest-rate swaps totaled approximately $2.7 million and $4.0 million, respectively, and is included in Other assets in the Consolidated Balance Sheets. The increase in value from inception of the swaps is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
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
On November 19, 2021, the Company closed on a $145.0 million construction-to-permanent loan, the proceeds of which will be used to partially fund Phase I of the Twinbrook Quarter development project. The loan matures in 2041, bears interest at a fixed rate of 3.83%, and requires interest only payments, which will be funded by the loan, until conversion to permanent. The conversion is expected in the fourth quarter of 2026 and, thereafter, monthly principal and interest payments based on a 25-year amortization schedule will be required. During the second quarter of 2023, the Company commenced drawing on the loan and as of December 31, 2023, the balance of the loan was $72.4 million, net of unamortized deferred debt costs.
On February 23, 2022, the Company closed on a $133.0 million construction-to-permanent loan, the proceeds of which will be used to partially fund Hampden House. The loan matures in 2040, bears interest at a fixed rate of 3.90%, and requires interest only payments, which will be funded by the loan, until conversion to permanent. The conversion is expected in the first quarter of 2026, and thereafter, monthly principal and interest payments based on a 25-year amortization schedule will be required. During the fourth quarter of 2023, the Company commenced drawing on the loan and as of December 31, 2023, the balance of the loan was $4.9 million, net of unamortized deferred debt costs.
On March 11, 2022, the Company repaid in full the remaining principal balance of $28.3 million of the mortgage loan secured by Lansdowne Town Center, which was scheduled to mature in June 2022.
On June 7, 2022, the Company repaid in full the remaining principal balance of $8.6 million of the mortgage loan secured by Orchard Park, which was scheduled to mature in September 2022.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. The Operating Partnership is the guarantor of (a) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $21.6 million outstanding balance at December 31, 2023), (b) a portion of The Waycroft mortgage (approximately $23.6 million of the $149.1 million outstanding balance at December 31, 2023), (c) the Ashbrook Marketplace mortgage (totaling $20.2 million at December 31, 2023), and (d) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands pad (totaling $27.3 million at December 31, 2023).
The Company provides a repayment guaranty of 100% of the loan secured by Twinbrook Quarter during construction and lease-up. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of December 31, 2023, the loan balance and the amount guaranteed were $74.9 million. The Company also provides the lender with a 100% construction completion guaranty.
The Company provides a limited repayment guaranty of $26.6 million during construction and lease-up for the loan secured by Hampden House. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of December 31, 2023, the loan balance and the amount guaranteed was $7.7 million. The Company also provides the lender with a 100% construction completion guaranty.
All other notes payable are non-recourse.
The carrying amount of the properties collateralizing the mortgage notes payable totaled $1.5 billion and $1.0 billion, as of December 31, 2023 and 2022, respectively. The Company’s Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2023.
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
Mortgage notes payable totaling $2.0 million at each of December 31, 2023 and 2022, are guaranteed by members of the Saul Organization.
As of December 31, 2023, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31 are as follows:

(in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2024	$50,694		$33,291	$83,985
2025	296,363	(a)	31,723	328,086
2026	134,088		28,756	162,844
2027	100,000	(b)	25,817	125,817
2028	18,785		25,182	43,967
Thereafter	474,022		187,564	661,586
Principal amount	$1,073,952		$332,333	1,406,285
Unamortized deferred debt costs				19,284
Net				$1,387,001
        (a) Includes $276.0 million outstanding under the Credit Facility.
        (b) Represents the amount outstanding under the Credit Facility.
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $19.3 million and $15.8 million, net of accumulated amortization of $10.6 million and $7.9 million at December 31, 2023 and 2022, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

The components of interest expense are set forth below.

(in thousands)	Year ended December 31,
	2023	2022	2021
Interest incurred	$66,717	$53,219	$50,552
Amortization of deferred debt costs	2,250	1,985	1,710
Capitalized interest	(19,519)	(11,191)	(6,831)
Interest expense	49,448	44,013	45,431
Less: Interest income	295	76	7
Interest expense, net and amortization of deferred debt costs	$49,153	$43,937	$45,424
Deferred debt costs capitalized during the years ended December 31, 2023, 2022 and 2021 totaled $0.4 million, $9.9 million and $6.4 million, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

6.    LEASE AGREEMENTS
Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2023, 2022, and 2021, amounted to $208.3 million, $201.2 million, and $197.9 million, respectively. Future contractual payments under noncancelable leases for years ending December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2024	$128,682
2025	178,423
2026	158,968
2027	133,438
2028	114,606
Thereafter	411,452
$1,125,569
The majority of the leases provide for rental increases based on fixed annual increases or increases in the Consumer Price Index and expense recoveries based on increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2023, 2022, and 2021, amounted to $37.1 million, $36.0 million, and $34.5 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.8 million, $1.6 million, and $1.5 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
7.    LONG-TERM LEASE OBLIGATIONS
Flagship Center consists of two developed out parcels that are part of a larger adjacent community shopping center formerly owned by the Saul Organization and sold to an affiliate of a tenant in 1991. The Company has a 90-year ground leasehold interest, which commenced in September 1991, with a minimum rent of one dollar per year. Countryside shopping center was acquired in February 2004. Because of certain land use considerations, approximately 3.4% of the underlying land is held under a 99-year ground lease. The lease requires the Company to pay minimum rent of one dollar per year as well as its pro-rata share of the real estate taxes.
The Company’s corporate headquarters space is leased by a member of the Saul Organization. The lease commenced in March 2002 and expires in February 2027. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2023, 2022, and 2021 was $871,300, $824,300, and $799,500, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).
On January 1, 2019, in conjunction with the adoption of ASU 2016-02, a right of use asset and corresponding lease liability related to our headquarters lease were recorded in other assets and other liabilities, respectively. On February 28, 2022, the lease was extended for an additional period of 60 months. In conjunction with the lease extension, a right of use asset and corresponding lease liability was recognized of $3.8 million and $3.8 million, respectively. The right of use asset and corresponding lease liability totaled $2.5 million and $2.6 million, respectively, at December 31, 2023.
8.    EQUITY AND NONCONTROLLING INTERESTS
The Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021 reflect noncontrolling interests of $16.3 million, $15.2 million, and $13.3 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.
At December 31, 2023, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the “Series D Stock”). The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference,

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At December 31, 2023, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
Per Share Data
Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. The following table sets forth, for the indicated periods, weighted averages of the number of common shares outstanding, basic and diluted, the effect of dilutive options and the number of options that are not dilutive because the average price of the Company’s common stock was less than the exercise prices. The treasury stock method was used to measure the effect of the dilution.

	December 31,
(Shares in thousands)	2023	2022	2021
Weighted average common shares outstanding - Basic	24,051	23,964	23,655
Effect of dilutive options	2	8	7
Weighted average common shares outstanding - Diluted	24,053	23,972	23,662
Average share price	$37.47	$46.21	$43.53
Non-dilutive options	1,668	1,438	1,360
Years non-dilutive options were issued	2013 through 2022	2013 through 2022	2013 through 2021

9.    RELATED PARTY TRANSACTIONS
The Chairman and Chief Executive Officer, the President and Chief Operating Officer, the Executive Vice President-Chief Legal and Administrative Officer and the Executive Vice President-Chief Accounting Officer and Treasurer of the Company are also officers of various members of the Saul Organization and their management time is shared with the Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Executive Vice President-Chief Accounting Officer and Treasurer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits,

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

were $425,300, $387,700, and $404,300, for 2023, 2022, and 2021, respectively. All amounts deferred by employees and contributed by the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount and the Company matches those deferrals up to three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $390,400, $337,900, and $238,400, for the years ended December 31, 2023, 2022, and 2021, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $3.3 million and $3.0 million, at December 31, 2023 and 2022, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2023, 2022, and 2021, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $10.6 million, $9.6 million, and $8.0 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2023 and 2022, accounts payable, accrued expenses and other liabilities included $1.1 million and $1.2 million, respectively, representing billings due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $562,800, $286,900, and $397,900, for the years ended December 31, 2023, 2022, and 2021, respectively.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board of Directors. If a director elects to their have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the twelve months ended December 31, 2023, 10,762 shares were credited to director's deferred fee accounts and 8,225 shares were issued. As of December 31, 2023, the director's deferred fee accounts total 123,361 shares.
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
Effective May 7, 2021, the Compensation Committee granted options to purchase 250,500 shares (35,572 incentive stock options and 214,928 nonqualified stock options) to 21 Company officers and 11 Company Directors (the “2021 Options”), which expire on May 6, 2031. The officers’ 2021 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2021 Options were immediately exercisable. The exercise price of $43.89 per share was the closing market price of the Company's common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2021 Options to be $1.4 million, of which $1.2 million and $173,800 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $173,800 was charged to expense as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
Effective May 13, 2022, the Compensation Committee granted options to purchase 248,000 shares (25,745 incentive stock options and 222,255 nonqualified stock options) to 19 Company officers and 11 Company Directors (the “2022 Options”), which expire on May 12, 2032. The officers’ 2022 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2022 Options were immediately exercisable. The exercise price of $47.90 per share was the closing market price of the Company's common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2022 Options to be $1.8 million, of which $1.6 million and $229,350 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $229,350 was charged to expense as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Effective May 12, 2023, the Compensation Committee granted options to purchase 253,500 shares (31,509 incentive stock options and 221,991 nonqualified stock options) to 18 Company officers and 12 Company Directors (the “2023 Options”), which expire on May 11, 2033. The officers’ 2023 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2023 Options were immediately exercisable. The exercise price of $33.79 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2023 Options to be $1.4 million, of which $1.2 million and $195,900 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $195,900 was charged to expense as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
The following table summarizes the assumptions used in the valuation of the 2021, 2022 and 2023 option grants. During the twelve months ended December 31, 2023, stock option expense totaling $1.2 million was included in general and administrative expense in the Consolidated Statements of Operations. As of December 31, 2023, the estimated future expense related to unvested stock options was $2.0 million.

	Directors			Officers
Grant date	May 12, 2023	May 13, 2022	May 7, 2021	May 12, 2023	May 13, 2022	May 7, 2021
Exercise price	$33.79	$47.90	$43.89	$33.79	$47.90	$43.89
Fair value per option	$6.53	$8.34	$6.32	$6.06	$7.66	$5.96
Volatility	0.319	0.300	0.297	0.288	0.271	0.275
Expected life (years)	5.0	5.0	5.0	7.0	7.0	7.0
Assumed yield	4.94%	4.90%	4.96%	4.96%	4.93%	4.97%
Risk-free rate	3.45%	2.89%	0.77%	3.45%	2.95%	1.24%

The table below summarizes the option activity for the years 2023, 2022, and 2021:

	2023		2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,768,375	$51.28	1,601,250	$51.73	1,502,670	$52.86
Granted	253,500	33.79	248,000	47.90	250,500	43.89
Exercised	—	—	(26,875)	44.44	(64,920)	45.07
Expired/Forfeited	(201,875)	46.20	(54,000)	52.60	(87,000)	53.60
Outstanding December 31	1,820,000	49.41	1,768,375	51.28	1,601,250	51.73
Exercisable at December 31	1,177,375	52.52	1,237,250	52.76	1,098,500	53.22

The intrinsic value of stock options outstanding or exercisable measures the price difference between the options' exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. There were no options exercised in 2023. The intrinsic value of options exercised in 2022 and 2021, was $0.2 million and $0.4 million, respectively. The intrinsic value of options outstanding and exercisable at year end 2023 was $1.2 million and $0.2 million, respectively. There was no intrinsic value of options outstanding and exercisable at year end 2022. At December 29, 2023, the final trading day of calendar 2023, the closing price of $39.27 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2023 are 4.0 and 5.3 years, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and floating rate debt are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, would be approximately $957.9 million and $919.2 million as of December 31, 2023 and 2022, respectively, compared to the principal balances of $1.13 billion and $1.07 billion at December 31, 2023 and 2022, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

12.    DERIVATIVES AND HEDGING ACTIVITIES
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount
The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $1.7 million will be reclassified from other comprehensive income and reflected as a decrease to interest expense.
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
The table below details the fair value and location of the interest rate swaps as of December 31, 2023 and 2022.

(In thousands)	Fair Values of Derivative Instruments
	December 31,
	2023		2022
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$2,742	Other Assets	$3,962

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2023, 2022, and 2021.

(In thousands)	The Effect of Hedge Accounting on Other Comprehensive Income (OCI)
	Amount of Gain (or Loss) Recognized in OCI			Location of Gain (or Loss) Reclassified from OCI into Income			Amount of Gain (or Loss) Reclassified from OCI into Income
	For the Years Ended December 31,
Derivative Instrument	2023	2022	2021	2023	2022	2021	2023	2022	2021
Interest rate swaps	$900	$4,139	$—	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs	N/A	$2,120	$177	N/A

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
The Company paid common stock distributions of $2.36 per share in 2023, $2.32 per share in 2022, and $2.16 per share in 2021, Series D preferred stock dividends of $1.53, $1.53 and $1.53, respectively, per depositary share in 2023, 2022, and 2021, and Series E preferred stock dividends of $1.50, $1.50, and $1.50, respectively, per depositary share in 2023, 2022, and 2021. Of the common stock dividends paid, $1.75 per share, $1.32 per share, and $1.49 per share, represented ordinary dividend income in 2023, 2022, and 2021, respectively, and $0.61 per share, $1.00 per share, and $0.67 per share represented return of capital to the shareholders in 2023, 2022, and 2021, respectively. All of the preferred dividends paid represented ordinary dividend income.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following summarizes distributions paid during the years ended December 31, 2023, 2022, and 2021, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
(Dollars in thousands, except per share amounts)	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shares Issued	Discounted Share Price	Limited Partnership Units Issued	Average Unit Price
Distributions during 2023
4th Quarter	$2,798	$14,195	$5,486	17,854	$33.35	44,500	$33.83
3rd Quarter	2,799	14,192	5,486	14,689	37.75	—	—
2nd Quarter	2,798	14,164	5,486	15,587	34.92	—	—
1st Quarter	2,799	14,171	5,486	13,229	41.06	—	—
Total 2023	$11,194	$56,722	$21,944	61,359		44,500
Distributions during 2022
4th Quarter	$2,798	$14,159	$5,486	13,698	$39.70	—	$—
3rd Quarter	2,799	14,156	5,486	10,577	50.80	—	—
2nd Quarter	2,798	13,625	5,292	57,819	51.61	12,955	51.55
1st Quarter	2,799	13,583	5,284	61,863	47.66	13,704	48.16
Total 2022	$11,194	$55,523	$21,548	143,957		26,659
Distributions during 2021
4th Quarter	$2,798	$13,037	$4,702	63,970	$45.46	13,697	$45.95
3rd Quarter	2,799	12,999	4,694	65,171	44.44	13,841	44.92
2nd Quarter	2,798	12,488	4,218	68,206	41.87	13,978	42.33
1st Quarter	2,799	12,439	4,207	96,268	29.50	19,493	29.83
Total 2021	$11,194	$50,963	$17,821	293,615		61,009
In December 2023, the Board of Directors of the Company authorized a distribution of $0.59 per common share payable in January 2024 to holders of record on January 16, 2024. As a result, $13.6 million was paid to common shareholders on January 31, 2024. Also, $5.9 million was paid to limited partnership unit holders on January 31, 2024 ($0.59 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of (a) $0.3750 per Series E depositary share and (b) $0.3828 per Series D depositary share to holders of record on January 2, 2024. As a result, $2.8 million was paid to preferred shareholders on January 16, 2024. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.
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

SAUL CENTERS, INC. Notes to Consolidated Financial Statements
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2023	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$179,350	$77,857	$—	$257,207
Expenses	(38,484)	(28,655)	—	(67,139)
Income from real estate	140,866	49,202	—	190,068
Interest expense, net and amortization of deferred debt costs	—	—	(49,153)	(49,153)
Depreciation and amortization of deferred leasing costs	(28,526)	(19,904)	—	(48,430)
General and administrative	—	—	(23,459)	(23,459)
Net income (loss)	$112,340	$29,298	$(72,612)	$69,026
Capital investment	$16,491	$187,190	$—	$203,681
Total assets	$918,089	$1,057,332	$18,716	$1,994,137

As of or for the year ended December 31, 2022
Real estate rental operations:
Revenue	$172,055	$73,805	$—	$245,860
Expenses	(36,895)	(27,627)	—	(64,522)
Income from real estate	135,160	46,178	—	181,338
Interest expense, net and amortization of deferred debt costs	—	—	(43,937)	(43,937)
Depreciation and amortization of deferred leasing costs	(28,359)	(20,610)	—	(48,969)
General and administrative	—	—	(22,392)	(22,392)
Loss on early extinguishment of debt	—	—	(648)	(648)
Net income (loss)	$106,801	$25,568	$(66,977)	$65,392
Capital investment	$8,412	$108,476	$—	$116,888
Total assets	$928,071	$885,500	$19,731	$1,833,302

As of or for the year ended December 31, 2021
Real estate rental operations:
Revenue	$169,681	$69,544	$—	$239,225
Expenses	(35,784)	(25,844)	—	(61,628)
Income from real estate	133,897	43,700	—	177,597
Interest expense, net and amortization of deferred debt costs	—	—	(45,424)	(45,424)
Depreciation and amortization of deferred leasing costs	(28,843)	(21,429)	—	(50,272)
General and administrative	—	—	(20,252)	(20,252)
Net income (loss)	$105,054	$22,271	$(65,676)	$61,649
Capital investment	$12,673	$43,245	$—	$55,918
Total assets	$946,993	$777,709	$22,059	$1,746,761

16.    SUBSEQUENT EVENTS
The Company has reviewed all events and transactions for the period subsequent to December 31, 2023, and determined there are no subsequent events required to be disclosed.

Schedule III

SAUL CENTERS, INC. Real Estate and Accumulated Depreciation December 31, 2023 (Dollars in Thousands)
		Costs										Buildings
		Capitalized	Basis at Close of Period									and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Book Value	Related Debt (2)	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashbrook Marketplace, Ashburn, VA	$8,938	$25,443	$13,258	$21,074	$49	$34,381	$2,745	$31,636	$20,216	2019	05/18	50
Ashburn Village, Ashburn, VA	11,431	21,000	6,764	25,658	9	32,431	17,147	15,284	21,805	1994 & 2000-6	3/94	40
Ashland Square Phase I, Dumfries, VA	1,178	7,508	1,178	7,508	—	8,686	3,255	5,431	—	2007, 2013	12/04	20 & 50
Beacon Center, Alexandria, VA	24,161	18,514	22,691	19,984	—	42,675	17,210	25,465	53,681	1960 & 1974	1/72 , 11/16	40 & 50
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623	—	22,623	15,099		3/08	—
Boca Valley Plaza, Boca Raton, FL	16,720	3,616	5,735	14,473	128	20,336	7,161	13,175	—		2/04	40
Boulevard, Fairfax, VA	4,883	4,731	3,687	5,921	6	9,614	4,040	5,574	9,358	1969, 1999 & 2009	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	5,916	9,789	23,155	9	32,953	12,079	20,874	—		4/04	40
Broadlands Village, Ashburn, VA	5,316	36,806	5,300	36,360	462	42,122	16,713	25,409	27,999	2002-3, 2004 & 2006	3/02	40 & 50
Burtonsville Town Square, Burtonsville, MD	74,212	6,357	28,402	52,149	18	80,569	9,935	70,634	32,178	2010	1/17	20 & 45
Countryside Marketplace, Sterling, VA	28,912	5,134	7,666	26,181	199	34,046	13,764	20,282	—		2/04	40
Cranberry Square, Westminster, MD	31,578	2,047	6,700	26,906	19	33,625	8,332	25,293	13,224		9/11	40
Cruse MarketPlace, Cumming, GA	12,226	954	3,901	9,279	—	13,180	4,700	8,480	—		3/04	40
Flagship Center, Rockville, MD	160	409	169	400	—	569	117	452	—	1972	1/72	—
French Market, Oklahoma City, OK	5,781	17,689	1,118	21,450	902	23,470	15,159	8,311	—	1972 & 1998	3/74	50
Germantown, Germantown, MD	2,034	566	2,034	566	—	2,600	489	2,111	—	1990	8/93	40
The Glen, Woodbridge, VA	12,918	8,799	5,300	16,377	40	21,717	12,027	9,690	20,234	1993 & 2005	6/94	40
Great Falls Center, Great Falls, VA	41,750	3,516	14,766	30,414	86	45,266	12,945	32,321	30,547		3/08	40
Hampshire Langley, Takoma, MD	3,159	3,559	1,892	4,816	10	6,718	4,291	2,427	11,569	1960	1/72	40
Hunt Club Corners, Apopka, FL	12,584	4,771	4,822	12,533	—	17,355	6,613	10,742	—		6/06, 12/12	40
Jamestown Place, Altamonte Springs, FL	14,055	2,486	4,455	12,085	1	16,541	5,925	10,616	—		11/05	40
Kentlands Square I, Gaithersburg, MD	14,379	3,730	5,005	13,104	—	18,109	5,561	12,548	18,840	2002	9/02	40
Kentlands Square II, Gaithersburg, MD	76,723	3,555	23,133	56,860	285	80,278	19,561	60,717	30,168		9/11, 9/13	40
Kentlands Place, Gaithersburg, MD	1,425	7,944	1,425	7,700	244	9,369	4,951	4,418	6,406	2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545	43,903	6,546	43,593	309	50,448	21,009	29,439	—	2006	11/02	50
Leesburg Pike Plaza, Baileys Crossroads, VA	2,418	7,012	1,132	8,195	103	9,430	6,523	2,907	11,822	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400	11,792	950	15,161	81	16,192	14,170	2,022	—	1975	12/75	40
Metro Pike Center, Rockville, MD	33,123	5,454	26,064	8,470	4,043	38,577	2,903	35,674	—		12/10	40
Shops at Monocacy, Frederick, MD	9,541	16,070	9,260	16,351	—	25,611	7,680	17,931	25,670	2003-4	11/03	50
Northrock, Warrenton, VA	12,686	15,430	12,686	15,422	8	28,116	6,734	21,382	12,135	2009	01/08	50
Olde Forte Village, Ft. Washington, MD	15,933	6,979	5,409	17,468	35	22,912	9,995	12,917	19,563	2003-4	07/03	40
Olney, Olney, MD	4,963	3,026	3,079	4,910	—	7,989	3,744	4,245	12,655	1972	11/75	40
Orchard Park, Dunwoody, GA	19,377	1,642	7,751	13,242	26	21,019	5,692	15,327	—		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	2,534	5,739	14,665	495	20,899	7,371	13,528	—		3/05	40
Ravenwood, Baltimore, MD	1,245	4,486	703	5,028	—	5,731	3,717	2,014	11,361	1959 & 2006	1/72	40
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	26,561	24	22,113	4,472	—	26,585	1,488	25,097	—		10/10, 12/12	40
1500/1580/1582 Rockville Pike, Rockville, MD	45,351	2,046	38,065	7,050	2,282	47,397	6,950	40,447	—		12/12, 1/14, 4/14	5, 10, 5 4
Seabreeze Plaza, Palm Harbor, FL	24,526	3,553	8,665	18,943	471	28,079	8,991	19,088	12,683		11/05	40
Market Place at Sea Colony, Bethany Beach, DE	2,920	339	1,147	2,112	—	3,259	858	2,401	—		3/08	40
Seven Corners, Falls Church, VA	4,848	46,536	4,929	46,450	5	51,384	35,402	15,982	85,889	1956 & 1997	7/73	40
Severna Park Marketplace, Severna Park, MD	63,254	3,588	12,700	54,035	107	66,842	15,930	50,912	24,458		9/11	40
Shops at Fairfax, Fairfax, VA	2,708	11,109	992	12,825	—	13,817	9,787	4,030	13,094	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	8,915	6,402	20,143	189	26,734	11,922	14,812	—		1/06	40
Southdale, Glen Burnie, MD	18,895	26,767	15,255	29,318	1,089	45,662	24,607	21,055	—	1962 & 1986	1/72 , 11/16	40
Southside Plaza, Richmond, VA	6,728	12,284	1,878	17,134	—	19,012	14,019	4,993	—	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	5,111	615	6,901	69	7,585	5,601	1,984	—	1970	2/76	40
Thruway, Winston-Salem, NC	7,848	31,346	7,692	29,867	1,635	39,194	21,721	17,473	—	1955 & 1965	5/72, 8/16	40
Village Center, Centreville, VA	16,502	3,486	7,851	12,137	—	19,988	8,866	11,122	24,460	1990	8/93	40
Westview Village, Frederick, MD	6,047	25,754	6,047	25,725	29	31,801	12,949	18,852	—	2009	11/07 , 02/15	50
White Oak, Silver Spring, MD	6,277	7,110	4,649	8,512	226	13,387	6,821	6,566	19,031	1958 & 1967	1/72	40
Other Buildings / Improvements	—	182	—	182		182	178	4	—
Total Shopping Centers	835,537	501,528	420,132	903,264	13,669	1,337,065	480,348	856,717	584,145
Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	37,762	3,756	55,385	80	59,221	43,412	15,809	21,611	1984, 1986,1990, 1998 & 2000	12/84, 8/85, 2/86, 4/98 & 10/2000	35 & 40
Clarendon Center, Arlington, VA (1)	12,753	188,640	16,287	184,486	620	201,393	65,111	136,282	81,693	2010	7/73, 1/96 & 4/02	50
Park Van Ness, Washington, DC	2,242	91,960	2,242	91,775	185	94,202	20,370	73,832	60,874	2016	7/73, 2/11	50
601 Pennsylvania Ave., Washington, DC	5,479	71,722	5,667	71,041	493	77,201	60,634	16,567	—	1986	7/73	35
The Waycroft, Arlington, VA	52,067	228,794	53,618	227,243	—	280,861	25,188	255,673	149,078	2020	8/14, 12/14, 9/15, 8/16	50
Washington Square, Alexandria, VA	2,034	60,801	544	61,829	462	62,835	34,407	28,428	50,249	1952 & 2000	7/73	50
Total Mixed-Use Properties	96,034	679,679	82,114	691,759	1,840	775,713	249,122	526,591	363,505

Development Land
Ashland Square Phase II, Manassas, VA	5,292	3,448	7,049	—	1,691	8,740	—	8,740	—		12/04
New Market, New Market, MD	2,088	146	2,234	—	—	2,234	—	2,234	—		9/05
Hampden House, Bethesda, MD	39,641	102,599	—	—	142,240	142,240	—	142,240	7,726		10/18, 12/18
Twinbrook, Rockville, MD	110,021	245,092	—	—	355,113	355,113	—	355,113	74,909		12/14, 03/21
Total Development Land	157,042	351,285	9,283	—	499,044	508,327	—	508,327	82,635
Total	$1,088,613	$1,532,492	$511,529	$1,595,023	$514,553	$2,621,105	$729,470	$1,891,635	$1,030,285

(1)Includes the North and South Blocks and Residential
(2)Amounts do not include deferred debt and therefore will not match the Consolidated Balance Sheet

Schedule III
SAUL CENTERS, INC.
Real Estate and Accumulated Depreciation
December 31, 2023

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
of the improvements
The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.59 billion at December 31, 2023. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.
The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2023 are summarized as follows:

(In thousands)	2023	2022	2021
Total real estate investments:
Balance, beginning of year	$2,408,136	$2,284,126	$2,124,796
Acquisitions	—	—	108,279
Improvements	216,154	130,300	54,177
Retirements	(3,185)	(6,290)	(3,126)
Balance, end of year	$2,621,105	$2,408,136	$2,284,126
Total accumulated depreciation:
Balance, beginning of year	$688,475	$650,113	$607,706
Depreciation expense	44,163	44,636	45,487
Retirements	(3,168)	(6,274)	(3,080)
Balance, end of year	$729,470	$688,475	$650,113