Form 10-Q
period 2024-03-31
SAUL CENTERS, INC.
filed 2024-05-02
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
        ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of April 29, 2024: 23,981,695.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Assets
Real estate investments
Land	$511,529	$511,529
Buildings and equipment	1,599,887	1,595,023
Construction in progress	557,711	514,553
	2,669,127	2,621,105
Accumulated depreciation	(739,406)	(729,470)
Total real estate investments, net	1,929,721	1,891,635
Cash and cash equivalents	7,079	8,407
Accounts receivable and accrued income, net	53,814	56,032
Deferred leasing costs, net	23,931	23,728
Other assets	15,761	14,335
Total assets	$2,030,306	$1,994,137
Liabilities
Mortgage notes payable, net	$927,256	$935,451
Revolving credit facility payable, net	272,909	274,715
Term loan facility payable, net	99,568	99,530
Construction loans payable, net	108,917	77,305
Accounts payable, accrued expenses and other liabilities	62,988	57,022
Deferred income	21,610	22,748
Dividends and distributions payable	23,127	22,937
Total liabilities	1,516,375	1,489,708
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,099,077 and 24,082,887 shares issued and outstanding, respectively	241	241
Additional paid-in capital	450,781	449,959
Distributions in excess of accumulated earnings	(292,213)	(288,825)
Accumulated other comprehensive income	3,278	2,014
Total Saul Centers, Inc. equity	347,087	348,389
Noncontrolling interests	166,844	156,040
Total equity	513,931	504,429
Total liabilities and equity	$2,030,306	$1,994,137
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2024	2023
Revenue
Rental revenue	$65,299	$61,829
Other	1,393	1,220
Total revenue	66,692	63,049
Expenses
Property operating expenses	10,545	8,785
Real estate taxes	7,623	7,495
Interest expense, net and amortization of deferred debt costs	12,448	11,821
Depreciation and amortization of deferred leasing costs	12,029	12,017
General and administrative	5,784	5,268
Total expenses	48,429	45,386
Net Income	18,263	17,663
Noncontrolling interests
Income attributable to noncontrolling interests	(4,633)	(4,161)
Net income attributable to Saul Centers, Inc.	13,630	13,502
Preferred stock dividends	(2,798)	(2,798)
Net income available to common stockholders	$10,832	$10,704
Per share net income available to common stockholders
Basic and diluted	$0.45	$0.45
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net income	$18,263	$17,663
Other comprehensive income
Change in unrealized gain on cash flow hedge	1,804	(2,014)
Total comprehensive income	20,067	15,649
Comprehensive income attributable to noncontrolling interests	(5,173)	(3,597)
Total comprehensive income attributable to Saul Centers, Inc.	14,894	12,052
Preferred stock dividends	(2,798)	(2,798)
Total comprehensive income available to common stockholders	$12,096	$9,254
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2024	$185,000	$241	$449,959	$—	$(288,825)	$2,014	$348,389	$156,040	$504,429
Issuance of shares of common stock:
16,007 shares pursuant to dividend reinvestment plan	—	—	603	—	—	—	603	—	603
183 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	219	—	—	—	219	—	219
Issuance of 306,512 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	11,741	11,741
Net income	—	—	—	—	13,630	—	13,630	4,633	18,263
Change in unrealized gain/loss on cash flow hedge	—	—	—	—	—	1,264	1,264	540	1,804
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,220)	—	(14,220)	(6,110)	(20,330)
Balance, March 31, 2024	$185,000	$241	$450,781	$—	$(292,213)	$3,278	$347,087	$166,844	$513,931

Balance, January 1, 2023	$185,000	$240	$446,301	$39,650	$(273,559)	$2,852	$400,484	$121,318	$521,802
Issuance of shares of common stock:
13,227 shares pursuant to dividend reinvestment plan	—	—	543	—	—	—	543	—	543
699 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	290	—	—	—	290	—	290
Net income	—	—	—	—	13,502	—	13,502	4,161	17,663
Change in unrealized loss on cash flow hedge	—	—	—		—	(1,450)	(1,450)	(564)	(2,014)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,165)	—	(14,165)	(5,486)	(19,651)
Balance, March 31, 2023	$185,000	$240	$447,134	$39,650	$(277,020)	$1,402	$396,406	$119,429	$515,835

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$18,263	$17,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	12,029	12,017
Amortization of deferred debt costs	564	559
Non-cash compensation costs of stock and option grants	219	290
Credit losses (recoveries) on operating lease receivables, net	342	(96)
Decrease in accounts receivable and accrued income	1,876	3,805
Additions to deferred leasing costs	(1,262)	(1,519)
Decrease in other assets	377	1,083
Increase in accounts payable, accrued expenses and other liabilities	2,558	2,495
Decrease in deferred income	(1,138)	(199)
Net cash provided by operating activities	33,828	36,098
Cash flows from investing activities:
Additions to real estate investments	(5,832)	(5,019)
Additions to development and redevelopment projects	(39,737)	(38,137)
Net cash used in investing activities	(45,569)	(43,156)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	15,300
Repayments on mortgage notes payable	(8,527)	(17,419)
Proceeds from revolving credit facility	27,000	41,000
Repayments on revolving credit facility	(29,000)	(11,000)
Proceeds from construction loans payable	31,533	—
Additions to deferred debt costs	—	(378)
Proceeds from the issuance of:
Common stock	603	543
Partnership units	11,741	—
Distributions to:
Series D preferred stockholders	(1,149)	(1,148)
Series E preferred stockholders	(1,650)	(1,650)
Common stockholders	(14,208)	(14,171)
Noncontrolling interests	(5,930)	(5,486)
Net cash provided by financing activities	10,413	5,591
Net decrease in cash and cash equivalents	(1,328)	(1,467)
Cash and cash equivalents, beginning of period	8,407	13,279
Cash and cash equivalents, end of period	$7,079	$11,812
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,960	$11,002
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$34,573	$29,323

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
As of March 31, 2024, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) land and development properties.
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. The Shopping Centers, a majority of which are anchored by one or more major tenants and 34 of which are anchored by a grocery store, offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 4.9% of the Company's total revenue for the three months ended March 31, 2024. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the three months ended March 31, 2024.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of March 31, 2024 and December 31, 2023, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity (“VIE”) because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the rights to absorb 69.8% of its net income. Because the Operating Partnership is consolidated into the financial statements of the Company, classification of it as a VIE has no impact on the consolidated financial statements of the Company.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023, which are included in its Annual Report on Form 10-K. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those instructions. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Notes to Consolidated Financial Statements (Unaudited)

2.     Summary of Significant Accounting Policies
Our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 have not changed significantly in number or composition.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectability and, upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. Evaluating and estimating uncollectable lease payments and related receivables requires significant judgement by management and is based on the best information available to management at the time of evaluation.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures” (“ASU 2023-07”). ASU 2023-07 enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker, extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. The amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Retrospective adoption to all periods presented is required. The Company does not expect the adoption ASU 2023-07 will impact our consolidated financial statements and we are evaluating the impact it will have on our related disclosures.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used as of and for the three months ended March 31, 2024.

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
Construction in progress as of March 31, 2024 and December 31, 2023, is composed of the following:

(In thousands)	March 31, 2024	December 31, 2023
Twinbrook Quarter (1)	$378,793	$355,113
Hampden House (2)	163,903	142,240
Other	15,015	17,200
Total	$557,711	$514,553
(1) Includes capitalized interest of $29.1 million and $25.5 million, as of March 31, 2024 and December 31, 2023, respectively.
(2) Includes capitalized interest of $15.7 million and $14.1 million, as of March 31, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Leases
We lease Shopping Centers and Mixed-Use Properties to lessees in exchange for monthly rental payments and, where applicable, reimbursement for property taxes, insurance, and certain property operating expenses. Our leases have been determined to be operating leases and generally range in term from one to 15 years.
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
An operating lease right of use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right of use asset and corresponding lease liability totaled $2.3 million and $2.4 million, respectively, at March 31, 2024.
Deferred Leasing Costs
Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are incremental costs paid to third-party brokers and lease commissions paid to certain employees when obtaining a lease that would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $23.9 million and $23.7 million, net of accumulated amortization of $54.2 million and $53.7 million, as of March 31, 2024 and December 31, 2023, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled $1.0 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.
Real Estate Investment Properties
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $11.0 million and $11.0 million for the three months ended March 31, 2024 and 2023, respectively. Repairs and maintenance expense totaled $5.0 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
The Company did not recognize an impairment loss on any of its real estate during the three months ended March 31, 2024 or 2023.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of March 31, 2024, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members, (collectively, the “Saul Organization”) held an aggregate 28.8% limited partnership interest in the Operating Partnership represented by approximately 9.9 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company’s Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers, excluding shares credited to directors' deferred fee accounts (See Note 8). As of March 31, 2024, approximately 659,000 units could be converted into shares of Saul Centers common stock.

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2024, a third party investor holds a 1.4% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers’ common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers’ common stock.
The impact of the aggregate 30.2% limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended March 31, 2024 and 2023, was approximately 34.4 million and 34.0 million, respectively.

5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs
At March 31, 2024, the Company had a $525.0 million senior unsecured credit facility (the “Credit Facility”) comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, and may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027. Interest accrues at the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of March 31, 2024, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On March 31, 2024, based on the value of the Company’s unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $127.6 million was available and undrawn under the Credit Facility and $374.0 million was outstanding.
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
As of March 31, 2024, the fair value of the interest-rate swaps totaled approximately $4.5 million, which is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
During the second quarter of 2023, the Company commenced drawing on its $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of March 31, 2024, the balance of the loan was $90.3 million, net of unamortized deferred debt costs.
During the fourth quarter of 2023, the Company commenced drawing on its $133.0 million loan related to the Hampden House development project. As of March 31, 2024, the balance of the loan was $18.6 million, net of unamortized deferred debt costs.
Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. The Operating Partnership is the guarantor of (a) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands pad (totaling $27.1 million at March 31, 2024), (b) a portion of The Waycroft mortgage (approximately $23.6 million of the $148.1 million outstanding balance at March 31, 2024, (c) the Ashbrook Marketplace mortgage (totaling $20.1 million at March 31, 2024), and (d) a portion of the Avenel Business Park mortgage (approximately $6.3 million of the $21.3 million outstanding balance at March 31, 2024).
The Company provides a repayment guaranty of 100% of the loan secured by Twinbrook Quarter during construction and lease-up. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of March 31, 2024, the loan balance and the amount guaranteed were $92.8 million. The Company also provides the lender with a 100% construction completion guaranty.
The Company provides a limited repayment guaranty of $26.6 million during construction and lease-up for the loan secured by Hampden House. Such guaranty is expected to be reduced in the future as the development achieves certain metrics.

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2024, the loan balance and the amount guaranteed was $21.4 million. The Company also provides the lender with a 100% construction completion guaranty.
All other notes payable are non-recourse.
The principal amount of the Company’s outstanding debt totaled approximately $1.43 billion at March 31, 2024, of which approximately $1.15 billion was fixed-rate debt and approximately $274.0 million was unhedged variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.56 billion as of March 31, 2024.
At December 31, 2023, the principal amount of the Company’s outstanding debt totaled approximately $1.41 billion, of which $1.13 billion was fixed rate debt and $276.0 million was unhedged variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.52 billion as of December 31, 2023.
At March 31, 2024, the future principal payments of debt, including scheduled maturities and amortization, for years ending December 31, were as follows:

(In thousands)	Principal Payments
April 1 through December 31, 2024	$75,457
2025	326,086	(a)
2026	163,051
2027	126,589	(b)
2028	44,770
2029	52,627
Thereafter	638,711
Principal amount	1,427,291
Unamortized deferred debt costs	18,641
Net	$1,408,650

(a) Includes $274.0 million outstanding under the Credit Facility.
(b) Includes $100.0 million outstanding under the Credit Facility.
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaling $18.6 million and $19.3 million, net of accumulated amortization of $11.3 million and $10.6 million, at March 31, 2024 and December 31, 2023, respectively, are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
Interest expense, net and amortization of deferred debt costs for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Interest incurred	$18,084	$15,513
Amortization of deferred debt costs	564	559
Capitalized interest	(6,168)	(4,142)
Interest expense	12,480	11,930
Less: Interest income	32	109
Interest expense, net and amortization of deferred debt costs	$12,448	$11,821

Notes to Consolidated Financial Statements (Unaudited)

6.    Equity
The consolidated statements of operations for the three months ended March 31, 2024 and 2023, reflect noncontrolling interests of $4.6 million and $4.2 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.
At March 31, 2024, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the “Series D Stock”). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends up to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At March 31, 2024, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends up to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

	Average Shares/Options Outstanding
	Three Months Ended March 31,
(In thousands)	2024	2023
Weighted average common stock outstanding-Basic	24,094	24,026
Effect of dilutive options	3	—
Weighted average common stock outstanding-Diluted	24,097	24,026
Non-dilutive options	1,365	1,768
Years non-dilutive options were issued	2014 through 2022	2013 through 2022

Notes to Consolidated Financial Statements (Unaudited)

7.     Related Party Transactions
The Chairman and Chief Executive Officer, the President and Chief Operating Officer, the Executive Vice President-Chief Legal and Administrative Officer and the Executive Vice President-Chief Accounting Officer and Treasurer of the Company are also officers of various members of the Saul Organization and their management time is shared with the Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board, with the exception of the Executive Vice President-Chief Accounting Officer and Treasurer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $118,000 and $111,800 for the three months ended March 31, 2024 and 2023, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2024 and 2023, the Company credited to employee accounts $49,300 and $63,000, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $3.2 million and $3.3 million, at March 31, 2024 and December 31, 2023, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company and the Saul Organization are parties to a shared services agreement (the “Agreement”) that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2024 and 2023, which included rental expense for the Company’s headquarters sublease, totaled approximately $3.0 million and $2.7 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, accounts payable, accrued expenses and other liabilities included approximately $0.9 million and $1.1 million, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $216,200 and $219,400 for the three months ended March 31, 2024 and 2023, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $82,000 and $222,100 for the three months ended March 31, 2024 and 2023, respectively.

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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the three months ended March 31, 2024, 1,991 shares were credited to director’s deferred fee accounts and 7,970 shares were issued. As of March 31, 2024, the director's deferred fee accounts comprise 117,382 shares.
During the three months ended March 31, 2024, stock option expense totaling $0.2 million was included in general and administrative expense in the Consolidated Statement of Operations. As of March 31, 2024, the estimated future expense related to unvested stock options was $1.7 million.
The table below summarizes the option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,820,000	$49.41	$1,197,380
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	(240,625)	52.41	—
Outstanding at March 31	1,579,375	48.95	1,008,150
Exercisable at March 31	997,375	52.15	141,000
The intrinsic value of stock options outstanding or exercisable measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. There were no options exercised during the three months ended March 31, 2024 and March 31, 2023. At March 28, 2024, the final trading day of the 2024 first quarter, the closing share price of $38.49 was lower than the exercise price of 1.4 million outstanding options granted in 2014 through 2022. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 5.3 years and 3.9 years, respectively.

Notes to Consolidated Financial Statements (Unaudited)

9.     Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, would be approximately $947.8 million and $957.9 million, respectively, compared to the principal balance of $1.15 billion and $1.13 billion at March 31, 2024 and December 31, 2023, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

10.     Derivatives and Hedging Activities
The Company’s objectives in using interest rate derivatives are to mitigate the volatility of interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses floating-to-fixed interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The change in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $2.0 million will be reclassified from other comprehensive income and reflected as a decrease to interest expense.
The Company carries its interest-rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models that contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. As of March 31, 2024, the fair value of the interest-rate swaps was approximately $4.5 million and is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
The table below details the fair value and location of the interest rate swaps as of March 31, 2024 and December 31, 2023.

(In thousands)	Fair Values of Derivative Instruments
	March 31, 2024		December 31, 2023
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$4,546	Other Assets	$2,742

Notes to Consolidated Financial Statements (Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2024 and 2023.

(In thousands)	The Effect of Hedge Accounting on Other Comprehensive Income (OCI)
	Three Months Ended March 31,
	2024	2023
Amount of gain (loss) recognized in OCI	$2,411	$(1,618)
Location of gain (loss) reclassified from OCI into income	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs
Amount of (gain) loss reclassified from OCI into income	$(608)	$(396)

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

Notes to Consolidated Financial Statements (Unaudited)

12.    Business Segments
The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income and cash flows from real estate of the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a variety of tenants, the types of services provided to them are similar within each segment. The properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2024 presentation.

Financial Information By Segment
(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three Months Ended March 31, 2024
Real estate rental operations:
Revenue	$46,932	$19,760	$—	$66,692
Expenses	(10,963)	(7,205)	—	(18,168)
Income from real estate	35,969	12,555	—	48,524
Interest expense, net and amortization of deferred debt costs	—	—	(12,448)	(12,448)
Depreciation and amortization of deferred leasing costs	(7,074)	(4,955)	—	(12,029)
General and administrative	—	—	(5,784)	(5,784)
Net income (loss)	$28,895	$7,600	$(18,232)	$18,263
Capital investment	$4,141	$41,428	$—	$45,569
Total assets	$910,897	$1,101,586	$17,823	$2,030,306

Three Months Ended March 31, 2023
Real estate rental operations:
Revenue	$44,225	$18,824	$—	$63,049
Expenses	(9,260)	(7,020)	—	(16,280)
Income from real estate	34,965	11,804	—	46,769
Interest expense, net and amortization of deferred debt costs	—	—	(11,821)	(11,821)
Depreciation and amortization of deferred leasing costs	(7,128)	(4,889)	—	(12,017)
General and administrative	—	—	(5,268)	(5,268)
Net income (loss)	$27,837	$6,915	$(17,089)	$17,663
Capital investment	$1,667	$41,489	$—	$43,156
Total assets	$716,710	$1,133,155	$18,140	$1,868,005

13. Subsequent Events
The Company has reviewed all events and transactions for the period subsequent to March 31, 2024, and determined there are no subsequent events required to be disclosed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2023. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.
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

Additional information related to these risks and uncertainties are included in “Risk Factors” (Part I, Item 1A of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part I, Item 2 of this Form 10-Q).

General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2024.
Overview
The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-oriented, residential mixed-use projects and expansion of and additions to its grocery-anchored shopping centers in the Washington, DC metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the development of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. Including Twinbrook Quarter and Hampden House, the Company has a pipeline of entitled sites in its portfolio, some of which are currently Shopping Centers, for development of up to 3,700 apartment units and 975,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority red line Metro stations in Montgomery County, Maryland.
The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as supermarkets and drug stores. The Company has executed leases or leases under negotiation for four more pad sites.
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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area had remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion and closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 94.6% at March 31, 2024, from 93.9% at March 31, 2023.
The Company maintains a ratio of total debt to total estimated asset market value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of March 31, 2024, including the $100.0 million hedged variable-rate debt, total fixed-rate debt with staggered maturities from 2024 to 2041 represented approximately 80.8% of the Company’s notes payable, thus mitigating refinancing risk. The Company’s unhedged variable-rate debt consists of $274.0 million outstanding under the Credit Facility. The relatively low amount of variable-rate debt limits our exposure to near-term interest rate fluctuations. Our current development projects are partially funded with long-term, fixed-rate construction-to-permanent debt, which is included in our total fixed-rate debt mentioned above, which also mitigates our exposure to interest-rate fluctuations and refinance risk. Including fixed and variable rate debt, the Company’s outstanding debt totaled approximately $1.43 billion with a weighted average remaining term of 7.3 years as of March 31, 2024. As of March 31, 2024, the Company has availability of approximately $127.6 million under its Credit Facility.
Recent Developments
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, 452 apartment units and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. Of the expected $331.5 million total cost, $283.1 million has been invested to date. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. During the second quarter of 2023, the Company commenced drawing on the loan and, as of March 31, 2024, the outstanding balance of the loan was $90.3 million, net of unamortized deferred debt costs. Sitework and ground floor retail façade work continues around all four sides of the building. Apartment unit construction is in process on levels two through 12 and work is in process on the lobbies and interior amenity spaces. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $246.4 million, of which $153.0 million has been invested to date. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. During the fourth quarter of 2023, the Company commenced drawing on the loan and, as of March 31, 2024, the outstanding balance of the loan was $18.6 million, net of unamortized deferred debt costs. Above grade construction of the structure is nearing completion and has topped out at the roof level. Exterior sheathing and window installation have begun. Interior framing and installation of mechanical, electrical and plumbing infrastructure is underway. Construction is expected to be completed in late 2025.
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
Real Estate Investments
Real estate investment properties are stated at historic cost less depreciation. Although the Company intends to own its real estate investment properties over a long term, from time to time it will evaluate its market position, market conditions, and other factors and may elect to sell properties that do not conform to the Company’s investment profile. Management believes that the Company’s real estate assets have generally appreciated in value since their acquisition or development and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company’s liabilities as reported in the financial statements. Because the financial statements are prepared in conformity with GAAP, they do not report the current fair market value of the Company’s real estate investment properties.
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

Results of Operations
Three months ended March 31, 2024 (the “2024 Quarter”) compared to the three months ended March 31, 2023 (the “2023 Quarter”)
Net income for the 2024 Quarter increased to $18.3 million from $17.7 million for the 2023 Quarter. Significant changes in revenue and expenses are discussed below.
Revenue

	Three Months Ended March 31,		2023 to 2024 Change
(Dollars in thousands)	2024	2023	Amount	Percent
Base rent	$53,098	$51,448	$1,650	3.2%
Expense recoveries	10,566	8,912	1,654	18.6%
Percentage rent	878	903	(25)	(2.8)%
Other property revenue	1,099	470	629	133.8%
Credit (losses) recoveries on operating lease receivables, net	(342)	96	(438)	NM
Rental revenue	65,299	61,829	3,470	5.6%
Other revenue	1,393	1,220	173	14.2%
Total revenue	$66,692	$63,049	$3,643	5.8%
NM = Not Meaningful
Base rent includes $13,500 and $(322,100) for the 2024 Quarter and 2023 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $244,600 and $316,100, for the 2024 Quarter and 2023 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 5.8% in the 2024 Quarter compared to the 2023 Quarter, as described below.
Base rent. The $1.7 million increase in base rent in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to (a) higher commercial base rent of $1.4 million and (b) higher residential base rent of $0.3 million.
Expense recoveries. The $1.7 million increase in expense recoveries in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to an increase in recoverable property operating expenses.
Other property revenue. The $0.6 million increase in other revenue in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to insurance proceeds relating to lost rents because of a tenant that temporarily closed its operations.
Other revenue. The $0.2 million increase in other revenue in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to higher lease termination fees.

Expenses

	Three Months Ended March 31,		2023 to 2024 Change
(Dollars in thousands)	2024	2023	Amount	Percent
Property operating expenses	$10,545	$8,785	$1,760	20.0%
Real estate taxes	7,623	7,495	128	1.7%
Interest expense, net and amortization of deferred debt costs	12,448	11,821	627	5.3%
Depreciation and amortization of deferred leasing costs	12,029	12,017	12	0.1%
General and administrative	5,784	5,268	516	9.8%
Total expenses	$48,429	$45,386	$3,043	6.7%
Total expenses increased 6.7% in the 2024 Quarter compared to the 2023 Quarter, as described below.
Property operating expenses. The $1.8 million increase in property operating expenses in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to higher repairs and maintenance expenses across the portfolio of $1.7 million, of which approximately $1.3 million is an increase in snow removal costs.

Interest expense, net and amortization of deferred debt costs. The $0.6 million increase in interest expense, net and amortization of deferred debt costs in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to (a) higher interest incurred as a result of higher average outstanding debt of $2.1 million and (b) higher interest incurred as a result of higher weighted average interest rates of $0.5 million, partially offset by (c) higher capitalization of interest of $2.0 million related to Twinbrook Quarter Phase I and Hampden House.
General and Administrative. General and administrative expenses increased 9.8% in the 2024 Quarter compared to the 2023 Quarter primarily due to (a) higher consulting fees of $0.2 million, (b) higher employment costs of $0.1 million, and (c) higher legal fees of $0.1 million.
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
Same property revenue

(in thousands)	Three Months Ended March 31,
	2024	2023
Total revenue	$66,692	$63,049
Less: Acquisitions, dispositions and development properties	—	—
Total same property revenue	$66,692	$63,049

Shopping Centers	$46,932	$44,225
Mixed-Use properties	19,760	18,824
Total same property revenue	$66,692	$63,049

Total Shopping Center revenue	$46,932	$44,225
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center revenue	$46,932	$44,225

Total Mixed-Use property revenue	$19,760	$18,824
Less: Mixed-Use acquisitions, dispositions and development properties	—	—
Total same Mixed-Use revenue	$19,760	$18,824
The $3.6 million increase in same property revenue for the 2024 Quarter compared to the 2023 Quarter was primarily due to (a) higher expense recoveries of $1.7 million, (b) higher commercial base rent of $1.4 million and (c) higher residential base rent of $0.3 million.
Mixed-Use same property revenue is composed of the following:

	Three Months Ended March 31,
(In thousands)	2024	2023
Office mixed-use properties (1)	$9,753	$9,145
Residential mixed-use properties (residential activity) (2)	8,838	8,532
Residential mixed-use properties (retail activity) (3)	1,169	1,147
Total Mixed-Use same property revenue	$19,760	$18,824
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness

Same property operating income

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income	$18,263	$17,663
Add: Interest expense, net and amortization of deferred debt costs	12,448	11,821
Add: Depreciation and amortization of deferred leasing costs	12,029	12,017
Add: General and administrative	5,784	5,268
Property operating income	48,524	46,769
Less: Acquisitions, dispositions and development properties	—	—
Total same property operating income	$48,524	$46,769

Shopping Centers	$35,969	$34,965
Mixed-Use properties	12,555	11,804
Total same property operating income	$48,524	$46,769

Shopping Center operating income	$35,969	$34,965
Less: Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center operating income	$35,969	$34,965

Mixed-Use property operating income	$12,555	$11,804
Less: Mixed-Use acquisitions, dispositions and development properties	—	—
Total same Mixed-Use property operating income	$12,555	$11,804
Same property operating income increased $1.8 million, or 3.8%, for the 2024 Quarter compared to the 2023 Quarter.
Shopping Center same property operating income for the 2024 Quarter totaled $36.0 million, a $1.0 million increase from the 2023 Quarter. Shopping Center same property operating income increased primarily due to higher base rent of $1.0 million. Mixed-Use same property operating income totaled $12.6 million, a $0.8 million increase from the 2023 Quarter. Mixed-Use same property operating income increased primarily due to (a) higher commercial base rent of $0.4 million and (b) residential base rent of $0.3 million.
Mixed-Use same property operating income is composed of the following:

	Three Months Ended March 31,
(In thousands)	2024	2023
Office mixed-use properties (1)	$6,221	$5,708
Residential mixed-use properties (residential activity) (2)	5,472	5,289
Residential mixed-use properties (retail activity) (3)	862	807
Total Mixed-Use same property operating income	$12,555	$11,804
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness

Liquidity and Capital Resources
Cash and cash equivalents totaled $7.1 million and $11.8 million at March 31, 2024 and 2023, respectively. The Company maintains cash balances at various financial institutions and, from time to time, those balances may exceed federally insured limits. The Company has not experienced any losses on such deposits and actively monitors its banking relationships to mitigate its exposure to significant credit risk on those deposits. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$33,828	$36,098
Net cash used in investing activities	(45,569)	(43,156)
Net cash provided by financing activities	10,413	5,591
Net decrease in cash and cash equivalents	$(1,328)	$(1,467)
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $2.4 million increase in cash used in investing activities is primarily due to (a) increased development expenditures of $1.6 million and (b) increased additions to real estate investments throughout the portfolio of $0.8 million.
Financing Activities
Net cash provided by financing activities represents (a) cash used to repay and curtail loans, redeem preferred stock and pay dividends and distributions to holders of common stock, preferred stock and limited partnership units minus (b) cash received from loan proceeds and issuance of common stock, preferred stock and limited partnership units. See note 5 to the consolidated financial statements for a discussion of financing activity.

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
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, 452 apartment units and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. Of the expected $331.5 million total cost, $283.1 million has been invested to date. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. During the second quarter of 2023, the Company commenced drawing on the loan and, as of March 31, 2024, the outstanding balance of the loan was $90.3 million, net of unamortized deferred debt costs. Sitework and ground floor retail façade work continues around all four sides of the building. Apartment unit construction is in process on levels two through 12 and work is in process on the lobbies and interior amenity spaces. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $246.4 million, of which $153.0 million has been invested to date. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. During the fourth quarter of 2023, the Company commenced drawing on the loan and, as of March 31, 2024, the outstanding balance of the loan was $18.6 million, net of unamortized deferred debt costs. Above grade construction of the structure is nearing completion and has topped out at the roof level. Exterior sheathing and window installation have begun. Interior framing and installation of mechanical, electrical and plumbing infrastructure is underway. Construction is expected to be completed in late 2025.
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
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 14,199 and 11,579 shares pursuant to the DRIP at a weighted average discounted price of $37.71 and $41.06 per share, during the three months ended March 31, 2024 and 2023, respectively. The Company issued 306,512 limited partnership units pursuant to the DRIP at a weighted average price of $38.30 per unit during the three months ended March 31, 2024. The Company did not issue any limited partnership units pursuant to the DRIP during the three months ended March 31, 2023. The Company also credited 1,808 and 1,648 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $37.71 and $41.06 per share, during the three months ended March 31, 2024 and 2023, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total estimated asset market value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to each property's aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2024.
The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board may, from time to time, reevaluate the Company’s debt/capitalization strategy in light of current economic conditions, relative costs of capital, market values of the Company’s property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board then deems relevant. The Board may modify the Company’s debt/capitalization policy based on such a reevaluation without shareholder approval and consequently, may increase or decrease the Company’s debt to total estimated asset market value ratio above or below 50% or may waive the policy for certain periods of time. Whenever management determines the financing environment is favorable, the Company may opportunistically refinance or renegotiate the terms of certain of its outstanding debt in order to achieve longer maturities and/or more favorable loan terms.
At March 31, 2024, the Company had a $525.0 million Credit Facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, and may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027.

Interest accrues at a rate of SOFR plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of March 31, 2024, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On March 31, 2024, based on the value of the Company’s unencumbered properties, approximately $127.6 million was available under the Credit Facility and $374.0 million was outstanding.
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
As of March 31, 2024, the Company was in compliance with all such covenants. See note 5 to the consolidated financial statements for a discussion of all financing activity.
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
During the second quarter of 2023, the Company commenced drawing on its $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of March 31, 2024, the balance of the loan was $90.3 million, net of unamortized deferred debt costs.
During the fourth quarter of 2023, the Company commenced drawing on its $133.0 million loan related to the Hampden House development project. As of March 31, 2024, the balance of the loan was $18.6 million, net of unamortized deferred debt costs.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2024 Quarter totaled $27.5 million, an increase of 2.3% compared to the 2023 Quarter. FFO available to common stockholders and noncontrolling interests increased primarily due to (a) higher commercial base rent of $1.4 million and (b) higher residential base rent of $0.3 million, partially offset by (c) higher interest expense, net and amortization of deferred debt costs of $0.6 million and (d) higher general and administrative costs of $0.5 million.
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2024	2023
Net income	$18,263	$17,663
Add:
Real estate depreciation and amortization	12,029	12,017
FFO	30,292	29,680
Subtract:
Preferred stock dividends	(2,798)	(2,798)
FFO available to common stockholders and noncontrolling interests	$27,494	$26,882
Weighted average shares and units:
Basic	34,348	33,323
Diluted (2)	34,352	34,031
Basic FFO per share available to common stockholders and noncontrolling interests	$0.80	$0.81
Diluted FFO per share available to common stockholders and noncontrolling interests	$0.80	$0.79

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

	Average Commercial Rents per Square Foot
	Three Months Ended March 31,		2023 to 2024 Change
	2024	2023	Amount	Percent
Base rent	$21.08	$20.65	$0.43	2.08%
Effective rent	$19.50	$19.08	$0.42	2.20%

The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2024	50	7	7,878,088	1,136,885	95.6%	87.1%
March 31, 2023	50	7	7,876,330	1,136,885	95.2%	84.6%
As of March 31, 2024, 94.6% of the Commercial portfolio was leased, compared to 93.9% as of March 31, 2023. On a same property basis, 94.6% of the Commercial portfolio was leased as of March 31, 2024 compared to 93.9% as of March 31, 2023. Included in the 94.6% of space leased as of March 31, 2024, is approximately 181,310 square feet of space, representing 2.0% of total Commercial square footage, that has not yet been occupied by the respective tenants. Collectively, these leases are expected to produce approximately $4.8 million of additional annualized base rent, an average of $26.55 per square foot, upon tenant occupancy and following any contractual rent concessions.
The Mixed-Use Commercial leasing percentage is composed of Commercial leases at office mixed-use properties and residential mixed-use properties. The leasing percentage at office mixed-use properties increased to 86.5% as of March 31, 2024 from 84.1% as of March 31, 2023. The retail leasing percentage at residential mixed-use properties increased to 97.0% as of March 31, 2024 from 91.2% as of March 31, 2023.
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

Commercial Property Leasing Activity					Average Base Rent per Square Foot
Three Months Ended March 31,	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2024	234,443	17,697	67	4	$26.57	$28.21	$23.67	$24.29
2023	366,354	76,180	85	9	20.84	31.30	19.41	33.66
Additional information about the leasing activity during the three months ended March 31, 2024 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company’s ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	24	—	47
Square feet	78,234	—	173,906
Per square foot average annualized:
Base rent	$29.85	$—	$25.26
Tenant improvements	(4.27)	—	(0.10)
Leasing costs	(0.93)	—	—
Rent concessions	(0.47)	—	(0.11)
Effective rents	$24.18	$—	$25.05

As of December 31, 2023, 713,271 square feet of Commercial space was subject to leases scheduled to expire in 2024. Of those leases, as of March 31, 2024, leases representing 561,273 square feet of Commercial space (a) are on a month-to-month basis or (b) have not yet renewed and are scheduled to expire over the next nine months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Commercial Property Leases	Total
Square feet	561,273
Average base rent per square foot	$22.10
Estimated market base rent per square foot	$22.30

As of March 31, 2024, the Residential portfolio was 98.7% leased compared to 98.2% as of March 31, 2023.

Residential Property Leasing Activity		Average Rent per Square Foot
Three Months Ended March 31,	Number of leases	New/Renewed Leases	Expiring Leases
2024	181	$3.65	$3.59
2023	138	3.45	3.38

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
The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of March 31, 2024, the Company had unhedged variable rate indebtedness totaling $274.0 million. If the interest rates on the Company’s unhedged variable rate debt instruments outstanding at March 31, 2024 had been one percentage point higher or lower, annual interest expense relating to these debt instruments would have increased or decreased by $2.7 million based on those balances. As of March 31, 2024, the Company had fixed-rate indebtedness totaling $1.15 billion with a weighted average interest rate of 4.68%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2024 had been one percentage point higher, the fair value of those debt instruments on that date would have decreased by $50.1 million. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2024 had been one percentage point lower, the fair value of those debt instruments on that date would have increased by $54.6 million.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, and its Executive Vice President-Chief Accounting Officer and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer and its Executive Vice President-Chief Accounting Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
During the quarter ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
None
Item 1A.    Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2023 Annual Report of the Company on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 31, 2024 dividend distribution acquired 4,532 shares of common stock at a price of $37.71 per share and 306,512 limited partnership units at an average price of $38.30 per unit. The limited partnership units were sold pursuant to Section 4(a)(2) of the Securities Act of 1933.
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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (“Inline XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

SAUL CENTERS, INC. (Registrant)

Date: May 2, 2024	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: May 2, 2024	/s/ Joel A. Friedman
Joel A. Friedman Executive Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)

Date: May 2, 2024	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)