Form 10-Q
period 2024-06-30
SAUL CENTERS, INC.
filed 2024-08-01
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
        ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of July 30, 2024: 24,136,168.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Assets
Real estate investments
Land	$501,787	$511,529
Buildings and equipment	1,604,330	1,595,023
Construction in progress	615,166	514,553
	2,721,283	2,621,105
Accumulated depreciation	(748,750)	(729,470)
Total real estate investments, net	1,972,533	1,891,635
Cash and cash equivalents	6,863	8,407
Accounts receivable and accrued income, net	53,328	56,032
Deferred leasing costs, net	25,834	23,728
Other assets	13,039	14,335
Total assets	$2,071,597	$1,994,137
Liabilities
Mortgage notes payable, net	$966,132	$935,451
Revolving credit facility payable, net	235,102	274,715
Term loan facility payable, net	99,605	99,530
Construction loans payable, net	141,765	77,305
Accounts payable, accrued expenses and other liabilities	72,317	57,022
Deferred income	20,416	22,748
Dividends and distributions payable	23,240	22,937
Total liabilities	1,558,577	1,489,708
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 50,000,000 and 40,000,000 shares authorized, respectively, 24,256,492 and 24,082,887 shares issued and outstanding, respectively	241	241
Additional paid-in capital	451,845	449,959
Distributions in excess of accumulated earnings	(294,852)	(288,825)
Accumulated other comprehensive income	3,434	2,014
Total Saul Centers, Inc. equity	345,668	348,389
Noncontrolling interests	167,352	156,040
Total equity	513,020	504,429
Total liabilities and equity	$2,071,597	$1,994,137
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Rental revenue	$63,695	$62,002	$128,994	$123,830
Other	3,248	1,707	4,641	2,928
Total revenue	66,943	63,709	133,635	126,758
Expenses
Property operating expenses	9,656	8,997	20,201	17,783
Real estate taxes	7,608	7,453	15,232	14,948
Interest expense, net and amortization of deferred debt costs	12,267	12,278	24,715	24,099
Depreciation and amortization of deferred leasing costs	12,001	12,114	24,030	24,130
General and administrative	6,102	5,678	11,885	10,946
Total expenses	47,634	46,520	96,063	91,906
Gain on disposition of property	181	—	181	—
Net Income	19,490	17,189	37,753	34,852
Noncontrolling interests
Income attributable to noncontrolling interests	(5,042)	(4,027)	(9,675)	(8,188)
Net income attributable to Saul Centers, Inc.	14,448	13,162	28,078	26,664
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
Net income available to common stockholders	$11,649	$10,363	$22,481	$21,067
Per share net income available to common stockholders
Basic and diluted	$0.48	$0.43	$0.93	$0.88
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	19,490	$17,189	37,753	$34,852
Other comprehensive income
Change in unrealized gain on cash flow hedge	224	2,401	2,027	387
Total comprehensive income	19,714	19,590	39,780	35,239
Comprehensive income attributable to noncontrolling interests	(5,110)	(4,699)	(10,283)	(8,296)
Total comprehensive income attributable to Saul Centers, Inc.	14,604	14,891	29,497	26,943
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
Total comprehensive income available to common stockholders	$11,805	$12,092	$23,900	$21,346
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2024	$185,000	$241	$449,959	$—	$(288,825)	$2,014	$348,389	$156,040	$504,429
Issuance of shares of common stock:
16,007 shares pursuant to dividend reinvestment plan	—	—	603	—	—	—	603	—	603
183 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	219	—	—	—	219	—	219
Issuance of 306,512 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	11,741	11,741
Net income	—	—	—	—	13,630	—	13,630	4,633	18,263
Change in unrealized gain/loss on cash flow hedge	—	—	—	—	—	1,264	1,264	540	1,804
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,220)	—	(14,220)	(6,110)	(20,330)
Balance, March 31, 2024	185,000	241	450,781	—	(292,213)	3,278	347,087	166,844	513,931

Issuance of shares of common stock:
17,086 shares pursuant to dividend reinvestment plan	—	—	559	—	—	—	559	—	559
4,375 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	505	—	—	—	505	—	505
Issuance of 43,696 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	1,534	1,534
Net income	—	—	—	—	14,448	—	14,448	5,042	19,490
Change in unrealized gain/loss on cash flow hedge	—	—	—	—	—	156	156	68	224
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,288)	—	(14,288)	(6,136)	(20,424)
Balance, June 30, 2024	$185,000	$241	$451,845	$—	$(294,852)	$3,434	$345,668	$167,352	$513,020

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (continued) (Unaudited)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2023	$185,000	$240	$446,301	$39,650	$(273,559)	$2,852	$400,484	$121,318	$521,802
Issuance of shares of common stock:
13,227 shares pursuant to dividend reinvestment plan	—	—	543	—	—	—	543	—	543
699 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	290	—	—	—	290	—	290
Net income	—	—	—	—	13,502	—	13,502	4,161	17,663
Change in unrealized loss on cash flow hedge	—	—	—		—	(1,450)	(1,450)	(564)	(2,014)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,165)	—	(14,165)	(5,486)	(19,651)
Balance, March 31, 2023	185,000	240	447,134	39,650	(277,020)	1,402	396,406	119,429	515,835

Issuance of shares of common stock:
15,588 shares pursuant to dividend reinvestment plan	—	—	544	—	—	—	544	—	544
3,104 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	553	—	—	—	553	—	553
Net income	—	—	—	—	13,162	—	13,162	4,027	17,189
Change in unrealized loss on cash flow hedge	—	—	—	—	—	1,729	1,729	672	2,401
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,193)	—	(14,193)	(5,486)	(19,679)
Balance, June 30, 2023	$185,000	$240	$448,231	$39,650	$(280,850)	$3,131	$395,402	$118,642	$514,044

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$37,753	$34,852
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property	(181)	—
Depreciation and amortization of deferred leasing costs	24,030	24,130
Amortization of deferred debt costs	1,145	1,122
Non-cash compensation costs of stock and option grants	724	843
Credit losses (recoveries) on operating lease receivables, net	515	(27)
Decrease in accounts receivable and accrued income	2,189	4,401
Additions to deferred leasing costs	(4,174)	(2,486)
Decrease in other assets	3,323	3,315
Increase in accounts payable, accrued expenses and other liabilities	2,967	3,875
Decrease in deferred income	(2,332)	(1,333)
Net cash provided by operating activities	65,959	68,692
Cash flows from investing activities:
Additions to real estate investments	(10,889)	(14,109)
Additions to development and redevelopment projects	(79,486)	(85,257)
Proceeds from disposition of property	181	—
Net cash used in investing activities	(90,194)	(99,366)
Cash flows from financing activities:
Proceeds from mortgage notes payable	100,000	15,300
Repayments on mortgage notes payable	(68,036)	(25,614)
Proceeds from revolving credit facility	51,000	78,000
Repayments on revolving credit facility	(91,000)	(23,000)
Proceeds from construction loans payable	64,302	28,421
Additions to deferred debt costs	(1,947)	(421)
Proceeds from the issuance of:
Common stock	1,162	1,087
Partnership units	13,275	—
Distributions to:
Series D preferred stockholders	(2,297)	(2,297)
Series E preferred stockholders	(3,300)	(3,300)
Common stockholders	(28,428)	(28,336)
Noncontrolling interests	(12,040)	(10,972)
Net cash provided by financing activities	22,691	28,868
Net decrease in cash and cash equivalents	(1,544)	(1,806)
Cash and cash equivalents, beginning of period	8,407	13,279
Cash and cash equivalents, end of period	$6,863	$11,473
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,972	$22,676
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$43,494	$26,364

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
As of June 30, 2024, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) land and development properties.
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. The Shopping Centers, a majority of which are anchored by one or more major tenants and 34 of which are anchored by a grocery store, offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 4.9% of the Company's total revenue for the six months ended June 30, 2024. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the six months ended June 30, 2024.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of June 30, 2024 and December 31, 2023, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures” (“ASU 2023-07”). ASU 2023-07 enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker, extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption to all periods presented is required. The Company does not expect the adoption ASU 2023-07 will impact our consolidated financial statements and we are evaluating the impact it will have on our related disclosures.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used as of and for the six months ended June 30, 2024.

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

Notes to Consolidated Financial Statements (Unaudited)

Construction in progress as of June 30, 2024 and December 31, 2023, is composed of the following:

(In thousands)	June 30, 2024	December 31, 2023
Twinbrook Quarter - Retail/Residential (1)	$292,242	$248,913
Twinbrook Quarter - Other (2)	123,781	106,200
Hampden House (3)	181,877	142,240
Other	17,266	17,200
Total	$615,166	$514,553
(1) Includes capitalized interest of $24.2 million and $18.8 million, as of June 30, 2024 and December 31, 2023, respectively.
(2) Other includes infrastructure and site work necessary to support current and future development phases, and includes capitalized interest of $8.6 million and $6.7 million, as of June 30, 2024 and December 31, 2023, respectively.
(3) Includes capitalized interest of $17.4 million and $14.1 million, as of June 30, 2024 and December 31, 2023, respectively.
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
An operating lease right of use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right of use asset and corresponding lease liability totaled $2.1 million and $2.2 million, respectively, at June 30, 2024.
Deferred Leasing Costs
Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are incremental costs paid to third-party brokers and lease commissions paid to certain employees when obtaining a lease that would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $25.8 million and $23.7 million, net of accumulated amortization of $54.6 million and $53.7 million, as of June 30, 2024 and December 31, 2023, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled $2.1 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.
Real Estate Investment Properties
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $21.9 million and $22.0 million for the six months ended June 30, 2024 and 2023, respectively. Repairs and maintenance expense totaled $9.0 million and $7.1 million for the six months ended June 30, 2024 and 2023, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
The Company did not recognize an impairment loss on any of its real estate during the six months ended June 30, 2024 or 2023.

Notes to Consolidated Financial Statements (Unaudited)

On April 19, 2024, the Company received approximately $0.2 million from the City of Fairfax, Virginia following its taking of 2,543 square feet of land at Boulevard, which is reflected as gain on disposition of property in the Consolidated Statements of Operations.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of June 30, 2024, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members, (collectively, the “Saul Organization”) held an aggregate 28.9% limited partnership interest in the Operating Partnership represented by approximately 9.9 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company’s Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers, excluding shares credited to directors’ deferred fee accounts (See Note 8). As of June 30, 2024, approximately 598,000 units could be converted into shares of Saul Centers common stock.
As of June 30, 2024, a third party investor holds a 1.3% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers’ common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers’ common stock.
The impact of the aggregate 30.2% limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended June 30, 2024 and 2023, was approximately 34.5 million and 34.0 million, respectively and for the six months ended June 30, 2024 and 2023, was approximately 34.4 million and 34.0 million, respectively.

5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs
At June 30, 2024, the Company had a $525.0 million senior unsecured credit facility (the “Credit Facility”) comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, and may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027. Interest accrues at the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of June 30, 2024, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On June 30, 2024, based on the value of the Company’s unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $161.5 million was available and undrawn under the Credit Facility, $336.0 million was outstanding and approximately $185,000 was committed for letters of credit.
On August 23, 2022, the Company entered into two floating-to-fixed interest rate swap agreements to manage the interest rate risk associated with $100.0 million of its variable-rate debt. The effective date of each swap agreement is October 3, 2022 and each has a $50.0 million notional amount. One agreement terminates on October 1, 2027 and effectively fixes SOFR at 2.96%. The other agreement terminates on October 1, 2030 and effectively fixes SOFR at 2.91%. Because the interest-rate swaps effectively fix SOFR for $100.0 million of variable-rate debt, unless otherwise indicated, $100.0 million of variable-rate debt is treated as fixed-rate debt for disclosure purposes beginning September 30, 2022. The Company has designated the agreements as cash flow hedges for accounting purposes.
As of June 30, 2024, the fair value of the interest-rate swaps totaled approximately $4.8 million, which is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
On May 28, 2024, the Company closed on a 13.4-year, non-recourse, $100.0 million mortgage secured by Avenel Business Park, Leesburg Pike Plaza, and White Oak Shopping Center. The loan matures in 2037, bears interest at a fixed-rate of 6.38%, requires monthly principal and interest payments of $686,300 based on a 23.4-year amortization schedule and requires a final principal payment of $61.5 million at maturity. Proceeds were used to repay the remaining balance of approximately $51.2 million on the existing mortgages secured by the properties and reduce the outstanding balance of the Company’s Credit

Notes to Consolidated Financial Statements (Unaudited)

Facility. The loan is cross-collateralized and coterminous with the mortgage secured by Beacon Center and Seven Corners Center, which has an outstanding principal balance of $138.0 million as of June 30, 2024.
During the second quarter of 2023, the Company commenced drawing on its $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of June 30, 2024, the balance of the loan was $102.3 million, net of unamortized deferred debt costs.
During the fourth quarter of 2023, the Company commenced drawing on its $133.0 million loan related to the Hampden House development project. As of June 30, 2024, the balance of the loan was $39.5 million, net of unamortized deferred debt costs.
Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. The Operating Partnership is the guarantor of (a) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands pad (totaling $26.9 million at June 30, 2024), (b) a portion of The Waycroft mortgage (approximately $23.6 million of the $147.2 million outstanding balance at June 30, 2024), and (c) the Ashbrook Marketplace mortgage (totaling $19.9 million at June 30, 2024).
The Company provides a repayment guaranty of 100% of the loan secured by Twinbrook Quarter during construction and lease-up. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of June 30, 2024, the loan balance and the amount guaranteed were $104.8 million. The Company also provides the lender with a 100% construction completion guaranty.
The Company provides a limited repayment guaranty of $26.6 million during construction and lease-up for the loan secured by Hampden House. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of June 30, 2024, the loan balance was $42.2 million. The Company also provides the lender with a 100% construction completion guaranty.
All other notes payable are non-recourse.
The principal amount of the Company’s outstanding debt totaled approximately $1.46 billion at June 30, 2024, of which approximately $1.23 billion was fixed-rate debt and approximately $236.0 million was unhedged variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.61 billion as of June 30, 2024.
At December 31, 2023, the principal amount of the Company’s outstanding debt totaled approximately $1.41 billion, of which $1.13 billion was fixed rate debt and $276.0 million was unhedged variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.52 billion as of December 31, 2023.
At June 30, 2024, the future principal payments of debt, including scheduled maturities and amortization, for years ending December 31, were as follows:

(In thousands)	Principal Payments
July 1 through December 31, 2024	$16,886
2025	290,059	(a)
2026	164,738
2027	129,390	(b)
2028	47,957
2029	56,003
Thereafter	757,516
Principal amount	1,462,549
Unamortized deferred debt costs	19,945
Net	$1,442,604
(a) Includes $236.0 million outstanding under the Credit Facility.
(b) Includes $100.0 million outstanding under the Credit Facility.

Notes to Consolidated Financial Statements (Unaudited)

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaling $19.9 million and $19.3 million, net of accumulated amortization of $10.5 million and $10.6 million, at June 30, 2024 and December 31, 2023, respectively, are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
Interest expense, net and amortization of deferred debt costs for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Interest incurred	$18,400	$16,267	$36,485	$31,780
Amortization of deferred debt costs	582	564	1,145	1,122
Capitalized interest	(6,677)	(4,472)	(12,845)	(8,614)
Interest expense	12,305	12,359	24,785	24,288
Less: Interest income	38	81	70	189
Interest expense, net and amortization of deferred debt costs	$12,267	$12,278	$24,715	$24,099

6.    Equity
The consolidated statements of operations for the six months ended June 30, 2024 and 2023, reflect noncontrolling interests of $9.7 million and $8.2 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.
At June 30, 2024, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the “Series D Stock”). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends up to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At June 30, 2024, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after September 17, 2024, at the $25.00 liquidation preference, plus accrued but unpaid dividends up to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
Per Share Data
Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units, unvested restricted share awards, and stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. The following table sets forth, for the indicated periods, weighted averages of the number of common shares outstanding, basic and diluted, the effect of dilutive options and unvested restricted share awards, and the number of options which are not dilutive because the average price of the Company’s common stock was less than the exercise prices. The treasury stock method was used to measure the effect of the dilution.

Notes to Consolidated Financial Statements (Unaudited)

	Average Shares/Awards/Options Outstanding
	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Weighted average common stock outstanding-Basic	24,112	24,043	24,103	24,034
Weighted average effect of dilutive options	2	1	3	1
Weighted average effect of dilutive unvested restricted share awards	2	—	1	—
Weighted average common stock outstanding-Diluted	24,116	24,044	24,107	24,035
Non-dilutive options as of period end	1,149	1,672	1,149	1,672
Years non-dilutive options were issued as of period end	2015 through 2022	2014 through 2022	2015 through 2022	2014 through 2022

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $235,500 and $231,400 for the six months ended June 30, 2024 and 2023, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the six months ended June 30, 2024 and 2023, the Company credited to employee accounts $110,600 and $132,400, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $3.2 million and $3.3 million, at June 30, 2024 and December 31, 2023, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company and the Saul Organization are parties to a shared services agreement (the “Agreement”) that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2024 and 2023, which included rental expense for the Company’s headquarters sublease, totaled approximately $5.8 million and $5.4 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, accounts payable, accrued expenses and other liabilities included approximately $1.0 million and $1.1 million, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $431,200 and $436,000 for the six months ended June 30, 2024 and 2023, respectively, and is included in general and administrative expense.

Notes to Consolidated Financial Statements (Unaudited)

The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $157,600 and $315,500 for the six months ended June 30, 2024 and 2023, respectively.

8.     Stock-based Employee Compensation, Stock Option Plans, and Deferred Compensation Plan for Directors
In 2004, the Company established a stock incentive plan (the “Options Plan”), as amended. Under the Options Plan, options were granted at an exercise price not less than the market value of the common stock on the date of grant and expire ten years from the date of grant. Officer options vest ratably over four years following the grant and are charged to expense using the straight-line method over the vesting period. Director options vest immediately and are charged to expense as of the date of grant. The Options Plan was replaced with the Incentive Plan (discussed below) during May 2024.
The Company uses the fair value method to value and account for stock options. The fair value of options granted is determined at the time of the grant using the Black-Scholes model, a widely used method for valuing stock-based employee compensation, and the following assumptions: (1) Expected Volatility determined using the most recent trading history of the Company’s common stock (month-end closing prices) corresponding to the average expected term of the options; (2) Average Expected Term of the options based on prior exercise history, scheduled vesting and the expiration date; (3) Expected Dividend Yield determined by management after considering the Company’s current and historic dividend yield, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date; and (4) a Risk-free Interest Rate based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted ratably over the vesting period and includes the amounts as compensation expense in general and administrative expenses.
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the six months ended June 30, 2024, 4,933 shares were credited to directors’ deferred fee accounts and 7,970 shares were issued. As of June 30, 2024, the directors’ deferred fee accounts comprise 120,324 shares.
During the six months ended June 30, 2024, stock option expense totaling $0.4 million was included in general and administrative expense in the Consolidated Statement of Operations. As of June 30, 2024, the estimated future expense related to unvested stock options was approximately $1.3 million.
The table below summarizes the option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,820,000	$49.41	$1,197,380
Granted	—	—	—
Exercised	(4,375)	33.79	15,306
Expired/Forfeited	(475,125)	51.01	—
Outstanding at June 30	1,340,500	48.89	570,298
Exercisable at June 30	1,100,750	50.75	213,815
The intrinsic value of stock options outstanding or exercisable measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. There were 4,375 options exercised during the six months ended June 30, 2024. No options were exercised during the six months ended June 30, 2023. At June 28, 2024, the final trading day of the 2024 second quarter, the closing share price of $36.77 was lower than the exercise price of 1.1 million outstanding options granted in 2015 through 2022. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 5.3 years and 4.7 years, respectively.

Notes to Consolidated Financial Statements (Unaudited)

On May 17, 2024, following shareholder approval, the Company established the Saul Centers, Inc. 2024 Stock Incentive Plan (the “Incentive Plan”), under which various equity incentives may be granted. On May 17, 2024, the Company granted 117,000 restricted shares to officers, divided equally between time-vested and performance-based awards. The time-vested restricted share awards granted to officers will vest on an annual basis over five years. The performance-based restricted share awards will vest on the fifth anniversary of the award’s grant date. The performance measurement for the performance-based awards is the Company’s annual actual funds from operations compared to the annual funds from operations target established by the Board. Performance-based awards are earned on a sliding scale from 50% to 150% of the number of shares granted as the Company’s actual funds from operations scales from 90% to 110% of the Board’s established target, with a minimum result of 90% of the target required for the award to vest.

The Company uses the fair value method to value and account for restricted stock grants. The fair value of restricted stock granted is determined at the time of the grant using a discounted cash flow analysis, and the following assumptions: (1) Expected Dividend Yield determined by management after considering the Company’s current and historic dividend yield, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date; (2) the closing price of the Company’s common stock on the date of the grant; (3) estimated forfeitures; and (4) a present value discount rate equal to the Expected Dividend Yield. The Company amortizes the value of granted restricted stock ratably over the vesting period and includes the amounts as compensation expense in general and administrative expenses. For accounting purposes, (a) time-vested restricted stock awards are treated as having been granted on the date the Board authorizes the grant and (b) performance-based restricted stock awards are treated as having been granted on the date the Board establishes the performance target.

On May 20, 2024, the Company granted 18,000 restricted shares to non-employee directors, which will vest on an annual basis over three years.

Dividends on restricted share awards will accrue commencing on the grant date and will be paid when the underlying shares vest. Restricted stock awards are measured at fair value, adjusted for estimated forfeitures. The cost of restricted stock compensation is charged to expense ratably from the grant date through the vesting date and will be adjusted periodically for changes in forfeiture estimates and, for performance-based awards, the impact of revised expectations of the Company’s results compared to the Board-established targets.
For accounting purposes, performance-based awards are not treated as granted until the Board establishes the target for those awards. The following table summarizes the 2024 restricted share awards:

	Directors	Officers
Grant date	May 20, 2024	May 17, 2024
Closing price per share	$37.52	$38.10
Fair value per share	34.63	35.27

During the six months ended June 30, 2024, restricted stock compensation expense totaled $0.1 million, which was included in general and administrative expense in the Consolidated Statement of Operations. As of June 30, 2024, the estimated future expense related to unvested restricted stock grants was approximately $3.0 million.
The table below summarizes the restricted stock activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Estimated Fair Value Per Share	Estimated Aggregate Fair Value
Outstanding at January 1	—	$—	$—
Granted	88,200	35.14	3,099,032
Vested	—	—	—
Forfeited	—	—	—
Outstanding at June 30	88,200	35.14	3,099,032
Authorized future grants	46,800

During the six months ended June 30, 2024 and 2023, the Company recognized approximately $0.5 million and $0.7 million, respectively, of stock-based compensation expense. As of June 30, 2024, estimated future stock-based compensation expense related to unvested awards under both plans is approximately $4.3 million.

Notes to Consolidated Financial Statements (Unaudited)

9.     Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, would be approximately $997.8 million and $957.9 million, respectively, compared to the principal balance of $1.23 billion and $1.13 billion at June 30, 2024 and December 31, 2023, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

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
The Company carries its interest-rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models that contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. As of June 30, 2024, the fair value of the interest-rate swaps was approximately $4.8 million and is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
The table below details the fair value and location of the interest rate swaps as of June 30, 2024 and December 31, 2023.

(In thousands)	Fair Values of Derivative Instruments
	June 30, 2024		December 31, 2023
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$4,769	Other Assets	$2,742

Notes to Consolidated Financial Statements (Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2024 and 2023.

(In thousands)	The Effect of Hedge Accounting on Other Comprehensive Income (OCI)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amount of gain (loss) recognized in OCI	$828	$2,919	$3,239	$1,302
Location of gain (loss) reclassified from OCI into income	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs
Amount of (gain) loss reclassified from OCI into income	$(604)	$(518)	$(1,212)	$(915)

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

Financial Information By Segment
(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three Months Ended June 30, 2024
Real estate rental operations:
Revenue	$46,765	$20,178	$—	$66,943
Expenses	(9,953)	(7,311)	—	(17,264)
Income from real estate	36,812	12,867	—	49,679
Interest expense, net and amortization of deferred debt costs	—	—	(12,267)	(12,267)
Depreciation and amortization of deferred leasing costs	(7,084)	(4,917)	—	(12,001)
General and administrative	—	—	(6,102)	(6,102)
Gain on disposition of property	181	—	—	181
Net income (loss)	$29,909	$7,950	$(18,369)	$19,490
Capital investment	$4,648	$39,977	$—	$44,625
Total assets	$900,335	$1,156,510	$14,752	$2,071,597

Three Months Ended June 30, 2023
Real estate rental operations:
Revenue	$43,974	$19,735	$—	$63,709
Expenses	(9,462)	(6,988)	—	(16,450)
Income from real estate	34,512	12,747	—	47,259
Interest expense, net and amortization of deferred debt costs	—	—	(12,278)	(12,278)
Depreciation and amortization of deferred leasing costs	(7,066)	(5,048)	—	(12,114)
General and administrative	—	—	(5,678)	(5,678)
Net income (loss)	$27,446	$7,699	$(17,956)	$17,189
Capital investment	$4,221	$51,989	$—	$56,210
Total assets	$915,274	$972,258	$19,162	$1,906,694

Notes to Consolidated Financial Statements (Unaudited)

Financial Information By Segment
(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Six Months Ended June 30, 2024
Real estate rental operations:
Revenue	$93,698	$39,937	$—	$133,635
Expenses	(20,917)	(14,516)	—	(35,433)
Income from real estate	72,781	25,421	—	98,202
Interest expense, net and amortization of deferred debt costs	—	—	(24,715)	(24,715)
Depreciation and amortization of deferred leasing costs	(14,158)	(9,872)	—	(24,030)
General and administrative	—	—	(11,885)	(11,885)
Gain on disposition of property	181	—	—	181
Net income (loss)	$58,804	$15,549	$(36,600)	$37,753
Capital investment	$8,789	$81,405	$—	$90,194
Total assets	$900,335	$1,156,510	$14,752	$2,071,597

Six Months Ended June 30, 2023
Real estate rental operations:
Revenue	$88,199	$38,559	$—	$126,758
Expenses	(18,722)	(14,009)	—	(32,731)
Income from real estate	69,477	24,550	—	94,027
Interest expense, net and amortization of deferred debt costs	—	—	(24,099)	(24,099)
Depreciation and amortization of deferred leasing costs	(14,193)	(9,937)	—	(24,130)
General and administrative	—	—	(10,946)	(10,946)
Net income (loss)	$55,284	$14,613	$(35,045)	$34,852
Capital investment	$5,888	$93,478	$—	$99,366
Total assets	$915,274	$972,258	$19,162	$1,906,694

13. Subsequent Events
The Company has reviewed all events and transactions for the period subsequent to June 30, 2024, and determined there are no subsequent events required to be disclosed.

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

General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and six months ended June 30, 2024.
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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area had remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion and closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 95.8% at June 30, 2024, from 94.0% at June 30, 2023.
The Company maintains a ratio of total debt to total estimated asset market value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of June 30, 2024, including the $100.0 million hedged variable-rate debt, total fixed-rate debt with staggered maturities from 2025 to 2041 represented approximately 83.9% of the Company’s notes payable, thus mitigating refinancing risk. The Company’s unhedged variable-rate debt consists of $236.0 million outstanding under the Credit Facility. The relatively low amount of variable-rate debt limits our exposure to near-term interest rate fluctuations. Our current development projects are partially funded with long-term, fixed-rate construction-to-permanent debt, which is included in our total fixed-rate debt mentioned above, which also mitigates our exposure to interest-rate fluctuations and refinance risk. Including fixed and variable rate debt, the Company’s outstanding debt totaled approximately $1.46 billion with a weighted average remaining term of 8.2 years as of June 30, 2024. As of June 30, 2024, the Company has availability of approximately $161.5 million under its Credit Facility.
Recent Developments
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, 452 apartment units and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. Of the expected $331.5 million total cost, $306.5 million has been invested to date. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. During the second quarter of 2023, the Company commenced drawing on the loan and, as of June 30, 2024, the outstanding balance of the loan was $102.3 million, net of unamortized deferred debt costs. Apartment unit construction is nearing completion on the top two residential floors (10 and 11). Lobby and amenity spaces are nearing completion and final inspections are in process. Work to complete the site, including streetscape and sidewalks, is ongoing. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $246.4 million, of which $168.3 million has been invested to date. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. During the fourth quarter of 2023, the Company commenced drawing on the loan and, as of June 30, 2024, the outstanding balance of the loan was $39.5 million, net of unamortized deferred debt costs. The structure is complete and topped out at roof level. Exterior façade work is continuing, including installation of precast panels, brick and windows, along with mechanical, plumbing and electrical work throughout the building. Construction is expected to be completed in late 2025.
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

Results of Operations
Three months ended June 30, 2024 (the “2024 Quarter”) compared to the three months ended June 30, 2023 (the “2023 Quarter”)
Net income for the 2024 Quarter increased to $19.5 million from $17.2 million for the 2023 Quarter. Significant changes in revenue and expenses are discussed below.
Revenue

	Three Months Ended June 30,		2023 to 2024 Change
(Dollars in thousands)	2024	2023	Amount	Percent
Base rent	$53,211	$52,161	$1,050	2.0%
Expense recoveries	9,765	9,003	762	8.5%
Percentage rent	365	408	(43)	(10.5)%
Other property revenue	526	499	27	5.4%
Credit (losses) recoveries on operating lease receivables, net	(172)	(69)	(103)	149.3%
Rental revenue	63,695	62,002	1,693	2.7%
Other revenue	3,248	1,707	1,541	90.3%
Total revenue	$66,943	$63,709	$3,234	5.1%
NM = Not Meaningful
Base rent includes $(0.7) million and $(0.04) million for the 2024 Quarter and 2023 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.2 million and $0.3 million, for the 2024 Quarter and 2023 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 5.1% in the 2024 Quarter compared to the 2023 Quarter, as described below.
Base rent. The $1.1 million increase in base rent in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to (a) higher commercial base rent of $0.8 million and (b) higher residential base rent of $0.3 million.
Expense recoveries. The $0.8 million increase in expense recoveries in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to an increase in recoverable property operating expenses.
Other revenue. The $1.5 million increase in other revenue in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to higher lease termination fees.

Expenses

	Three Months Ended June 30,		2023 to 2024 Change
(Dollars in thousands)	2024	2023	Amount	Percent
Property operating expenses	$9,656	$8,997	$659	7.3%
Real estate taxes	7,608	7,453	155	2.1%
Interest expense, net and amortization of deferred debt costs	12,267	12,278	(11)	(0.1)%
Depreciation and amortization of deferred leasing costs	12,001	12,114	(113)	(0.9)%
General and administrative	6,102	5,678	424	7.5%
Total expenses	$47,634	$46,520	$1,114	2.4%
Total expenses increased 2.4% in the 2024 Quarter compared to the 2023 Quarter, as described below.
Property operating expenses. The $0.7 million increase in property operating expenses in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to (a) a lease termination fee paid to a tenant of $0.3 million, (b) higher repairs and maintenance expenses across the portfolio of $0.2 million and (c) higher utility expense across the portfolio of $0.1 million.

General and Administrative. General and administrative expenses increased 7.5% in the 2024 Quarter compared to the 2023 Quarter primarily due to (a) higher consulting fees of $0.2 million, (b) higher marketing and leasing costs for Twinbrook Quarter Phase I of $0.1 million, and (c) higher legal fees of $0.1 million.

Six months ended June 30, 2024 (the “2024 Period”) compared to the six months ended June 30, 2023 (the “2023 Period”)
Net income for the 2024 Period increased to $37.8 million from $34.9 million for the 2023 Period. Significant changes in revenue and expenses are discussed below.
Revenue

	Six Months Ended June 30,		2023 to 2024 Change
(Dollars in thousands)	2024	2023	Amount	Percent
Base rent	$106,309	$103,609	$2,700	2.6%
Expense recoveries	20,331	17,915	2,416	13.5%
Percentage rent	1,243	1,310	(67)	(5.1)%
Other property revenue	1,625	969	656	67.7%
Credit recoveries (losses) on operating lease receivables, net	(514)	27	(541)	NM
Rental revenue	128,994	123,830	5,164	4.2%
Other revenue	4,641	2,928	1,713	58.5%
Total revenue	$133,635	$126,758	$6,877	5.4%
NM - Not Meaningful
Base rent includes $(0.7) million and $(0.4) million for the 2024 Period and 2023 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.5 million and $0.6 million for the 2024 Period and 2023 Period, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 5.4% in the 2024 Period compared to the 2023 Period, as described below.
Base Rent. The $2.7 million increase in base rent in the 2024 Period compared to the 2023 Period is primarily attributable to (a) higher commercial base rent of $2.1 million and (b) higher residential base rent of $0.6 million.
Expense recoveries. The $2.4 million increase in expense recoveries in the 2024 Period compared to the 2023 Period is primarily attributable to an increase in recoverable property operating expenses.

Other property revenue. The $0.7 million increase in other property revenue in the 2024 Period compared to the 2023 Period is primarily attributable to insurance proceeds relating to lost rents because of a tenant that temporarily closed its operations.
Other revenue. The $1.7 million increase in other revenue in the 2024 Period compared to the 2023 Period is primarily attributable to higher lease termination fees.
Expenses

	Six Months Ended June 30,		2023 to 2024 Change
(Dollars in thousands)	2024	2023	Amount	Percent
Property operating expenses	$20,201	$17,783	$2,418	13.6%
Real estate taxes	15,232	14,948	284	1.9%
Interest expense, net and amortization of deferred debt costs	24,715	24,099	616	2.6%
Depreciation and amortization of deferred leasing costs	24,030	24,130	(100)	(0.4)%
General and administrative	11,885	10,946	939	8.6%
Total expenses	$96,063	$91,906	$4,157	4.5%

Total expenses increased 4.5% in the 2024 Period compared to the 2023 Period, as described below.
Property Operating Expenses. Property operating expenses increased 13.6% in the 2024 Period compared to the 2023 Period primarily due to (a) higher repairs and maintenance expenses across the portfolio of $1.9 million, of which approximately $1.3 million is an increase in snow removal costs, (b) a lease termination fee paid to a tenant of $0.3 million and (c) higher utility expenses across the portfolio of $0.2 million.
Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs increased 2.6% in the 2024 Period compared to the 2023 Period primarily due to (a) higher interest incurred as a result of higher average outstanding debt of $4.0 million, (b) higher interest incurred as a result of higher weighted average interest rates of $0.7 million, partially offset by (c) higher capitalized interest of $4.2 million related to Twinbrook Quarter Phase I and Hampden House.
General and Administrative. General and administrative expenses increased 8.6% in the 2024 Period compared to the 2023 Period primarily due to (a) higher consulting fees of $0.4 million, (b) higher legal fees of $0.3 million, and (c) higher marketing and leasing costs for Twinbrook Quarter Phase I of $0.2 million.
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
Same property revenue

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	$66,943	$63,709	$133,635	$126,758
Less: Acquisitions, dispositions and development properties	—	—	—	—
Total same property revenue	$66,943	$63,709	$133,635	$126,758

Shopping Centers	$46,765	$43,974	$93,698	$88,199
Mixed-Use properties	20,178	19,735	39,937	38,559
Total same property revenue	$66,943	$63,709	$133,635	$126,758

Total Shopping Center revenue	$46,765	$43,974	$93,698	$88,199
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center revenue	$46,765	$43,974	$93,698	$88,199

Total Mixed-Use property revenue	$20,178	$19,735	$39,937	$38,559
Less: Mixed-Use acquisitions, dispositions and development properties	—	—	—	—
Total same Mixed-Use revenue	$20,178	$19,735	$39,937	$38,559
The $3.2 million increase in same property revenue for the 2024 Quarter compared to the 2023 Quarter was primarily due to (a) higher termination fees of $1.6 million, (b) higher commercial base rent of $0.8 million, and (c) higher expense recoveries of $0.8 million.
The $6.9 million increase in same property revenue for the 2024 Period compared to the 2023 Period was primarily due to (a) higher expense recoveries of $2.4 million, (b) higher other property revenue of $2.4 million, and (c) higher commercial base rent of $2.2 million.
Mixed-Use same property revenue is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024		2023
Office mixed-use properties (1)	$10,062	$9,856	$19,815		$19,001
Residential mixed-use properties (residential activity) (2)	8,968	8,737	17,806		17,270
Residential mixed-use properties (retail activity) (3)	1,148	1,142	2,316		2,288
Total Mixed-Use same property revenue	$20,178	$19,735	$39,937	$39,937	$38,559
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness

Same property operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income	$19,490	$17,189	$37,753	$34,852
Add: Interest expense, net and amortization of deferred debt costs	12,267	12,278	24,715	24,099
Add: Depreciation and amortization of deferred leasing costs	12,001	12,114	24,030	24,130
Add: General and administrative	6,102	5,678	11,885	10,946
Less: Gain on disposition of property	(181)	—	(181)	—
Property operating income	49,679	47,259	98,202	94,027
Less: Acquisitions, dispositions and development properties	—	—	—	—
Total same property operating income	$49,679	$47,259	$98,202	$94,027

Shopping Centers	$36,812	$34,512	$72,781	$69,477
Mixed-Use properties	12,867	12,747	25,421	24,550
Total same property operating income	$49,679	$47,259	$98,202	$94,027

Shopping Center operating income	$36,812	$34,512	$72,781	$69,477
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center operating income	$36,812	$34,512	$72,781	$69,477

Mixed-Use property operating income	$12,867	$12,747	$25,421	$24,550
Less: Mixed-Use acquisitions, dispositions and development properties	—	—	—	—
Total same Mixed-Use property operating income	$12,867	$12,747	$25,421	$24,550
Same property operating income increased $2.4 million, or 5.1%, for the 2024 Quarter compared to the 2023 Quarter.
Shopping Center same property operating income for the 2024 Quarter totaled $36.8 million, a $2.3 million increase from the 2023 Quarter. Shopping Center same property operating income increased primarily due to (a) higher termination fees of $2.1 million and (b) higher base rent of $0.4 million, partially offset by (c) a lease termination fee paid to a tenant of $0.3 million. Mixed-Use same property operating income totaled $12.9 million, a $0.1 million increase from the 2023 Quarter. Mixed-Use same property operating income increased primarily due to (a) higher commercial base rent of $0.4 million and (b) residential base rent of $0.3 million, partially offset by (c) lower termination fees of $0.5 million.
Same property operating income increased $4.2 million, or 4.4%, for the 2024 Period compared to the 2023 Period.
Shopping Center same property operating income for the 2024 Period totaled $72.8 million, a $3.3 million increase from the 2023 Period. Shopping Center same property operating income increased primarily due to (a) higher termination fees of $2.3 million and (b) higher base rent of $1.5 million, partially offset by (c) a lease termination fee paid to a tenant of $0.3 million. Mixed-Use same property operating income totaled $25.4 million, a $0.9 million increase from the 2023 Period. Mixed-Use same property operating income increased primarily due to (a) higher commercial base rent of $0.7 million and (b) higher residential base rent of $0.6 million, partially offset by (c) lower termination fees of $0.5 million.

Mixed-Use same property operating income is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024		2023
Office mixed-use properties (1)	$6,577	$6,469	$12,797		$12,177
Residential mixed-use properties (residential activity) (2)	5,451	5,438	10,923		10,726
Residential mixed-use properties (retail activity) (3)	839	840	1,701		1,647
Total Mixed-Use same property operating income	$12,867	$12,747	$25,421	$25,421	$24,550
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness
Liquidity and Capital Resources
Cash and cash equivalents totaled $6.9 million and $11.5 million at June 30, 2024 and 2023, respectively. The Company maintains cash balances at various financial institutions and, from time to time, those balances may exceed federally insured limits. The Company has not experienced any losses on such deposits and actively monitors its banking relationships to mitigate its exposure to significant credit risk on those deposits. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$65,959	$68,692
Net cash used in investing activities	(90,194)	(99,366)
Net cash provided by financing activities	22,691	28,868
Net decrease in cash and cash equivalents	$(1,544)	$(1,806)
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $9.2 million decrease in cash used in investing activities is primarily due to (a) decreased development expenditures of $5.8 million and (b) decreased additions to real estate investments throughout the portfolio of $3.2 million.
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
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, 452 apartment units and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. Of the expected $331.5 million total cost, $306.5 million has been invested to date. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. During the second quarter of 2023, the Company commenced drawing on the loan and, as of June 30, 2024, the outstanding balance of the loan was $102.3 million, net of unamortized deferred debt costs. Apartment unit construction is nearing completion on the top two residential floors (10 and 11). Lobby and amenity spaces are nearing completion and final inspections are in process. Work to complete the site, including streetscape and sidewalks, is ongoing. Initial delivery of Phase I is anticipated in late 2024. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $246.4 million, of which $168.3 million has been invested to date. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. During the fourth quarter of 2023, the Company commenced drawing on the loan and, as of June 30, 2024, the outstanding balance of the loan was $39.5 million, net of unamortized deferred debt costs. The structure is complete and topped out at roof level. Exterior façade work is continuing, including installation of precast panels, brick and windows, along with mechanical, plumbing and electrical work throughout the building. Construction is expected to be completed in late 2025.
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
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 29,297 and 25,190 shares pursuant to the DRIP at a weighted average discounted price of $36.37 and $37.74 per share, during the six months ended June 30, 2024 and 2023, respectively. The Company issued 350,208 limited partnership units pursuant to the DRIP at a weighted average price of $37.97 per unit during the six months ended June 30, 2024. The Company did not issue any limited partnership units pursuant to the DRIP during the six months ended June 30, 2023. The Company also credited 3,796 and 3,625 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $36.35 and $37.71 per share, during the six months ended June 30, 2024 and 2023, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total estimated asset market value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to each property's aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2024.
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
At June 30, 2024, the Company had a $525.0 million Credit Facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, and may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027. Interest accrues at a rate of SOFR plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of June 30, 2024, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On June 30, 2024, based on the value of the Company’s unencumbered properties, approximately $161.5 million was available under the Credit Facility, $336.0 million was outstanding and approximately $185,000 was committed for letters of credit..
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
As of June 30, 2024, the Company was in compliance with all such covenants. See note 5 to the consolidated financial statements for a discussion of all financing activity.
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
On May 28, 2024, the Company closed on a 13.4-year, non-recourse, $100.0 million mortgage secured by Avenel Business Park, Leesburg Pike Plaza, and White Oak Shopping Center. The loan matures in 2037, bears interest at a fixed-rate of 6.38%, requires monthly principal and interest payments of $686,300 based on a 23.4-year amortization schedule and requires a final principal payment of $61.5 million at maturity. Proceeds were used to repay the remaining balance of approximately $51.2 million on the existing mortgages secured by the properties and reduce the outstanding balance of the Company’s Credit Facility. The loan is cross-collateralized and coterminous with the mortgage secured by Beacon Center and Seven Corners Center, which has an outstanding principal balance of $138.0 million as of June 30, 2024.
During the second quarter of 2023, the Company commenced drawing on its $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of June 30, 2024, the balance of the loan was $102.3 million, net of unamortized deferred debt costs.
During the fourth quarter of 2023, the Company commenced drawing on its $133.0 million loan related to the Hampden House development project. As of June 30, 2024, the balance of the loan was $39.5 million, net of unamortized deferred debt costs.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2024 Quarter totaled $28.5 million, an increase of 7.6% compared to the 2023 Quarter. FFO available to common stockholders and noncontrolling interests increased primarily due to (a) higher termination fees of $1.6 million, (b) higher commercial base rent of $0.8 million and (c) higher residential base rent of $0.3 million, partially offset by (d) higher general and administrative costs of $0.4 million and (e) a lease termination fee paid to a tenant of $0.3 million.
FFO available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2024 Period totaled $56.0 million, an increase of 4.9% compared to the 2023 Period. FFO available to common stockholders and noncontrolling interests increased primarily due to (a) higher other property revenue of $2.4 million and (b) higher commercial base rent of $2.2 million, partially offset by (c) higher general and administrative costs of $0.9 million, (d) higher interest expense, net and amortization of deferred debt costs of $0.6 million and (e) a lease termination fee paid to a tenant of $0.3 million.
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net income	$19,490	$17,189	$37,753	$34,852
Subtract:
Gain on disposition of property	(181)	—	(181)	—
Add:
Real estate depreciation and amortization	12,001	12,114	24,030	24,130
FFO	31,310	29,303	61,602	58,982
Subtract:
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
FFO available to common stockholders and noncontrolling interests	$28,511	$26,504	$56,005	$53,385
Weighted average shares and units:
Basic	34,498	33,340	34,423	33,332
Diluted (2)	34,502	34,049	34,427	34,040
Basic FFO per share available to common stockholders and noncontrolling interests	$0.83	$0.79	$1.63	$1.60
Diluted FFO per share available to common stockholders and noncontrolling interests	$0.83	$0.78	$1.63	$1.57

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
Restricted Stock Compensation
On May 17, 2024, following shareholder approval, the Company established the Saul Centers, Inc. 2024 Stock Incentive Plan (the “Incentive Plan”), under which various equity incentives may be granted. On May 17, 2024, the Company granted 117,000 restricted shares to officers, divided equally between time-vested and performance-based awards. On May 20, 2024, the Company granted 18,000 restricted shares to non-employee directors, which will vest on an annual basis over three years.
The Company uses the fair value method to value and account for restricted stock grants. The fair value of restricted stock granted is determined at the time of the grant using a discounted cash flow analysis, and the following assumptions: (1) Expected Dividend Yield determined by management after considering the Company’s current and historic dividend yield, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date; (2) the closing price of the Company’s common stock on the date of the grant; (3) estimated forfeitures; and (4) a present value discount rate equal to the Expected Dividend Yield.
During the six months ended June 30, 2024, restricted stock compensation expense totaled $0.1 million, which was included in general and administrative expense in the Consolidated Statement of Operations. As of June 30, 2024, the estimated future expense related to unvested restricted stock grants was approximately $3.0 million.
For accounting purposes, performance-based awards are not treated as granted until the Board establishes the target for those awards. As of June 30, 2024, (a) no expense has been recognized and (b) no estimate of future expense has been made for the 46,800 officer performance-based awards where the accounting grant date has not occurred. If those awards had been granted for accounting purposes as of June 30, 2024, the additional estimated future expense would have been approximately $1.5 million, calculated using the fair value method and based on the closing share price of $36.77 on June 28, 2024, the final trading day of the 2024 second quarter.
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

	Average Commercial Rents per Square Foot
	Six Months Ended June 30,		2023 to 2024 Change
	2024	2023	Amount	Percent
Base rent	$21.03	$20.75	$0.28	1.35%
Effective rent	$19.45	$19.19	$0.26	1.35%

The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
June 30, 2024	50	7	7,807,441	1,136,885	96.7%	89.6%
June 30, 2023	50	7	7,876,330	1,136,885	95.5%	83.2%
As of June 30, 2024, 95.8% of the Commercial portfolio was leased, compared to 94.0% as of June 30, 2023. On a same property basis, 95.8% of the Commercial portfolio was leased as of June 30, 2024 compared to 94.0% as of June 30, 2023. Included in the 95.8% of space leased as of June 30, 2024, is approximately 186,336 square feet of space, representing 2.1% of total Commercial square footage, that has not yet been occupied by the respective tenants. Collectively, these leases are expected to produce approximately $5.3 million of additional annualized base rent, an average of $28.19 per square foot, upon tenant occupancy and following any contractual rent concessions.
The Mixed-Use Commercial leasing percentage is composed of Commercial leases at office mixed-use properties and residential mixed-use properties. The leasing percentage at office mixed-use properties increased to 89.1% as of June 30, 2024 from 82.7% as of June 30, 2023. The retail leasing percentage at residential mixed-use properties increased to 97.0% as of June 30, 2024 from 91.2% as of June 30, 2023.
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

Commercial Property Leasing Activity					Average Base Rent per Square Foot
Three Months Ended June 30,	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2024 (1)	440,801	75,581	70	7	$20.35	$62.89	$20.56	$65.99
2023	542,369	36,400	71	8	20.45	20.93	19.18	20.17
(1)One lease, for 31,642 square feet, is excluded from the table above because it renewed with only percentage rent.
Additional information about the leasing activity during the three months ended June 30, 2024 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company’s ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases (1)
Number of leases	18	—	59
Square feet	142,691	—	373,691
Per square foot average annualized:
Base rent	$31.40	$—	$24.73
Tenant improvements	(6.07)	—	(1.22)
Leasing costs	(1.30)	—	(0.25)
Rent concessions	(2.07)	—	(0.69)
Effective rents	$21.96	$—	$22.57

(1)One lease, for 31,642 square feet, is excluded from the table above because it renewed with only percentage rent.

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers as of June 30, 2024, for each of the next ten years beginning with 2024, assuming that none of the tenants exercise renewal options and excluding an aggregate of 260,641 square feet of unleased space, which represented 3.3% of the gross leasable area ("GLA") of the Shopping Centers as of June 30, 2024.
Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2024 (2)	300,909	sf	3.9%	$5,914,326	4.1%	$19.65
2025	1,056,715		13.5%	21,282,288	14.5%	20.14
2026	840,858		10.8%	17,234,513	11.8%	20.50
2027	917,679		11.8%	20,226,940	13.8%	22.04
2028	1,389,282		17.8%	21,646,849	14.8%	15.58
2029	1,207,554		15.5%	23,470,432	16.0%	19.44
2030	259,363		3.3%	5,600,346	3.8%	21.59
2031	359,182		4.6%	7,525,558	5.1%	20.95
2032	259,664		3.3%	3,672,635	2.5%	14.14
2033	214,324		2.7%	5,441,091	3.7%	25.39
2034	232,212		3.0%	3,388,790	2.3%	14.59
Thereafter	509,058		6.5%	11,103,168	7.6%	21.81
Total	7,546,800		96.7%	$146,506,935	100.0%	$19.41
(1)Calculated using annualized contractual base rent payable as of June 30, 2024 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2024 expirations, including 98,519 square feet of leases that are month-to-month, is $20.79 per square foot.
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties as of June 30, 2024, for each of the next ten years beginning with 2024, assuming that none of the tenants exercise renewal options and excluding an aggregate of 118,583 square feet of unleased office and retail space, which represented 10.4% of the GLA of the commercial space within the Mixed-Use Properties as of June 30, 2024.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2024 (2)	39,319	sf	3.5%	$1,160,721	3.3%	$29.52
2025	118,174		10.4%	5,797,363	16.2%	49.06
2026	102,035		9.0%	3,795,814	10.6%	37.20
2027	86,970		7.6%	2,447,896	6.9%	28.15
2028	59,989		5.3%	1,769,127	5.0%	29.49
2029	50,204		4.4%	1,727,223	4.8%	34.40
2030	66,529		5.8%	2,408,383	6.7%	36.20
2031	163,974		14.4%	3,184,287	8.9%	19.42
2032	15,382		1.4%	239,254	0.7%	15.55
2033	76,776		6.8%	3,835,424	10.7%	49.96
2034	46,443		4.1%	2,098,693	5.9%	45.19
Thereafter	192,507		16.9%	7,253,478	20.3%	37.68
Total	1,018,302	sf	89.6%	$35,717,661	100.0%	$35.08

(1)Calculated using annualized contractual base rent payable as of June 30, 2024, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2024 expirations is $30.52 per square foot.
As of June 30, 2024, the Company had 1,000 apartment leases, 370 of which will expire in 2024, 591 of which will expire in 2025 and 39 which will expire in 2026. Annual base rent due under these leases is $13.8 million, $11.8 million and $0.1 million for the years ending December 31, 2024, 2025 and 2026, respectively.
As of June 30, 2024, the Residential portfolio was 99.4% leased, compared to 99.2% as of June 30, 2023.

Residential Property Leasing Activity		Average Rent per Square Foot
Three Months Ended June 30,	Number of leases	New/Renewed Leases	Expiring Leases
2024	339	$3.65	$3.52
2023	290	3.52	3.40
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
The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of June 30, 2024, the Company had unhedged variable rate indebtedness totaling $236.0 million. If the interest rates on the Company’s unhedged variable rate debt instruments outstanding at June 30, 2024 had been one percentage point higher or lower, annual interest expense relating to these debt instruments would have increased or decreased by $2.4 million based on those balances. As of June 30, 2024, the Company had fixed-rate indebtedness totaling $1.23 billion with a weighted average interest rate of 4.89%. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2024 had been one percentage point higher, the fair value of those debt instruments on that date would have decreased by $56.1 million. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2024 had been one percentage point lower, the fair value of those debt instruments on that date would have increased by $61.3 million.

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
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
During the quarter ended June 30, 2024, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
None
Item 1A.    Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2023 Annual Report of the Company on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 30, 2024 dividend distribution acquired 5,112 shares of common stock at a price of $35.11 per share and 43,696 limited partnership units at an average price of $35.59 per unit. The limited partnership units were sold pursuant to Section 4(a)(2) of the Securities Act of 1933.
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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (“Inline XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

SAUL CENTERS, INC. (Registrant)

Date: August 1, 2024	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: August 1, 2024	/s/ Joel A. Friedman
Joel A. Friedman Executive Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)

Date: August 1, 2024	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)