Form 10-Q
period 2024-09-30
SAUL CENTERS, INC.
filed 2024-11-07
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)

    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of November 1, 2024: 24,170,810.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Assets
Real estate investments
Land	$501,787	$511,529
Buildings and equipment	1,608,995	1,595,023
Construction in progress	653,176	514,553
	2,763,958	2,621,105
Accumulated depreciation	(758,105)	(729,470)
Total real estate investments, net	2,005,853	1,891,635
Cash and cash equivalents	7,197	8,407
Accounts receivable and accrued income, net	59,824	56,032
Deferred leasing costs, net	25,474	23,728
Other assets	14,676	14,335
Total assets	$2,113,024	$1,994,137
Liabilities
Mortgage notes payable, net	$1,027,386	$935,451
Revolving credit facility payable, net	187,296	274,715
Term loan facility payable, net	99,642	99,530
Construction loans payable, net	178,558	77,305
Accounts payable, accrued expenses and other liabilities	59,211	57,022
Deferred income	28,889	22,748
Dividends and distributions payable	23,358	22,937
Total liabilities	1,604,340	1,489,708
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 50,000,000 and 40,000,000 shares authorized, respectively, 24,279,719 and 24,082,887 shares issued and outstanding, respectively	241	241
Additional paid-in capital	453,074	449,959
Distributions in excess of accumulated earnings	(297,498)	(288,825)
Accumulated other comprehensive income	1,029	2,014
Total Saul Centers, Inc. equity	341,846	348,389
Noncontrolling interests	166,838	156,040
Total equity	508,684	504,429
Total liabilities and equity	$2,113,024	$1,994,137
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
Revenue
Rental revenue	$65,550	$62,369	$194,544	$186,199
Other	1,738	1,397	6,379	4,325
Total revenue	67,288	63,766	200,923	190,524
Expenses
Property operating expenses	10,111	9,720	30,312	27,502
Real estate taxes	7,620	7,641	22,852	22,589
Interest expense, net and amortization of deferred debt costs	12,213	12,419	36,928	36,518
Depreciation and amortization of deferred leasing costs	12,072	12,096	36,102	36,227
General and administrative	5,680	5,179	17,565	16,125
Total expenses	47,696	47,055	143,759	138,961
Gain on disposition of property	—	—	181	—
Net Income	19,592	16,711	57,345	51,563
Noncontrolling interests
Income attributable to noncontrolling interests	(5,111)	(3,892)	(14,786)	(12,080)
Net income attributable to Saul Centers, Inc.	14,481	12,819	42,559	39,483
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,395)
Net income available to common stockholders	$11,683	$10,021	$34,164	$31,088
Per share net income available to common stockholders
Basic and diluted	$0.48	$0.42	$1.42	$1.29
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$19,592	$16,711	$57,345	$51,563
Other comprehensive income
Change in unrealized gain on cash flow hedge	(3,457)	2,211	(1,430)	2,598
Total comprehensive income	16,135	18,922	55,915	54,161
Comprehensive income attributable to noncontrolling interests	(4,059)	(4,510)	(14,342)	(12,806)
Total comprehensive income attributable to Saul Centers, Inc.	12,076	14,412	41,573	41,355
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,395)
Total comprehensive income available to common stockholders	$9,278	$11,614	$33,178	$32,960
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2024	$185,000	$241	$449,959	$—	$(288,825)	$2,014	$348,389	$156,040	$504,429
Issuance of shares of common stock:
16,007 shares pursuant to dividend reinvestment plan	—	—	603	—	—	—	603	—	603
183 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	219	—	—	—	219	—	219
Issuance of 306,512 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	11,741	11,741
Net income	—	—	—	—	13,630	—	13,630	4,633	18,263
Change in unrealized gain/loss on cash flow hedge	—	—	—	—	—	1,264	1,264	540	1,804
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,220)	—	(14,220)	(6,110)	(20,330)
Balance, March 31, 2024	185,000	241	450,781	—	(292,213)	3,278	347,087	166,844	513,931

Issuance of shares of common stock:
17,086 shares pursuant to dividend reinvestment plan	—	—	559	—	—	—	559	—	559
4,375 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	505	—	—	—	505	—	505
Issuance of 43,696 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	1,534	1,534
Net income	—	—	—	—	14,448	—	14,448	5,042	19,490
Change in unrealized gain/loss on cash flow hedge	—	—	—	—	—	156	156	68	224
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,288)	—	(14,288)	(6,136)	(20,424)
Balance, June 30, 2024	185,000	241	451,845	—	(294,852)	3,434	345,668	167,352	513,020

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Issuance of shares of common stock:
15,992 shares pursuant to dividend reinvestment plan	—	—	623	—	—	—	623	—	623
8,190 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	606	—	—	—	606	—	606
Issuance of 40,039 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	1,587	1,587
Net income	—	—	—	—	14,481	—	14,481	5,111	19,592
Change in unrealized gain on cash flow hedge	—	—	—	—	—	(2,405)	(2,405)	(1,052)	(3,457)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,329)	—	(14,329)	(6,160)	(20,489)
Balance, September 30, 2024	$185,000	$241	$453,074	$—	$(297,498)	$1,029	$341,846	$166,838	$508,684

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Partnership Units in Escrow	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, January 1, 2023	$185,000	$240	$446,301	$39,650	$(273,559)	$2,852	$400,484	$121,318	$521,802
Issuance of shares of common stock:
13,227 shares pursuant to dividend reinvestment plan	—	—	543	—	—	—	543	—	543
699 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	290	—	—	—	290	—	290
Net income	—	—	—	—	13,502	—	13,502	4,161	17,663
Change in unrealized loss on cash flow hedge	—	—	—		—	(1,450)	(1,450)	(564)	(2,014)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,165)	—	(14,165)	(5,486)	(19,651)
Balance, March 31, 2023	185,000	240	447,134	39,650	(277,020)	1,402	396,406	119,429	515,835

Issuance of shares of common stock:
15,588 shares pursuant to dividend reinvestment plan	—	—	544	—	—	—	544	—	544
3,104 shares due to share grants, exercise of stock options and issuance of directors’ deferred stock	—	—	553	—	—	—	553	—	553
Net income	—	—	—	—	13,162	—	13,162	4,027	17,189
Change in unrealized loss on cash flow hedge	—	—	—	—	—	1,729	1,729	672	2,401
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,193)	—	(14,193)	(5,486)	(19,679)
Balance, June 30, 2023	185,000	240	448,231	39,650	(280,850)	3,131	395,402	118,642	514,044

Issuance of shares of common stock:
14,690 shares pursuant to dividend reinvestment plan	—	1	554	—	—	—	555	—	555
895 shares due to share grants exercise of stock options and issuance of directors’ deferred stock	—	—	291	—	—	—	291	—	291
Net income	—	—	—	—	12,819	—	12,819	3,892	16,711
Change in unrealized loss on cash flow hedge	—	—	—	—	—	1,593	1,593	618	2,211
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	(14,195)	—	(14,195)	(5,486)	(19,681)
Balance, September 30, 2023	$185,000	$241	$449,076	$39,650	$(285,024)	$4,724	$393,667	$117,666	$511,333
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$57,345	$51,563
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property	(181)	—
Depreciation and amortization of deferred leasing costs	36,102	36,227
Amortization of deferred debt costs	1,722	1,687
Non-cash compensation costs of stock and option grants	1,330	1,134
Credit losses on operating lease receivables, net	531	160
Increase in accounts receivable and accrued income	(4,323)	(731)
Additions to deferred leasing costs	(4,920)	(3,856)
Increase in other assets	(1,770)	(4,304)
Increase in accounts payable, accrued expenses and other liabilities	471	3,352
Increase (decrease) in deferred income	6,141	(192)
Net cash provided by operating activities	92,448	85,040
Cash flows from investing activities:
Additions to real estate investments	(20,773)	(18,612)
Additions to development and redevelopment projects	(124,419)	(128,655)
Proceeds from disposition of property	181	—
Net cash used in investing activities	(145,011)	(147,267)
Cash flows from financing activities:
Proceeds from mortgage notes payable	170,000	15,300
Repayments on mortgage notes payable	(76,423)	(33,910)
Proceeds from revolving credit facility	85,000	113,000
Repayments on revolving credit facility	(173,000)	(26,000)
Proceeds from construction loans payable	101,017	53,306
Additions to deferred debt costs	(2,674)	(423)
Proceeds from the issuance of:
Common stock	1,785	1,642
Partnership units	14,862	—
Distributions to:
Series D preferred stockholders	(3,446)	(3,446)
Series E preferred stockholders	(4,950)	(4,950)
Common stockholders	(42,642)	(42,527)
Noncontrolling interests	(18,176)	(16,458)
Net cash provided by financing activities	51,353	55,534
Net decrease in cash and cash equivalents	(1,210)	(6,693)
Cash and cash equivalents, beginning of period	8,407	13,279
Cash and cash equivalents, end of period	$7,197	$6,586
Supplemental disclosure of cash flow information:
Cash paid for interest	$35,572	$34,424
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$32,884	$33,495
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
As of September 30, 2024, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) land and development properties.
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of market risk related to these properties. The Shopping Centers, a majority of which are anchored by one or more major tenants and 34 of which are anchored by a grocery store, offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 4.8% of the Company's total revenue for the nine months ended September 30, 2024. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the nine months ended September 30, 2024.
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of September 30, 2024 and December 31, 2023, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity (“VIE”) because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the rights to absorb 69.7% of its net income. Because the Operating Partnership is consolidated into the financial statements of the Company, classification of it as a VIE has no impact on the consolidated financial statements of the Company.
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
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used as of and for the nine months ended September 30, 2024.
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
Construction in progress as of September 30, 2024 and December 31, 2023, is composed of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Twinbrook Quarter - Retail/Residential (1)	$301,763	$248,913
Twinbrook Quarter - Other (2)	131,848	106,200
Hampden House (3)	200,503	142,240
Other	19,062	17,200
Total	$653,176	$514,553
(1)Includes capitalized interest of $26.6 million and $18.8 million, as of September 30, 2024 and December 31, 2023, respectively.
(2)Other includes infrastructure and site work necessary to support current and future development phases, and includes capitalized interest of $10.1 million and $6.7 million, as of September 30, 2024 and December 31, 2023, respectively.
(3)Includes capitalized interest of $19.1 million and $14.1 million, as of September 30, 2024 and December 31, 2023, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)
An operating lease right of use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right of use asset and corresponding lease liability totaled $1.9 million and $2.0 million, respectively, at September 30, 2024.
Deferred Leasing Costs
Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are incremental costs paid to third-party brokers and lease commissions paid to certain employees when obtaining a lease that would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $25.5 million and $23.7 million, net of accumulated amortization of $54.3 million and $53.7 million, as of September 30, 2024 and December 31, 2023, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled $3.2 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Real Estate Investment Properties
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $32.9 million and $33.1 million for the nine months ended September 30, 2024 and 2023, respectively. Repairs and maintenance expense totaled $13.6 million and $11.3 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
The Company did not recognize an impairment loss on any of its real estate during the nine months ended September 30, 2024 or 2023.
On April 19, 2024, the Company received approximately $0.2 million from the City of Fairfax, Virginia following its taking of 2,543 square feet of land at Boulevard, which is reflected as gain on disposition of property in the Consolidated Statements of Operations.
4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of September 30, 2024, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members, (collectively, the “Saul Organization”) held an aggregate 29.0% limited partnership interest in the Operating Partnership represented by approximately 10.0 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company’s Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers, excluding shares credited to directors’ deferred fee accounts (See Note 8). As of September 30, 2024, approximately 628,000 units could be converted into shares of Saul Centers common stock.
As of September 30, 2024, a third party investor holds a 1.3% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers’ common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers’ common stock.
The impact of the aggregate 30.3% limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended September 30, 2024 and 2023, was approximately 34.6 million and 34.1 million, respectively, and for the nine months ended September 30, 2024 and 2023, was approximately 34.5 million and 34.0 million, respectively.

Notes to Consolidated Financial Statements (Unaudited)
5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs
At September 30, 2024, the Company had a $525.0 million senior unsecured credit facility (the “Credit Facility”) comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, and may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027. Interest accrues at the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of September 30, 2024, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On September 30, 2024, based on the value of the Company’s unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $172.6 million was available and undrawn under the Credit Facility, $288.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of September 30, 2024, the fair value of the interest-rate swaps totaled approximately $1.3 million, which is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
On May 28, 2024, the Company closed on a 13.4-year, non-recourse, $100.0 million mortgage secured by Avenel Business Park, Leesburg Pike Plaza, and White Oak Shopping Center. The loan matures in 2037, bears interest at a fixed-rate of 6.38%, requires monthly principal and interest payments of $686,300 based on a 23.4-year amortization schedule and requires a final principal payment of $61.5 million at maturity. Proceeds were used to repay the remaining balance of approximately $51.2 million on the existing mortgages secured by the properties and reduce the outstanding balance of the Company’s Credit Facility. The loan is cross-collateralized and coterminous with the mortgage secured by Beacon Center and Seven Corners Center.
On September 24, 2024, the Company closed on a 15-year, $70.0 million mortgage secured by Thruway Shopping Center. The loan matures in 2039, bears interest at a fixed-rate of 6.41%, requires monthly principal and interest payments of $468,700 based on a 25-year amortization schedule and requires a final principal payment of $41.7 million at maturity. Proceeds were used to reduce the outstanding balance of the Company’s Credit Facility.
During the second quarter of 2023, the Company commenced drawing on its $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of September 30, 2024, the balance of the loan was $122.7 million, net of unamortized deferred debt costs.
During the fourth quarter of 2023, the Company commenced drawing on its $133.0 million loan related to the Hampden House development project. As of September 30, 2024, the balance of the loan was $55.8 million, net of unamortized deferred debt costs.
Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. The Operating Partnership is the guarantor of (a) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands pad (totaling $26.7 million at September 30, 2024), (b) a portion of The Waycroft mortgage (approximately $23.6 million of the $146.3 million outstanding balance at September 30, 2024), (c) the Ashbrook Marketplace mortgage (totaling $19.8 million at September 30, 2024), and (d) a portion of the Thruway mortgage (totaling $17.5 million of the $70.0 million outstanding balance at September 30, 2024) .
The Company provides a repayment guaranty of 100% of the loan secured by Twinbrook Quarter during construction and lease-up. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of September 30, 2024, the loan balance and the amount guaranteed were $125.1 million. The Company also provides the lender with a 100% construction completion guaranty.
The Company provides a limited repayment guaranty of $26.6 million for the loan secured by Hampden House during construction and lease-up. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of September 30, 2024, the loan balance was $58.5 million. The Company also provides the lender with a 100% construction completion guaranty.
All other notes payable are non-recourse.

Notes to Consolidated Financial Statements (Unaudited)
The principal amount of the Company’s outstanding debt totaled approximately $1.51 billion at September 30, 2024, of which approximately $1.32 billion was fixed-rate debt and approximately $188.0 million was unhedged variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.66 billion as of September 30, 2024.
At December 31, 2023, the principal amount of the Company’s outstanding debt totaled approximately $1.41 billion, of which $1.13 billion was fixed rate debt and $276.0 million was unhedged variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.52 billion as of December 31, 2023.
At September 30, 2024, the future principal payments of debt, including scheduled maturities and amortization, for years ending December 31, were as follows:

(Dollars in thousands)	Principal Payments
October 1 through December 31, 2024	$8,692
2025	243,243	(1)
2026	166,914
2027	131,878	(2)
2028	50,362
2029	58,541
Thereafter	853,249
Principal amount	1,512,879
Unamortized deferred debt costs	19,997
Net	$1,492,882
(1)Includes $188.0 million outstanding under the Credit Facility.
(2)Includes $100.0 million outstanding under the Credit Facility.
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaling $20.0 million and $19.3 million, net of accumulated amortization of $11.2 million and $10.6 million, at September 30, 2024 and December 31, 2023, respectively, are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
Interest expense, net and amortization of deferred debt costs for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Interest incurred	$18,870	$17,072	$55,355	$48,852
Amortization of deferred debt costs	577	564	1,722	1,687
Capitalized interest	(7,191)	(5,154)	(20,036)	(13,768)
Interest expense	12,256	12,482	37,041	36,771
Less: Interest income	(43)	(63)	(113)	(253)
Interest expense, net and amortization of deferred debt costs	$12,213	$12,419	$36,928	$36,518
6.    Equity
The consolidated statements of operations for the nine months ended September 30, 2024 and 2023, reflect noncontrolling interests of $14.8 million and $12.1 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.

Notes to Consolidated Financial Statements (Unaudited)
At September 30, 2024, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the “Series D Stock”). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends up to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
At September 30, 2024, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends up to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
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

	Average Shares/Awards/Options Outstanding
	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Weighted average common stock outstanding-Basic	24,133	24,059	24,113	24,043
Weighted average effect of dilutive options	10	3	5	1
Weighted average effect of dilutive unvested restricted share awards	12	—	5	—
Weighted average common stock outstanding-Diluted	24,155	24,062	24,123	24,044
Non-dilutive options as of period end	998	1,654	998	1,654
Years non-dilutive options were issued as of period end	2015 through 2022	2014 through 2022	2015 through 2022	2014 through 2022
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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $339,200 and $332,100 for the nine months ended September 30, 2024 and 2023, respectively. All amounts contributed by employees and the Company are fully vested.

Notes to Consolidated Financial Statements (Unaudited)
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the nine months ended September 30, 2024 and 2023, the Company credited to employee accounts $186,900 and $225,500, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $2.3 million and $3.3 million, at September 30, 2024 and December 31, 2023, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company and the Saul Organization are parties to a shared services agreement (the “Agreement”) that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2024 and 2023, which included rental expense for the Company’s headquarters sublease, totaled approximately $8.7 million and $8.0 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, accounts payable, accrued expenses and other liabilities included approximately $961,900 and $1.1 million, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $635,500 and $651,500 for the nine months ended September 30, 2024 and 2023, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $257,000 and $417,000 for the nine months ended September 30, 2024 and 2023, respectively.
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
Pursuant to the Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the nine months ended September 30, 2024, 7,756 shares were credited to directors’ deferred fee accounts and 7,970 shares were issued. As of September 30, 2024, the directors’ deferred fee accounts comprise 123,147 shares.

Notes to Consolidated Financial Statements (Unaudited)
During the nine months ended September 30, 2024, stock option expense totaling $0.6 million was included in general and administrative expense in the Consolidated Statement of Operations. As of September 30, 2024, the estimated future expense related to unvested stock options was approximately $1.1 million.
The table below summarizes the option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,820,000	$49.41	$1,197,380
Granted	—	—	—
Exercised	(10,625)	33.79	58,244
Expired/Forfeited	(626,375)	51.29	—
Outstanding at September 30	1,183,000	48.55	1,512,471
Exercisable at September 30	943,250	50.64	535,135
The intrinsic value of stock options outstanding or exercisable measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. There were 10,625 options exercised during the nine months ended September 30, 2024. No options were exercised during the nine months ended September 30, 2023. At September 30, 2024, the final trading day of the 2024 third quarter, the closing share price of $41.96 was lower than the exercise price of 1.0 million outstanding options granted in 2015 through 2022. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 5.2 years and 4.5 years, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes the 2024 restricted share awards:

	Directors	Officers
Grant date	May 20, 2024	May 17, 2024
Closing price per share	$37.52	$38.10
Fair value per share	34.63	35.27
During the nine months ended September 30, 2024, restricted stock compensation expense totaled $0.3 million, which was included in general and administrative expense in the Consolidated Statement of Operations. As of September 30, 2024, the estimated future expense related to unvested restricted stock grants was approximately $3.0 million.
The table below summarizes the restricted stock activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Estimated Fair Value Per Share	Estimated Aggregate Fair Value
Outstanding at January 1	—	$—	$—
Granted	88,200	35.14	3,099,032
Vested	—	—	—
Forfeited	—	—	—
Outstanding at September 30	88,200	35.14	3,099,032
Authorized future grants	46,800
During the nine months ended September 30, 2024 and 2023, the Company recognized approximately $0.9 million and $1.0 million, respectively, of stock-based compensation expense. As of September 30, 2024, estimated future stock-based compensation expense related to unvested awards under both plans is approximately $4.1 million.
9.    Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, would be approximately $1.12 billion and $957.9 million, respectively, compared to the principal balance of $1.32 billion and $1.13 billion at September 30, 2024 and December 31, 2023, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $0.8 million will be reclassified from other comprehensive income and reflected as a decrease to interest expense.

Notes to Consolidated Financial Statements (Unaudited)
The Company carries its interest-rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models that contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. As of September 30, 2024, the fair value of the interest-rate swaps was approximately $1.3 million and is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.
The table below details the fair value and location of the interest rate swaps as of September 30, 2024 and December 31, 2023.

	Fair Values of Derivative Instruments
(Dollars in thousands)	September 30, 2024		December 31, 2023
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$1,313	Other Assets	$2,742
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2024 and 2023.

	The Effect of Hedge Accounting on Other Comprehensive Income (OCI)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Amount of gain (loss) recognized in OCI	$(2,851)	$2,804	$388	$4,106
Location of gain (loss) reclassified from OCI into income	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs
Amount of (gain) loss reclassified from OCI into income	$(605)	$(593)	$(1,817)	$(1,508)
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
The Company is involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, management believes the resolution of such claims and litigation will not have a material adverse effect on the Company’s consolidated financial statements.

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

	Financial Information By Segment
(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three Months Ended September 30, 2024
Real estate rental operations:
Revenue	$46,463	$20,825	$—	$67,288
Expenses	(10,101)	(7,630)	—	(17,731)
Income from real estate	36,362	13,195	—	49,557
Interest expense, net and amortization of deferred debt costs	—	—	(12,213)	(12,213)
Depreciation and amortization of deferred leasing costs	(7,144)	(4,928)	—	(12,072)
General and administrative	—	—	(5,680)	(5,680)
Net income (loss)	$29,218	$8,267	$(17,893)	$19,592
Capital investment	$4,614	$50,203	$—	$54,817
Total assets	$907,116	$1,194,544	$11,364	$2,113,024

Three Months Ended September 30, 2023
Real estate rental operations:
Revenue	$44,014	$19,752	$—	$63,766
Expenses	(9,945)	(7,416)	—	(17,361)
Income from real estate	34,069	12,336	—	46,405
Interest expense, net and amortization of deferred debt costs	—	—	(12,419)	(12,419)
Depreciation and amortization of deferred leasing costs	(7,156)	(4,940)	—	(12,096)
General and administrative	—	—	(5,179)	(5,179)
Net income (loss)	$26,913	$7,396	$(17,598)	$16,711
Capital investment	$3,952	$43,949	$—	$47,901
Total assets	$920,442	$1,016,267	$24,214	$1,960,923

Notes to Consolidated Financial Statements (Unaudited)

	Financial Information By Segment
(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Nine Months Ended September 30, 2024
Real estate rental operations:
Revenue	$140,161	$60,762	$—	$200,923
Expenses	(31,018)	(22,146)	—	(53,164)
Income from real estate	109,143	38,616	—	147,759
Interest expense, net and amortization of deferred debt costs	—	—	(36,928)	(36,928)
Depreciation and amortization of deferred leasing costs	(21,302)	(14,800)	—	(36,102)
General and administrative	—	—	(17,565)	(17,565)
Gain on disposition of property	181	—	—	181
Net income (loss)	$88,022	$23,816	$(54,493)	$57,345
Capital investment	$13,403	$131,608	$—	$145,011
Total assets	$907,116	$1,194,544	$11,364	$2,113,024

Nine Months Ended September 30, 2023
Real estate rental operations:
Revenue	$132,214	$58,310	$—	$190,524
Expenses	(28,667)	(21,424)	—	(50,091)
Income from real estate	103,547	36,886	—	140,433
Interest expense, net and amortization of deferred debt costs	—	—	(36,518)	(36,518)
Depreciation and amortization of deferred leasing costs	(21,350)	(14,877)	—	(36,227)
General and administrative	—	—	(16,125)	(16,125)
Net income (loss)	$82,197	$22,009	$(52,643)	$51,563
Capital investment	$9,840	$137,427	$—	$147,267
Total assets	$920,442	$1,016,267	$24,214	$1,960,923
13.    Subsequent Events
The Company has reviewed all events and transactions for the period subsequent to September 30, 2024, and determined there are no subsequent events required to be disclosed.

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
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2024.

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
The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as supermarkets and drug stores. The Company has executed leases or leases under negotiation for six more pad sites.
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
Prior to the COVID-19 pandemic, economic conditions within the local Washington, DC metropolitan area had remained relatively stable. Issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion and closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 95.7% at September 30, 2024, from 94.1% at September 30, 2023.
The Company maintains a ratio of total debt to total estimated asset market value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of September 30, 2024, including the $100.0 million hedged variable-rate debt, total fixed-rate debt with staggered maturities from 2025 to 2041 represented approximately 87.6% of the Company’s notes payable, thus mitigating refinancing risk. The Company’s unhedged variable-rate debt consists of $188.0 million outstanding under the Credit Facility. The relatively low amount of variable-rate debt limits our exposure to near-term interest rate fluctuations. Our current development projects are partially funded with long-term, fixed-rate construction-to-permanent debt, which is included in our total fixed-rate debt mentioned above, which also mitigates our exposure to interest-rate fluctuations and refinance risk. Including fixed and variable rate debt, the Company’s outstanding debt totaled approximately $1.51 billion with a weighted average remaining term of 8.7 years as of September 30, 2024. As of September 30, 2024, the Company has availability of approximately $172.6 million under its Credit Facility.
Recent Developments
The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, 452 apartment units and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. Of the expected $331.5 million total cost, $311.3 million has been invested to date. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. During the second quarter of 2023, the Company commenced drawing on the loan and, as of September 30, 2024, the outstanding balance of the loan was $122.7 million, net of unamortized deferred debt costs. Construction of the residential building is complete and Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of November 6, 2024, 134 residential units are leased and 88 are occupied. Of the approximately 105,000 square feet of ground floor retail, the base building is complete and 96,200 square feet (91.6%) has been leased. The leased retail space, including Wegmans, is expected to open at various times throughout 2025 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $246.4 million, of which $185.2 million has been invested to date. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. During the fourth quarter of 2023, the Company commenced drawing on the loan and, as of September 30, 2024, the outstanding balance of the loan was $55.8 million, net of unamortized deferred debt costs. The building structure is substantially complete and removal of the tower crane is planned for November 2024. Exterior façade installation is nearing completion with window testing underway. Permanent power was energized in September 2024. Interior unit finishes are advancing up the tower including framing and drywall installation, painting and bathroom tile installation. Delivery is expected in late 2025.
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

Results of Operations
Three months ended September 30, 2024 (the “2024 Quarter”) compared to the three months ended September 30, 2023 (the “2023 Quarter”)
Net income for the 2024 Quarter increased to $19.6 million from $16.7 million for the 2023 Quarter. Significant changes in revenue and expenses are discussed below.
Revenue

	Three Months Ended September 30,		2023 to 2024 Change
(Dollars in thousands)	2024	2023	Amount	Percent
Base rent	$54,332	$52,141	$2,191	4.2%
Expense recoveries	10,332	9,738	594	6.1%
Percentage rent	381	233	148	63.5%
Other property revenue	521	443	78	17.6%
Credit (losses) recoveries on operating lease receivables, net	(16)	(186)	170	(91.4)%
Rental revenue	65,550	62,369	3,181	5.1%
Other revenue	1,738	1,397	341	24.4%
Total revenue	$67,288	$63,766	$3,522	5.5%
Base rent includes $0.4 million and $(0.1) million for the 2024 Quarter and 2023 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.2 million and $0.3 million, for the 2024 Quarter and 2023 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 5.5% in the 2024 Quarter compared to the 2023 Quarter, as described below.
Base rent. The $2.2 million increase in base rent in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to (a) higher commercial base rent of $1.9 million and (b) higher residential base rent of $0.3 million.
Expense recoveries. The $0.6 million increase in expense recoveries in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to an increase in recoverable property operating expenses.
Other revenue. The $0.3 million increase in other revenue in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to higher lease termination fees.
Expenses

	Three Months Ended September 30,		2023 to 2024 Change
(Dollars in thousands)	2024	2023	Amount	Percent
Property operating expenses	$10,111	$9,720	$391	4.0%
Real estate taxes	7,620	7,641	(21)	(0.3)%
Interest expense, net and amortization of deferred debt costs	12,213	12,419	(206)	(1.7)%
Depreciation and amortization of deferred leasing costs	12,072	12,096	(24)	(0.2)%
General and administrative	5,680	5,179	501	9.7%
Total expenses	$47,696	$47,055	$641	1.4%
Total expenses increased 1.4% in the 2024 Quarter compared to the 2023 Quarter, as described below.
Property operating expenses. The $0.4 million increase in property operating expenses in the 2024 Quarter compared to the 2023 Quarter is primarily attributable to higher repairs and maintenance expenses across the portfolio of $0.4 million.
General and Administrative. General and administrative expenses increased 9.7% in the 2024 Quarter compared to the 2023 Quarter primarily due to (a) higher marketing and leasing costs for Twinbrook Quarter Phase I of $0.2 million and (b) higher stock compensation expense of $0.2 million.

Nine months ended September 30, 2024 (the “2024 Period”) compared to the nine months ended September 30, 2023 (the “2023 Period”)
Net income for the 2024 Period increased to $57.3 million from $51.6 million for the 2023 Period. Significant changes in revenue and expenses are discussed below.
Revenue

	Nine Months Ended September 30,		2023 to 2024 Change
(Dollars in thousands)	2024	2023	Amount	Percent
Base rent	$160,641	$155,750	$4,891	3.1%
Expense recoveries	30,663	27,652	3,011	10.9%
Percentage rent	1,624	1,544	80	5.2%
Other property revenue	2,146	1,413	733	51.9%
Credit (losses) recoveries on operating lease receivables, net	(530)	(160)	(370)	231.3%
Rental revenue	194,544	186,199	8,345	4.5%
Other revenue	6,379	4,325	2,054	47.5%
Total revenue	$200,923	$190,524	$10,399	5.5%
Base rent includes $(0.4) million and $(0.5) million for the 2024 Period and 2023 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.7 million and $0.9 million for the 2024 Period and 2023 Period, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 5.5% in the 2024 Period compared to the 2023 Period, as described below.
Base Rent. The $4.9 million increase in base rent in the 2024 Period compared to the 2023 Period is primarily attributable to (a) higher commercial base rent of $4.0 million and (b) higher residential base rent of $0.9 million.
Expense recoveries. The $3.0 million increase in expense recoveries in the 2024 Period compared to the 2023 Period is primarily attributable to an increase in recoverable property operating expenses.
Other property revenue. The $0.7 million increase in other property revenue in the 2024 Period compared to the 2023 Period is primarily attributable to insurance proceeds of $0.6 million relating to lost rents because of a tenant that temporarily closed its operations.
Other revenue. The $2.1 million increase in other revenue in the 2024 Period compared to the 2023 Period is primarily attributable to higher lease termination fees.
Expenses

	Nine Months Ended September 30,		2023 to 2024 Change
(Dollars in thousands)	2024	2023	Amount	Percent
Property operating expenses	$30,312	$27,502	$2,810	10.2%
Real estate taxes	22,852	22,589	263	1.2%
Interest expense, net and amortization of deferred debt costs	36,928	36,518	410	1.1%
Depreciation and amortization of deferred leasing costs	36,102	36,227	(125)	(0.3)%
General and administrative	17,565	16,125	1,440	8.9%
Total expenses	$143,759	$138,961	$4,798	3.5%
Total expenses increased 3.5% in the 2024 Period compared to the 2023 Period, as described below.
Property Operating Expenses. Property operating expenses increased 10.2% in the 2024 Period compared to the 2023 Period primarily due to (a) higher repairs and maintenance expenses across the portfolio of $2.3 million, of which approximately $1.3 million is an increase in snow removal costs, (b) a lease termination fee paid to a tenant of $0.3 million and (c) higher utility expenses across the portfolio of $0.2 million.

Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs increased 1.1% in the 2024 Period compared to the 2023 Period primarily due to (a) higher interest incurred as a result of higher average outstanding debt of $6.0 million and (b) higher interest incurred as a result of higher weighted average interest rates of $0.5 million, partially offset by (c) higher capitalized interest of $6.3 million related to Twinbrook Quarter Phase I and Hampden House.
General and Administrative. General and administrative expenses increased 8.9% in the 2024 Period compared to the 2023 Period primarily due to (a) higher marketing and leasing costs for Twinbrook Quarter Phase I of $0.5 million, (b) higher consulting fees of $0.4 million, (c) higher salaries and benefits of $0.2 million and (d) higher legal fees of $0.2 million.
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
Same property revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Total revenue	$67,288	$63,766	$200,923	$190,524
Less: Acquisitions, dispositions and development properties	—	—	—	—
Total same property revenue	$67,288	$63,766	$200,923	$190,524

Shopping Centers	$46,463	$44,014	$140,161	$132,214
Mixed-Use properties	20,825	19,752	60,762	58,310
Total same property revenue	$67,288	$63,766	$200,923	$190,524

Total Shopping Center revenue	$46,463	$44,014	$140,161	$132,214
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center revenue	$46,463	$44,014	$140,161	$132,214

Total Mixed-Use property revenue	$20,825	$19,752	$60,762	$58,310
Less: Mixed-Use acquisitions, dispositions and development properties	—	—	—	—
Total same Mixed-Use revenue	$20,825	$19,752	$60,762	$58,310
The $3.5 million increase in same property revenue for the 2024 Quarter compared to the 2023 Quarter was primarily due to (a) higher base rent of $2.2 million, (b) higher expense recoveries of $0.6 million and (c) higher lease termination fees of $0.6 million.
The $10.4 million increase in same property revenue for the 2024 Period compared to the 2023 Period was primarily due to (a) higher base rent of $5.0 million, (b) higher expense recoveries of $3.0 million and (c) higher lease termination fees of $2.3 million.
Mixed-Use same property revenue is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Office mixed-use properties (1)	$10,596	$9,805	$30,411	$28,806
Residential mixed-use properties (residential activity) (2)	9,047	8,774	26,853	26,043
Residential mixed-use properties (retail activity) (3)	1,182	1,173	3,498	3,461
Total Mixed-Use same property revenue	$20,825	$19,752	$60,762	$58,310
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness

Same property operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$19,592	$16,711	$57,345	$51,563
Add: Interest expense, net and amortization of deferred debt costs	12,213	12,419	36,928	36,518
Add: Depreciation and amortization of deferred leasing costs	12,072	12,096	36,102	36,227
Add: General and administrative	5,680	5,179	17,565	16,125
Less: Gain on disposition of property	—	—	(181)	—
Property operating income	49,557	46,405	147,759	140,433
Less: Acquisitions, dispositions and development properties	—	—	—	—
Total same property operating income	$49,557	$46,405	$147,759	$140,433

Shopping Centers	$36,362	$34,069	$109,143	$103,547
Mixed-Use properties	13,195	12,336	38,616	36,886
Total same property operating income	$49,557	$46,405	$147,759	$140,433

Shopping Center operating income	$36,362	$34,069	$109,143	$103,547
Less: Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total same Shopping Center operating income	$36,362	$34,069	$109,143	$103,547

Mixed-Use property operating income	$13,195	$12,336	$38,616	$36,886
Less: Mixed-Use acquisitions, dispositions and development properties	—	—	—	—
Total same Mixed-Use property operating income	$13,195	$12,336	$38,616	$36,886
Same property operating income increased $3.2 million, or 6.8%, for the 2024 Quarter compared to the 2023 Quarter.
Shopping Center same property operating income for the 2024 Quarter totaled $36.4 million, a $2.3 million increase from the 2023 Quarter. Shopping Center same property operating income increased primarily due to (a) higher base rent of $1.1 million, (b) higher lease termination fees of $0.5 million, and (c) higher expense recoveries, net of expenses, of $0.4 million. Mixed-Use same property operating income totaled $13.2 million, a $0.9 million increase from the 2023 Quarter. Mixed-Use same property operating income increased primarily due to (a) higher base rent of $1.1 million, partially offset by (b) lower parking income, net of expenses, of $0.3 million.
Same property operating income increased $7.3 million, or 5.2%, for the 2024 Period compared to the 2023 Period.
Shopping Center same property operating income for the 2024 Period totaled $109.1 million, a $5.6 million increase from the 2023 Period. Shopping Center same property operating income increased primarily due to (a) higher lease termination fees of $2.8 million and (b) higher base rent of $2.6 million. Mixed-Use same property operating income totaled $38.6 million, a $1.7 million increase from the 2023 Period. Mixed-Use same property operating income increased primarily due to (a) higher base rent of $2.4 million, partially offset by (c) lower lease termination fees of $0.5 million.

Mixed-Use same property operating income is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Office mixed-use properties (1)	$6,847	$6,177	$19,644	$18,354
Residential mixed-use properties (residential activity) (2)	5,489	5,297	16,412	16,023
Residential mixed-use properties (retail activity) (3)	859	862	2,560	2,509
Total Mixed-Use same property operating income	$13,195	$12,336	$38,616	$36,886
(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness

Liquidity and Capital Resources
Cash and cash equivalents totaled $7.2 million and $6.6 million at September 30, 2024 and 2023, respectively. The Company maintains cash balances at various financial institutions and, from time to time, those balances may exceed federally insured limits. The Company has not experienced any losses on such deposits and actively monitors its banking relationships to mitigate its exposure to significant credit risk on those deposits. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Net cash provided by operating activities	$92,448	$85,040
Net cash used in investing activities	(145,011)	(147,267)
Net cash provided by financing activities	51,353	55,534
Net decrease in cash and cash equivalents	$(1,210)	$(6,693)
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $2.3 million decrease in cash used in investing activities is primarily due to (a) decreased development expenditures of $4.2 million partially offset by (b) increased additions to real estate investments throughout the portfolio of $2.2 million.
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

The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. Phase I includes an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, 452 apartment units and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we must also invest in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. Of the expected $331.5 million total cost, $311.3 million has been invested to date. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. During the second quarter of 2023, the Company commenced drawing on the loan and, as of September 30, 2024, the outstanding balance of the loan was $122.7 million, net of unamortized deferred debt costs. Construction of the residential building is complete and Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of November 6, 2024, 134 residential units are leased and 88 are occupied. Of the approximately 105,000 square feet of ground floor retail, the base building is complete and 96,200 square feet (91.6%) has been leased. The leased retail space, including Wegmans, is expected to open at various times throughout 2025 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.
The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $246.4 million, of which $185.2 million has been invested to date. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. During the fourth quarter of 2023, the Company commenced drawing on the loan and, as of September 30, 2024, the outstanding balance of the loan was $55.8 million, net of unamortized deferred debt costs. The building structure is substantially complete and removal of the tower crane is planned for November 2024. Exterior façade installation is nearing completion with window testing underway. Permanent power was energized in September 2024. Interior unit finishes are advancing up the tower including framing and drywall installation, painting and bathroom tile installation. Delivery is expected in late 2025.
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
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 43,452 and 38,006 shares pursuant to the DRIP at a weighted average discounted price of $37.21 and $37.74 per share, during the nine months ended September 30, 2024 and 2023, respectively. The Company issued 390,247 limited partnership units pursuant to the DRIP at a weighted average price of $38.12 per unit during the nine months ended September 30, 2024. The Company did not issue any limited partnership units pursuant to the DRIP during the nine months ended September 30, 2023. The Company also credited 5,633 and 5,499 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $37.20 and $37.72 per share, during the nine months ended September 30, 2024 and 2023, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total estimated asset market value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to each property's aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2024.

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
At September 30, 2024, the Company had a $525.0 million Credit Facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, and may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027. Interest accrues at a rate of SOFR plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of September 30, 2024, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On September 30, 2024, based on the value of the Company’s unencumbered properties, approximately $172.6 million was available under the Credit Facility, $288.0 million was outstanding and approximately $185,000 was committed for letters of credit..
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
As of September 30, 2024, the Company was in compliance with all such covenants. See note 5 to the consolidated financial statements for a discussion of all financing activity.
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
On May 28, 2024, the Company closed on a 13.4-year, non-recourse, $100.0 million mortgage secured by Avenel Business Park, Leesburg Pike Plaza, and White Oak Shopping Center. The loan matures in 2037, bears interest at a fixed-rate of 6.38%, requires monthly principal and interest payments of $686,300 based on a 23.4-year amortization schedule and requires a final principal payment of $61.5 million at maturity. Proceeds were used to repay the remaining balance of approximately $51.2 million on the existing mortgages secured by the properties and reduce the outstanding balance of the Company’s Credit Facility. The loan is cross-collateralized and coterminous with the mortgage secured by Beacon Center and Seven Corners Center.
On September 24, 2024, the Company closed on a 15-year, $70.0 million mortgage secured by Thruway Shopping Center. The loan matures in 2039, bears interest at a fixed-rate of 6.41%, requires monthly principal and interest payments of $468,700 based on a 25-year amortization schedule and requires a final principal payment of $41.7 million at maturity. Proceeds were used to reduce the outstanding balance of the Company’s Credit Facility.
During the second quarter of 2023, the Company commenced drawing on its $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of September 30, 2024, the balance of the loan was $122.7 million, net of unamortized deferred debt costs.
During the fourth quarter of 2023, the Company commenced drawing on its $133.0 million loan related to the Hampden House development project. As of September 30, 2024, the balance of the loan was $55.8 million, net of unamortized deferred debt costs.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Funds From Operations
We use certain non-GAAP measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the operating results. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP measures
Funds From Operations (FFO)(1) available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2024 Quarter totaled $28.9 million, an increase of 11.0% compared to the 2023 Quarter. FFO available to common stockholders and noncontrolling interests increased primarily due to (a) higher base rent of $2.2 million, (b) higher lease termination fees of $0.6 million, (c) higher expense recoveries, net of expenses, of $0.2 million, and (d) higher percentage rent of $0.1 million, partially offset by (e) higher general and administrative costs of $0.5 million.
FFO available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2024 Period totaled $84.9 million, an increase of 6.9% compared to the 2023 Period. FFO available to common stockholders and noncontrolling interests increased primarily due to (a) higher base rent of $5.0 million and (b) higher lease termination fees of $2.3 million, partially offset by (c) higher general and administrative costs of $1.4 million, and (d) lower parking revenue, net of expenses, of $0.4 million.
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$19,592	$16,711	$57,345	$51,563
Subtract:
Gain on disposition of property	—	—	(181)	—
Add:
Real estate depreciation and amortization	12,072	12,096	36,102	36,227
FFO	31,664	28,807	93,266	87,790
Subtract:
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,395)
FFO available to common stockholders and noncontrolling interests	$28,866	$26,009	$84,871	$79,395
Weighted average shares and units:
Basic	34,560	33,357	34,469	33,340
Diluted (2)	34,582	34,068	34,478	34,049
Basic FFO per share available to common stockholders and noncontrolling interests	$0.84	$0.78	$2.46	$2.38
Diluted FFO per share available to common stockholders and noncontrolling interests	$0.83	$0.76	$2.46	$2.33
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
During the nine months ended September 30, 2024, restricted stock compensation expense totaled $0.3 million, which was included in general and administrative expense in the Consolidated Statement of Operations. As of September 30, 2024, the estimated future expense related to unvested restricted stock grants was approximately $3.0 million.
For accounting purposes, performance-based awards are not treated as granted until the Board establishes the target for those awards. As of September 30, 2024, (a) no expense has been recognized and (b) no estimate of future expense has been made for the 46,800 performance-based restricted shares awarded to officers where the accounting grant date has not occurred. If those awards had been granted for accounting purposes as of September 30, 2024, the additional estimated future expense would have been approximately $1.7 million, calculated using the fair value method and based on the closing share price of $41.96 on September 30, 2024, the final trading day of the 2024 third quarter.
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

	Average Commercial Rents per Square Foot
	Nine Months Ended September 30,		2023 to 2024 Change
	2024	2023	Amount	Percent
Base rent	$21.16	$20.75	$0.41	1.98%
Effective rent	$19.57	$19.20	$0.37	1.93%

The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
September 30, 2024	50	7	7,807,494	1,136,885	96.6%	89.3%
September 30, 2023	50	7	7,878,088	1,136,885	95.6%	84.4%
As of September 30, 2024, 95.7% of the Commercial portfolio was leased, compared to 94.2% as of September 30, 2023. On a same property basis, 95.7% of the Commercial portfolio was leased as of September 30, 2024 compared to 94.1% as of September 30, 2023. Included in the 95.7% of space leased as of September 30, 2024, is approximately 162,746 square feet of space, representing 1.8% of total Commercial square footage, that has not yet been occupied by the respective tenants. Collectively, these leases are expected to produce approximately $4.5 million of additional annualized base rent, an average of $27.39 per square foot, upon tenant occupancy and following any contractual rent concessions.
The Mixed-Use Commercial leasing percentage is composed of Commercial leases at office mixed-use properties and residential mixed-use properties. The leasing percentage at office mixed-use properties increased to 88.9% as of September 30, 2024 from 83.6% as of September 30, 2023. The retail leasing percentage at residential mixed-use properties no change to 97.0% as of September 30, 2024 from 97.0% as of September 30, 2023.
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

	Commercial Property Leasing Activity				Average Base Rent per Square Foot
Three Months Ended September 30,	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2024 (1)	267,160	32,573	69	6	$20.92	$25.27	$19.75	$24.98
2023	411,363	31,153	74	8	18.24	28.31	17.72	32.57
(1) One lease, for 3,450 square feet, is excluded from the table above because the prior tenant paid percentage rent in lieu of minimum rent.

Additional information about the leasing activity during the three months ended September 30, 2024 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company’s ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	17	—	59
Square feet	41,873	—	261,310
Per square foot average annualized:
Base rent	$28.93	$—	$20.38
Tenant improvements	(5.49)	—	(0.47)
Leasing costs	(1.11)	—	(0.11)
Rent concessions	(0.71)	—	(0.04)
Effective rents	$21.62	$—	$19.76

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers as of September 30, 2024, for each of the next ten years beginning with 2024, assuming that none of the tenants exercise renewal options and excluding an aggregate of 262,766 square feet of unleased space, which represented 3.4% of the gross leasable area ("GLA") of the Shopping Centers as of September 30, 2024.

	Lease Expirations of Shopping Center Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2024 (2)	150,488	sf	1.9%	$3,922,080	2.7%	$26.06
2025	962,157		12.3%	19,267,958	13.1%	20.03
2026	833,598		10.7%	17,001,071	11.6%	20.39
2027	914,894		11.7%	20,239,042	13.8%	22.12
2028	1,396,062		17.9%	21,868,102	14.9%	15.66
2029	1,301,323		16.7%	24,865,459	17.0%	19.11
2030	357,702		4.6%	7,471,804	5.1%	20.89
2031	383,457		4.9%	8,132,614	5.6%	21.21
2032	273,069		3.5%	3,718,836	2.5%	13.62
2033	214,324		2.7%	5,460,743	3.7%	25.48
2034	213,187		2.7%	3,574,868	2.4%	16.77
Thereafter	544,467		7.0%	11,168,209	7.6%	20.51
Total	7,544,728		96.6%	$146,690,786	100.0%	$19.44
(1)Calculated using annualized contractual base rent payable as of September 30, 2024 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2024 expirations, including 78,453 square feet of leases that are month-to-month, is $25.80 per square foot.

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties as of September 30, 2024, for each of the next ten years beginning with 2024, assuming that none of the tenants exercise renewal options and excluding an aggregate of 121,123 square feet of unleased office and retail space, which represented 10.7% of the GLA of the commercial space within the Mixed-Use Properties as of September 30, 2024.

	Commercial Lease Expirations of Mixed-Use Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2024 (2)	24,587	sf	2.2%	$726,520	2.0%	$29.55
2025	93,275		8.2%	5,187,994	14.4%	55.62
2026	118,044		10.4%	4,072,857	11.3%	34.50
2027	86,970		7.6%	2,477,814	6.9%	28.49
2028	59,989		5.3%	1,780,941	4.9%	29.69
2029	51,681		4.5%	1,856,276	5.1%	35.92
2030	69,529		6.1%	2,444,984	6.8%	35.16
2031	175,779		15.5%	3,657,342	10.1%	20.81
2032	15,382		1.3%	239,254	0.7%	15.55
2033	76,776		6.8%	3,835,424	10.6%	49.96
2034	48,743		4.3%	2,468,031	6.8%	50.63
Thereafter	195,007		17.1%	7,354,590	20.4%	37.71
Total	1,015,762	sf	89.3%	$36,102,027	100.0%	$35.54
(1) Calculated using annualized contractual base rent payable as of September 30, 2024, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2024 expirations is $31.03 per square foot.
As of September 30, 2024, the Company had 994 apartment leases, 125 of which will expire in 2024, 746 of which will expire in 2025 and 123 of which will expire in 2026. Annual base rent due under these leases is approximately $8.2 million, $18.6 million and $0.7 million for the years ending December 31, 2024, 2025 and 2026, respectively.
As of September 30, 2024, the Residential portfolio was 98.8% leased, compared to 97.5% as of September 30, 2023.

	Residential Property Leasing Activity	Average Rent per Square Foot
Three Months Ended September 30,	Number of leases	New/Renewed Leases	Expiring Leases
2024	229	$3.75	$3.60
2023	285	3.56	3.42
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

The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of September 30, 2024, the Company had unhedged variable rate indebtedness totaling $188.0 million. If the interest rates on the Company’s unhedged variable rate debt instruments outstanding at September 30, 2024 had been one percentage point higher or lower, annual interest expense relating to these debt instruments would have increased or decreased by $1.9 million based on those balances. As of September 30, 2024, the Company had fixed-rate indebtedness totaling $1.32 billion with a weighted average interest rate of 4.94%. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2024 had been one percentage point higher, the fair value of those debt instruments on that date would have decreased by $60.6 million. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2024 had been one percentage point lower, the fair value of those debt instruments on that date would have increased by $66.3 million.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
During the quarter ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
None
Item 1A. Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2023 Annual Report of the Company on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 31, 2024 dividend distribution acquired 4,693 shares of common stock at a price of $38.96 per share and 40,039 limited partnership units at an average price of $39.49 per unit. The limited partnership units were sold pursuant to Section 4(a)(2) of the Securities Act of 1933.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5.    Other Information
None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.
Item 6.    Exhibits

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).*

99.	(a)	Schedule of Portfolio Properties (filed herewith).

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (“Inline XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

SAUL CENTERS, INC. (Registrant)

Date: November 7, 2024	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: November 7, 2024	/s/ Joel A. Friedman
Joel A. Friedman Executive Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)

Date: November 7, 2024	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)