Form 10-K
period 2024-12-31
SAUL CENTERS, INC.
filed 2025-02-28
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of February 24, 2025 was 24,200,795.
At June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $484.1 million based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.

DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•our substantial relationships with members of the Saul Organization (as hereinafter defined);
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

As of December 31, 2024, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), eight mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.

Management of the Current Portfolio Properties

The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 69 full-time equivalent employees at its headquarters office and 72 full-time employees and eight part-time employees at its properties and with an extensive network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.

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

Operating Strategy

The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-oriented, residential mixed-use projects and expansion of and additions to its grocery-anchored shopping centers in the Washington, DC metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. Including Twinbrook Quarter and Hampden House, the Company has a pipeline of entitled sites in its portfolio, some of which are currently Shopping Centers, for development of up to an additional 3,200 apartment units and 870,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority (“WMATA”) red line Metro stations in Montgomery County, Maryland.

Management believes there is potential for long term growth in cash flow as existing leases for space in the Shopping Centers and Mixed-Use Properties expire and are renewed, or newly available or vacant space is leased. The Company intends to renegotiate leases where possible and seek new tenants for available space in order to optimize the mix of uses to improve foot traffic through the Shopping Centers. As leases expire, management expects to revise rental rates, lease terms and conditions, relocate existing tenants, reconfigure tenant spaces and introduce new tenants with the goals of increasing occupancy, improving overall retail sales, and ultimately increasing cash flow. In those circumstances in which leases are not otherwise expiring, management selectively attempts to increase cash flow through a variety of means, or in connection with renovations or relocations, recapturing leases with below market rents and re-leasing at market rates, as well as replacing financially troubled tenants. When possible, management also will seek to include scheduled increases in base rent, as well as percentage rental provisions, in its leases.

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

Investment in Real Estate

Including Twinbrook Quarter and Hampden House, the Company has a pipeline of entitled sites in its portfolio, some of which are currently Shopping Centers, for development of up to an additional 3,200 apartment units and 870,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority red line Metro stations in Montgomery County, Maryland.

The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as grocery stores. The Company has two executed leases and four leases are under negotiation for a total of six more pad sites.

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

In evaluating a particular redevelopment, renovation, acquisition, or development, management will consider a variety of factors, including: (i) the location, size and accessibility of the property, with an emphasis on the Washington, DC/Baltimore metropolitan area; (ii) the demographic characteristics of the community, as well as the local real estate market, including potential for growth and potential regulatory impediments to development; (iii) property net operating income (see note 15 of the Consolidated Financial Statements for definition), (iv) the purchase price; (v) the non-financial terms of the transaction; (vi) the “fit” of the property with the Company’s existing portfolio; (vii) the potential for, and current extent of, any environmental problems; (viii) the current and historical occupancy rates of the property or any comparable or competing properties in the same market; (ix) the quality of construction and design and the current physical condition of the property; (x) the financial and other characteristics of existing tenants and the terms of existing leases; and (xi) the potential for capital appreciation.

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

Capital Policies

The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value. Book value may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2024.

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

Human Capital

As of December 31, 2024, the Company had approximately 69 full-time equivalent corporate employees and 72 full-time employees and eight part-time employees at its properties. None of our employees are represented by a collective bargaining unit.

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

Recent Developments

The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. The residential portion of Phase I was delivered on October 1, 2024 and includes 452 apartment units. The remaining portions of Phase I include an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we also invested in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. Of the expected $331.5 million total cost, $318.0 million has been invested to date. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. During the second quarter of 2023, the Company commenced drawing on the loan and, as of December 31, 2024, the outstanding balance of the loan was $127.3 million, net of unamortized deferred debt costs. Construction of the residential building is complete and The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of February 24, 2025, 202 residential units have been leased and occupied. Of the approximately 105,000 square feet of ground floor retail, the base building is complete and 96,600 square feet (92.0%) has been leased. The leased retail space, including Wegmans, is expected to open at various times over 2025 and 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $246.4 million, of which $200.5 million has been invested to date. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. During the fourth quarter of 2023, the Company commenced drawing on the loan and, as of December 31, 2024, the outstanding balance of the loan was $71.4 million, net of unamortized deferred debt costs. Exterior façade installation is nearing completion. Interior construction and installation of unit finishes continues. Delivery and opening is expected in late 2025.

Item 1A. Risk Factors
RISK FACTORS

Carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto. If any of the events or developments described below were actually to occur, the Company’s business, financial condition or results of operations could be adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, and results of operations.

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

Any reduction in the ability of our retail tenants, particularly our anchor tenants, to pay base rent or percentage rent may adversely affect our financial condition and results of operations. Small business retail tenants and anchor retailers that lease space in the Company’s properties may experience a deterioration in their sales or other revenue, or experience a constraint on the availability of credit necessary to fund operations, which in turn may adversely impact those tenants’ ability to pay contractual base rents and operating expense recoveries. Economic challenges that can adversely affect our retail tenants and anchor retailers include inflation, labor shortages, supply chain constraints, decreasing consumer confidence and discretionary spending, and increasing energy prices and interest rates. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the retail tenants. Decreasing sales revenue by retail tenants could adversely impact the Company’s receipt of percentage rents required to be paid by tenants under certain leases.

We may be unable to collect balances due from tenants that file for bankruptcy protection.

Historically and from time to time, certain of our tenants experienced financial difficulties and filed for bankruptcy protection, typically under the United States Bankruptcy Code. If a tenant or lease guarantor files for bankruptcy, we may not be able to collect all pre-petition amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate our lease in which event we would have a general unsecured claim that would likely be for less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition and results of operations. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy protection and rejects its leases, we may experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by such tenant.

Our ability to increase our net income depends on the success and continued presence of our shopping center “anchor” tenants and other significant tenants.

A majority of our shopping center properties are anchored by several major tenants and offer primarily day-to-day necessities and services. Thirty-four of our properties are anchored by a grocery store. Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.8% of our total revenue for the year ended December 31, 2024. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. In the event that we are unable to re-lease space vacated by an anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to one or more new anchor tenants. This could reduce our net income.

We may experience difficulty or delay in renewing leases or leasing vacant space.

We derive most of our revenue directly or indirectly from rent received from our office and retail tenants. We are subject to the risks that, upon expiration, leases for space in our properties may not be renewed, the space and other vacant space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than previous lease terms. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See Item 2. Properties—Lease Expirations of Shopping Center Properties and Lease Expirations of Mixed-Use Properties for additional information regarding the scheduled lease expirations in our portfolio. Constraints on the availability of credit to office and retail tenants, necessary to purchase and install improvements, fixtures and equipment, and fund start-up business expenses, could impact the Company’s ability to procure new office and retail tenants for spaces currently vacant in existing operating properties or properties under development. As a result, our results of operations and our net income could be reduced.

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

The continued shift in retail sales towards e-commerce may adversely affect our financial condition, cash flows, and results of operations.

Retailers are increasingly affected by e-commerce and changes in customer buying habits, which were further accelerated as a result of the COVID-19 pandemic. While many of the retailers in our shopping centers sell goods or provide services that are unable to be performed online, the continuing increase in e-commerce sales may cause retailers to adjust the size or number of retail locations in the future or close stores. Our grocery anchors are likewise increasingly incorporating online ordering, home delivery or curbside pickup into their business models, which could reduce foot traffic at our shopping centers and adversely affect our occupancy and rental rates. Changes in shopping trends as a result of the growth in e-commerce may also affect the profitability of retailers that do not adapt to changes in market conditions. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental rates may decline, and our financial condition and results of operations may be adversely impacted.

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

Our real estate assets may be subject to impairment charges.

Our real estate properties are carried at cost less accumulated depreciation, unless circumstances indicate that the carrying amount of these assets may not be recoverable. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. A property’s value is considered to be impaired if the estimated aggregate future undiscounted property cash flows are less than the carrying amount of the property. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows weight potential estimated outcomes as of the balance sheet date based on current plans, intended holding periods and available market information. During the year ended December 31, 2024, we incurred no impairment charges, but there can be no assurance that we will not record impairment charges in the future related to our assets. Any future impairment could have a material adverse effect on our operating results in the period in which the charge is taken.

Risk Factors Related to our Funding Strategies and Capital Structure

We have substantial relationships with members of the Saul Organization whose interests could conflict with the interests of other stockholders.

Influence of Officers, Directors and Significant Stockholders.

Mr. B. F. Saul II, our Chief Executive Officer and Chairman of the Board, D. Todd Pearson, our President and Chief Operating Officer, Joel A. Friedman, our Executive Vice President, Chief Accounting Officer and Treasurer, and Bettina T. Guevara, our Executive Vice President-Chief Legal and Administrative Officer, are officers of certain entities within the Saul Organization, and persons associated with the Saul Organization constitute five of the 12 members of our Board of Directors. In addition, as of December 31, 2024, Mr. B. F. Saul II had the potential to exercise control over 10,852,766 shares of our common stock representing 45.2% of our issued and outstanding shares of common stock. Mr. B. F. Saul II also beneficially owned, as of December 31, 2024, 10,011,903 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation with respect to the Saul Organization is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock, but not Operating Partnership units). As of December 31, 2024, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 38.6% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2024, approximately 600,000 of the 10,011,903 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. B. F. Saul II and members of the Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.

As a result of these relationships, officers of the Saul Organization exercise significant influence over our affairs, which influence might not be consistent with the interests of other stockholders. All related party transactions are reviewed and approved by the Audit Committee in accordance with the Audit Committee charter. Except as discussed below, we do not have any additional written policies or procedures for the review, approval or ratification of transactions with related persons.

Management Time.

Our Chief Executive Officer, President and Chief Operating Officer, Executive Vice President-Chief Legal and Administrative Officer and Executive Vice President-Chief Accounting Officer and Treasurer are also officers of various entities of the Saul Organization. Although we believe that these officers spend management time sufficient to meet their responsibilities as our officers, the amount of management time devoted to us will depend on our specific circumstances at any given point in time. As a result, in a given period, these officers may spend less than a majority of their management time on our matters. Over extended periods of time, we believe that our Chief Executive Officer will spend less than a majority of his management time on Company matters, while our President and Chief Operating Officer, Executive Vice President-Chief Legal and Administrative Officer and Executive Vice President-Chief Accounting Officer and Treasurer may or may not spend less than a majority of their time on our matters.

Exclusivity and Right of First Refusal Agreements.

We acquire, develop, own and manage shopping center properties and own and manage other commercial properties, and, subject to certain exclusivity agreements and rights of first refusal to which we are a party, the Saul Organization separately develops, acquires, owns and manages commercial properties and owns land suitable for development as, among other things, shopping centers and other commercial properties. Therefore, conflicts could develop in the allocation of acquisition and development opportunities with respect to commercial properties other than shopping centers and with respect to development sites, as well as potential tenants and other matters, between us and the Saul Organization. The agreement relating to exclusivity and the right of first refusal between us and the Saul Organization generally requires the Saul Organization to conduct its shopping center business exclusively through us and to grant us a right of first refusal to purchase commercial properties and development sites in certain market areas that become available to the Saul Organization. See Item 13 for risk factor mitigants. See Note 9 to the Consolidated Financial Statements for a discussion of related party transactions.

Shared Services.

We share with the Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2024, are charges totaling $11.4 million, net, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by the Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and the Saul Organization, we have not obtained a third party appraisal of the value of these services. See Item 13 for risk factor mitigants.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $449,300 for the year ended December 31, 2024.

Related Party Rents.

We sublease our corporate headquarters from a member of the Saul Organization, the building of which is owned by another member of the Saul Organization. The lease commenced in March 2002 and expires in February 2027. The Company and the Saul Organization entered into a shared services agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2024 was $847,600. Although the Company believes that this lease has terms comparable to what would have been obtained from a third-party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.

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

Consequently, it is in the interests of the Saul Organization that we continue to hold the contributed portfolio properties, that a portion of our debt remains outstanding or is refinanced and that the Saul Organization guarantees and indemnities remain in place, in order to defer the taxable gain to members of the Saul Organization. Therefore, the Saul Organization may seek to cause us to retain the contributed portfolio properties, and to refrain from reducing our debt or releasing the Saul Organization guarantees and indemnities, even when such action may not be in the interests of some, or a majority, of our stockholders. See Item 13 for risk factor mitigants.

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

As of December 31, 2024, we had approximately $1.55 billion of debt outstanding, approximately $1.37 billion of which was fixed-rate debt and approximately $187.0 million of which was variable-rate debt outstanding under our Credit Facility.

We currently have a general policy of limiting our borrowings to 50% of asset value, i.e., the value of our portfolio, as determined by our Board of Directors by reference to the aggregate annualized cash flow from our portfolio. However, our organizational documents contain no limitation on the amount or percentage of indebtedness that we may incur. Therefore, the Board of Directors could alter or eliminate the current limitation on borrowing at any time. If our debt capitalization policy were changed, we could increase our leverage, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected distributions to stockholders, and in an increased risk of default on our obligations.

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

As of December 31, 2024, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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

All of our properties, as commercial facilities, are required to comply with Title III of the ADA. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. Investigation of a property may reveal non-compliance with the ADA. The requirements of the ADA, or of other federal, state or local laws, also may change in the future and restrict further renovations of our properties with respect to access for disabled persons. Future compliance with the ADA may require expensive changes to the properties.

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

We could be subject to legal or regulatory proceedings that may adversely affect our financial condition and results of operations.

As an owner and operator of commercial properties, we are party to legal and regulatory proceedings from time to time that arise in the ordinary course of business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. We could experience an adverse effect to our financial condition and results of operations due to an unfavorable outcome.

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

The Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code). To protect our REIT status, our articles of incorporation restrict beneficial and constructive ownership (defined by reference to various Code provisions) to no more than 2.5% in value of our issued and outstanding equity securities by any single stockholder with the exception of the Saul Organization, who are restricted to beneficial and constructive ownership of no more than 39.9% in value of our issued and outstanding equity securities.

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

As of December 31, 2024, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 38.6% in value of all our issued and outstanding equity securities. In addition, members of the Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.

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

Any and all dividends that we pay to stockholders are declared at the sole discretion of our Board of Directors and depend on our actual and projected financial condition, results of operations, cash flows, maintenance of our REIT qualification, and such other matters as the Board of Directors may deem relevant from time to time. Our ability to continue to pay dividends on our common stock at historical rates or to increase our common stock dividend rate will depend on a number of factors, including, among others, the following:
•our financial condition and results of future operations;
•the performance of lease terms by tenants;
•the terms of our loan covenants; and
•our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

Stockholders have no contractual or other legal right to dividends, other than those that have been authorized by the Board of Directors in its sole discretion and declared by the Company. If we do not maintain or increase the dividend rate on our common stock, it could have an adverse effect on the market price of our common stock and other securities. Payment of dividends on our common stock may be subject to payment in full of the dividends on any preferred stock or depositary shares and payment of interest on any debt securities we may offer.

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

Item 1B. Unresolved Staff Comments

We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2024 that remain unresolved.

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

Cybersecurity processes have been integrated into the Company’s broader framework of risk management. The Company’s Board of Directors exercises oversight of cybersecurity risks. The Board of Directors entrusts the Audit Committee with responsibility for regularly reviewing and assessing cybersecurity risks to ensure a proactive approach to safeguarding the Company’s digital assets. The Audit Committee’s primary role is to provide an independent and objective assessment of the Company's cybersecurity risk management practices to confirm that they are both effective and aligned with the Company’s strategic objectives. The Audit Committee also reports its findings and recommendations to the Board of Directors, helping the Board of Directors to make informed decisions regarding cybersecurity strategy, investments, and risk. Notwithstanding the Company's efforts, the Company is aware that preventative measures cannot prevent all cybersecurity incidents. While we have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity incident that has materially affected or is reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, there can be no guarantee that we will not experience such an incident in the future. For a detailed discussion of risks from cybersecurity threats, please see “Item 1A. Risk Factors.”

Item 2. Properties

Overview

As of December 31, 2024, the Company is the owner and operator and developer of a real estate portfolio composed of 58 operating properties, totaling approximately 10.2 million square feet of gross leasable area (“GLA”), and four development properties. The properties are located primarily in the Washington, DC/Baltimore, Maryland metropolitan area. The operating property portfolio is composed of 50 neighborhood and community Shopping Centers, and eight Mixed-Use Properties totaling approximately 7.8 million and 2.4 million square feet of GLA, respectively. One property, Seven Corners Center, accounted for more than 5% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants and offer primarily day-to-day necessities and services. Thirty-four of the Shopping Centers were anchored by a grocery store. Only one tenant, Giant Food (4.8%), a tenant at 11 Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2024.

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

In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2024 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 15,500 and 83,400, respectively. The 2024 average household income within a one- and three-mile radius of the Shopping Centers is approximately $156,100 and $162,800, respectively, compared to a national average of $113,200. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

The Shopping Center properties range in size from approximately 19,000 to 573,500 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 156,200 square feet.

Lease Expirations of Shopping Center Properties

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers as of December 31, 2024, for each of the next ten years beginning with 2025, assuming that none of the tenants exercise renewal options and excluding an aggregate of 282,908 square feet of unleased space, which represented 3.6% of the GLA of the Shopping Centers as of December 31, 2024.

Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2025	855,680	sf	11.0%	$17,239,919	11.8%	$20.15
2026	793,490		10.2%	16,680,482	11.4%	21.02
2027	940,656		12.0%	20,457,744	13.9%	21.75
2028	1,409,647		18.1%	22,324,024	15.2%	15.84
2029	1,298,216		16.6%	25,273,822	17.2%	19.47
2030	516,982		6.6%	10,174,318	6.9%	19.68
2031	385,278		4.9%	8,123,737	5.5%	21.09
2032	276,686		3.6%	3,892,344	2.7%	14.07
2033	214,324		2.7%	5,485,506	3.7%	25.59
2034	216,194		2.8%	4,401,354	3.0%	20.36
Thereafter	618,722		7.9%	12,728,228	8.7%	20.57
Total	7,525,875	sf	96.4%	$146,781,478	100.0%	$19.50

(1)Calculated using annualized contractual base rent payable as of December 31, 2024 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.

The Mixed-Use Properties

All of the Mixed-Use Properties are located in the Washington, DC metropolitan area and contain an aggregate GLA of approximately 2.4 million square feet, composed of 1.0 million and 0.2 million square feet of office and retail space, respectively, and 1,458 apartments. The Mixed-Use Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. Accordingly, management believes that the Mixed-Use Properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, DC market and do not compete with one another.

Lease Expirations of Mixed-Use Properties

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2024, for each of the next ten years beginning with 2025, assuming that none of the tenants exercise renewal options and excluding an aggregate of 150,973 square feet of unleased office and retail space, which represented 12.1% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2024.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2025	74,617	sf	6.0%	$3,033,514	8.6%	$40.65
2026	118,044		9.5%	4,077,604	11.6%	34.54
2027	80,352		6.5%	2,495,156	7.1%	31.05
2028	59,989		4.8%	1,796,588	5.1%	29.95
2029	53,974		4.4%	1,894,230	5.4%	35.10
2030	70,815		5.7%	2,577,811	7.3%	36.40
2031	171,261		13.8%	3,492,392	9.9%	20.39
2032	15,382		1.2%	508,329	1.5%	33.05
2033	76,776		6.2%	3,835,424	10.9%	49.96
2034	48,743		3.9%	2,468,031	7.0%	50.63
Thereafter	321,883		25.9%	9,006,710	25.6%	27.98
Total	1,091,836	sf	87.9%	$35,185,789	100.0%	$32.23

(1)Calculated using annualized contractual base rent payable as of December 31, 2024, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.

As of December 31, 2024, the Company had 1,103 apartment leases, 800 of which will expire in 2025 and 303 of which will expire in 2026. Annual base rent due under these leases is $26.2 million and $3.2 million for the years ending December 31, 2025 and 2026, respectively.

Current Portfolio Properties

The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

						Percentage Leased as of December 31, 2024
Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	2024	2023	2022	2021	2020	Anchor / Significant Tenants as at December 31, 2024
Shopping Centers
Ashbrook Marketplace	Ashburn, VA		85,819	2018 (2019)	13.7	100%	100%	100%	100%	100%	Lidl, Planet Fitness, Starbucks, Dunkin Donuts, Valvoline, Cafe Rio, McAlisters Deli, Apple Federal Credit Union
Ashburn Village	Ashburn, VA		221,596	1994-2006	26.4	98%	96%	94%	96%	95%	Giant Food, Hallmark, McDonald's, Dunkin Donuts, Kinder Care, Blue Ridge Grill
Ashland Square Phase I	Dumfries, VA		23,120	2007	2.0	100%	100%	100%	100%	100%	Capital One Bank, CVS Pharmacy, The All American Steakhouse
Beacon Center	Alexandria, VA		359,671	1972 (1993/99/07)	32.3	100%	99%	100%	100%	100%	Lowe's Home Improvement Center, Giant Food, Home Goods, Outback Steakhouse, Marshalls, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave's, Chipotle, Capital One Bank, Wendy's, First Watch
BJ's Wholesale Club	Alexandria, VA		115,660	2008	9.6	100%	100%	100%	100%	100%	BJ's Wholesale Club
Boca Valley Plaza	Boca Raton, FL		121,365	2004	12.7	99%	100%	100%	94%	89%	Publix, Palm Beach Fitness, Anima Domus, Foxtail Coffee
Boulevard	Fairfax, VA		49,140	1994 (1999/09)	4.9	100%	100%	100%	96%	97%	Panera Bread, Party City, Petco, JP Morgan Chase
Briggs Chaney MarketPlace	Silver Spring, MD		194,258	2004	18.2	98%	98%	99%	95%	97%	Global Food, Ross Dress For Less, Advance Auto Parts, McDonald's, Dunkin Donuts, Enterprise Rent-A-Car, Dollar Tree, Dollar General, Salon Plaza, Chipotle
Broadlands Village	Ashburn, VA		174,438	2003/2004/ 2006	24.0	100%	100%	91%	92%	90%	Aldi Grocery, The All American Steakhouse, Dollar Tree, Starbucks, Minnieland Day Care, LA Fitness, Chase Bank, X-Golf, Inova Go Health
Burtonsville Town Square	Burtonsville, MD	(4)	139,928	2017	26.3	100%	100%	100%	100%	100%	Giant Food, Petco, Starbucks, Greene Turtle, Capital One Bank, CVS Pharmacy, Roy Rogers, Mr. Tire, Taco Bell
Countryside Marketplace	Sterling, VA		137,804	2004	16.0	93%	92%	85%	91%	92%	Lotte Plaza Market, CVS Pharmacy, Starbucks, McDonald's, 7-Eleven, VA ABC, K-9 Luxury Pet Hotel

					Percentage Leased as of December 31, 2024
Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	2024	2023	2022	2021	2020	Anchor / Significant Tenants as at December 31, 2024
Cranberry Square	Westminster, MD	141,450	2011	18.9	100%	100%	100%	97%	87%	Giant Food, Giant Gas Station, Staples, Party City, Wendy's, Sola Salons, Ledo Pizza, Hallmark
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	96%	95%	93%	94%	92%	Publix, Orange Theory, Anytime Fitness
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	100%	100%	100%	Chase Bank, Bank of America
French Market	Oklahoma City, OK	246,148	1974 (1984/98)	13.8	80%	63%	75%	75%	78%	Burlington Coat Factory, Petco, The Tile Shop, Lakeshore Learning Center, Dollar Tree, Verizon, Raising Cane's, Skechers, Hobby Lobby, Mathis Sleep Center
Germantown	Germantown, MD	18,982	1992	2.7	100%	100%	100%	100%	100%	CVS Pharmacy, Jiffy Lube
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	100%	100%	99%	93%	98%	Safeway, Panera Bread, Five Guys, Chipotle
Great Falls Center	Great Falls, VA	91,666	2008	11.0	99%	100%	100%	98%	100%	Safeway, CVS Pharmacy, Trustar Bank, Starbucks, Subway
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	100%	100%	100%	Mega Mart, Starbucks, Chuck E. Cheese, Sardi's Chicken, Capital One Bank, Kool Smiles, Wells Fargo
Hunt Club Corners	Apopka, FL	106,886	2006	13.9	99%	98%	98%	99%	100%	Publix, Pet Supermarket, Boost Mobile
Jamestown Place	Altamonte Springs, FL	96,201	2005	10.9	100%	100%	100%	100%	100%	Carrabas Italian Grill, Orlando Health, Crunch Fitness, AT&T
Kentlands Square I	Gaithersburg, MD	119,694	2002	11.5	98%	100%	100%	100%	100%	Lowe's Home Improvement Center, Chipotle, Starbucks, Shake Shack
Kentlands Square II and Kentlands Pad	Gaithersburg, MD	253,322	2011	23.4	100%	100%	96%	97%	97%	Giant Food, At Home, Party City, Panera Bread, Hallmark, Chick-Fil-A, Coal Fire Pizza, Cava Mezza Grill, Truist Bank, Hand & Stone Massage, Crumbl Cookie, Quincy's Restaurant
Kentlands Place	Gaithersburg, MD	40,697	2005	3.4	100%	79%	78%	86%	75%	Bonefish Grill, F45 Training, Dollar Tree
Lansdowne Town Center	Leesburg, VA	196,817	2006	23.3	97%	94%	91%	90%	91%	Harris Teeter, CVS Pharmacy, Panera Bread, Starbucks, Ford's Oyster House, Fusion Learning, Chick-Fil-A, Chase Bank
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	100%	100%	93%	93%	CVS Pharmacy, Capital One Bank, Five Guys, Dollar Tree, Advanced Auto
Lumberton Plaza	Lumberton, NJ	162,718	1975 (1992/96)	23.3	76%	61%	66%	66%	68%	Aldi, Family Dollar, Big Lots, Burger King, Big Rich Fitness, Enterprise Rent-A-Car, Five Below
Metro Pike Center	Rockville, MD	67,488	2010	4.6	96%	96%	85%	85%	83%	Dunkin Donuts, 7-Eleven, Palm Beach Tan, Mattress Warehouse, Salvation Army, Dollar Tree

					Percentage Leased as of December 31, 2024
Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	2024	2023	2022	2021	2020	Anchor / Significant Tenants as at December 31, 2024
Shops at Monocacy	Frederick, MD	111,341	2004	13.0	100%	98%	100%	98%	100%	Giant Food, Panera Bread, Five Guys, California Tortilla, Firehouse Subs, Comcast, NTB, Wing Stop
Northrock	Warrenton, VA	100,032	2009	15.4	94%	94%	96%	94%	99%	Harris Teeter, Longhorn Steakhouse, Ledo's Pizza, Capital One Bank, Novant Health
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	93%	98%	98%	98%	92%	Safeway, Advance Auto Parts, Dollar Tree, McDonald's, Wendy's, Ledo's Pizza, M&T Bank
Olney	Olney, MD	53,765	1975 (1990)	3.7	95%	95%	96%	93%	93%	Walgreens, Olney Grille, Ledo's Pizza, Popeye's, Sardi's Fusion
Orchard Park	Dunwoody, GA	87,365	2007	10.5	99%	99%	100%	100%	99%	Kroger, Jett Ferry Dental
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	95%	98%	97%	98%	100%	Publix, Duffy's Sports Grill, Toojay's Deli, The Tile Shop, Rockler Tools, Sola Salons
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	91%	92%	93%	95%	97%	Giant Food, Dominos, Bank of America
11503 Rockville Pk / 5541 Nicholson Ln	Rockville, MD	40,249	2010 / 2012	3.0	57%	57%	57%	61%	61%	Dr. Boyd's Pet Resort, Metropolitan Emergency Animal Clinic
1500/1580 Rockville Pike	Rockville, MD	64,781	2012/2014	10.2	100%	100%	98%	100%	100%	Party City, CVS Pharmacy
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	99%	97%	96%	94%	96%	Publix, Petco, Planet Fitness, Vision Works, Sanitas Medical Center
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	100%	100%	100%	100%	100%	Armand's Pizza, Candy Kitchen, Summer Salts, Fin's Alehouse, Vacasa
Seven Corners	Falls Church, VA	573,481	1973 (1994-7/07)	31.6	100%	99%	98%	98%	99%	The Home Depot, Giant Food, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, Off-Broadway Shoes, JoAnn Fabrics, Starbucks, Red Robin Gourmet Burgers, Chipotle, Wendy's, Burlington Coat Factory, Mattress Warehouse, J. P. Morgan Chase, Five Below, Raising Canes
Severna Park Marketplace	Severna Park, MD	254,011	2011	20.6	96%	93%	95%	89%	89%	Giant Food, Kohl's, Office Depot, Goodyear, Chipotle, McDonald's, Five Guys, Jersey Mike's, Bath & Body Works, Wells Fargo, MOD Pizza, Petco, AT&T
Shops at Fairfax	Fairfax, VA	68,762	1975 (1993/99)	6.7	100%	100%	100%	98%	97%	99 Ranch
Smallwood Village Center	Waldorf, MD	173,341	2006	25.1	93%	90%	90%	79%	75%	Safeway, CVS Pharmacy, Family Dollar

						Percentage Leased as of December 31, 2024
Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	2024	2023	2022	2021	2020	Anchor / Significant Tenants as at December 31, 2024
Southdale	Glen Burnie, MD		485,628	1972 (1986)	39.8	99%	99%	100%	94%	94%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot, The Tile Shop, Mercy Health Care, Massage Envy, Potbelly, Capital One Bank, Chipotle, Banfield Pet Hospital, Glory Days Grill, Bank of America, Grocery Outlet, Longhorn Steakhouse
Southside Plaza	Richmond, VA		371,761	1972	32.8	99%	96%	95%	98%	96%	Super Fresh, Citi Trends, City of Richmond, McDonald's, Burger King, Kool Smiles, Crafty Crab, Roses
South Dekalb Plaza	Atlanta, GA		163,418	1976	14.6	75%	94%	94%	94%	87%	Emory Clinic, Roses, Deal $, Humana Oak Street Health
Thruway	Winston-Salem, NC		368,688	1972 (1997)	31.5	94%	97%	90%	81%	80%	Harris Teeter, Trader Joe's, Talbots, Hanes Brands, Jos. A. Bank, Chico's, Loft, FedEx Office, New Balance, Aveda Salon, Carter's Kids, McDonald's, Chick-Fil-A, Wells Fargo Bank, Francesca's Collections, Great Outdoor Provision Company, White House / Black Market, Soma, J. Crew, Chop't, Lululemon, Orange Theory, Athleta, Sephora, O2 Fitness, Hallmark, Sleep Number, The Good Feet Store, Hand & Stone Massage, Golf Galaxy
Village Center	Centreville, VA		145,651	1990	17.2	94%	86%	89%	88%	88%	Giant Food, Starbucks, McDonald's, Pet Supplies Plus, Bikram Yoga, Truist Bank, Vitality Fitness
Westview Village	Frederick, MD		103,186	2009	11.6	100%	99%	99%	92%	100%	Silver Diner, Sleepy's, Music & Arts, Firehouse Subs, CiCi's Pizza, Café Rio, Five Guys, Regus, Krispy Kreme, Wendy's, State Employees Credit Union (SECU), GNC, Moby Dick's House of Kabobs
White Oak	Silver Spring, MD		480,676	1972 (1993)	27.9	100%	100%	100%	100%	100%	Giant Food, Sears, Walgreens, Sarku Japan
	Total Shopping Centers	(1)	7,808,783		766.6	96.4%	95.3%	94.7%	93.4%	93.1%

						Percentage Leased as of December 31, 2024
Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	2024	2023	2022	2021	2020		Anchor / Significant Tenants as at December 31, 2024
Mixed-Use Properties (3)
Avenel Business Park	Gaithersburg, MD		390,683	1981-2000	37.1	95%	96%	90%	87%	93%		General Services Administration, Gene Dx, Inc., American Type Culture Collection, Inc.
Clarendon Center-North Block	Arlington, VA	(4)	108,386	2010	0.6	89%	89%	85%	86%	83%		AT&T Mobility, Chipotle, Airlines Reporting Corporation
Clarendon Center-South Block	Arlington, VA	(4)	104,894	2010	1.3	53%	53%	71%	88%	88%		Trader Joe's, Circa, Burke & Herbert Bank, South Block Blends, Keppler Speakers Bureau, Leadership Institute, Massage Envy
Clarendon Center Residential-South Block (244 units)	Arlington, VA	(4)	188,671	2010		97%	98%	97%	98%	95%
Park Van Ness- Residential (271 units)	Washington, DC	(4)	214,600	2016	1.4	97%	97%	97%	96%	95%
Park Van Ness-Retail	Washington, DC	(4)	8,847	2016		76%	76%	32%	100%	100%		Sfoglina Pasta House, Rosedale
601 Pennsylvania Ave.	Washington, DC		227,651	1973 (1986)	1.0	91%	82%	76%	78%	90%		National Gallery of Art, American Assn. of Health Plans, Southern Company, Regus, Capital Grille
Washington Square	Alexandria, VA		236,376	1975 (2000)	2.0	83%	84%	78%	71%	80%		Academy of Managed Care Pharmacy, Cooper Carry, International Information Systems Security Certification Consortium, Trader Joe's, FedEx Office, Talbots, National Association of Drug Court Professionals (NADCP)
The Waycroft-Residential (491 units)	Arlington, VA	(4)	404,709	2020	2.8	99%	98%	98%	97%	76%
The Waycroft-Retail	Arlington, VA	(4)	60,048	2020		100%	100%	100%	91%	90%		Target, Enterprise Rent-A-Car, Silver Diner, Salon Lofts
The Milton at Twinbrook Quarter (452 units)	Rockville, MD		366,120	2024	2.8	48%	—%	—%	—%	—%
Twinbrook Quarter Phase 1-Retail	Rockville, MD		105,924	2024		92%	—%	—%	—%	—%		Wegmans
	Total Mixed-Use Properties	(1)	2,416,909		49.0	87.9%	86.0%	82.5%	82.3%	88.4%	(2)
	Total Portfolio	(1)	10,225,692		815.6	95.2%	94.1%	93.2%	92.0%	92.5%	(2)

Property	Location	Year Acquired or Developed (Renovated)	Land Area (Acres)	Development Activity
Land and Development Properties
Hampden House	Bethesda, MD	2018	0.6	Exterior façade installation is nearing completion. Interior construction and installation of unit finishes continues. Delivery and opening is expected in late 2025.
Twinbrook Quarter - Future Phases	Rockville, MD	2021	6.3	Development timetable yet to be finalized.
Ashland Square Phase II	Manassas, VA	2004	17.3	Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
New Market	New Market, MD	2005	35.5	Parcel will accommodate retail development in excess of 120,000 square feet near I-70, east of Frederick, Maryland. A development timetable has not been determined.
	Total Development Properties		59.7

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
(3)For the purposes of the property count listed elsewhere in this document, residential and commercial are combined. The residential units at Clarendon South, Park Van Ness, The Waycroft and Twinbrook Quarter Phase 1 are all part of the same building as the commercial tenants at those locations.
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

Holders

The approximate number of holders of record of the common stock was 161 as of February 24, 2025. Many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends and Distributions

Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed more than the required amount in 2024 and 2023. See Notes to Consolidated Financial Statements, No. 13, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.

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

Acquisition of Equity Securities by the Saul Organization

Through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan, during the quarter ended December 31, 2024, (a) B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, (b) his spouse, (c) B. F. Saul Company, for which Mr. B. F. Saul II serves as Chairman, and (d) B. F. Saul Property Company, Van Ness Square Corporation, and Westminster Investing, LLC, which are related parties of B. F. Saul Company, acquired an aggregate of 4,835 shares of common stock and 41,248 limited partnership units at an average price of $38.85 per share/unit, in respect of the October 31, 2024 dividend distribution.

No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph

Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Financial Times Stock Exchange Group National Association of Real Estate Investment Trust Equity Index (“FTSE NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on December 31, 2019.

Cumulative Total Return
$225
$200
$175
$150
$125
$100
$75
$50
Total Return Per $100 Invested
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Saul Centers, Inc.
S&P 500
Russell 2000
FTSE NAREIT Equity

Period Ended

Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Saul Centers, Inc.	$100.00	$63.94	$112.91	$91.04	$93.56	$98.23
S&P 500	$100.00	$118.39	$152.34	$124.72	$157.39	$196.55
Russell 2000	$100.00	$119.19	$136.81	$108.82	$127.14	$141.62
NAREIT Equity	$100.00	$92.05	$131.86	$99.78	$113.46	$123.35

Source: Bloomberg

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section discusses the Company’s results of operations for the past two years. Beginning on page 43, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. On page 48, the Company discusses funds from operations, or FFO, which is a non-GAAP financial measure of performance of an equity REIT used by the REIT industry.

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

Overview

The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-oriented, residential mixed-use projects and expansion of and additions to its grocery-anchored shopping centers in the Washington, DC metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the additions of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. Including Twinbrook Quarter and Hampden House, the Company has a pipeline of entitled sites in its portfolio, some of which are currently Shopping Centers, for development of up to an additional 3,200 apartment units and 870,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority red line Metro stations in Montgomery County, Maryland.

The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as grocery stores. The Company has two executed leases and four leases are under negotiation for a total of six more pad sites.

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

Actions taken by the Federal government will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion and closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 95.2% at December 31, 2024, from 94.1% at December 31, 2023.

The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of December 31, 2024, including $100.0 million of hedged variable-rate debt, total fixed-rate debt with staggered maturities from 2026 to 2041 represented approximately 88.0% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s unhedged variable-rate debt consists of $187.0 million outstanding under the Credit Facility. As of December 31, 2024, the Company has availability of approximately $134.5 million under its Credit Facility.

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

Results of Operations

The following is a discussion of the components of revenue and expense for the entire Company. This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on February 29, 2024.

Revenue

	Year ended December 31,			Percentage Change
(Dollars in thousands)	2024	2023	2022	2024 from 2023	2023 from 2022
Base rent	$216,622	$208,295	$201,182	4.0%	3.5%
Expense recoveries	40,826	37,094	36,025	10.1%	3.0%
Percentage rent	1,853	1,790	1,632	3.5%	9.7%
Other property revenue	2,737	2,412	1,910	13.5%	26.3%
Credit (losses) recoveries on operating lease receivables, net	(860)	(534)	88	61.0%	NM
Rental revenue	261,178	249,057	240,837	4.9%	3.4%
Other revenue	7,669	8,150	5,023	(5.9)%	62.3%
Total revenue	$268,847	$257,207	$245,860	4.5%	4.6%

NM = Not Meaningful

Total revenue increased 4.5% in 2024 compared to 2023 as described below.

Base rent: Base rent includes $(7.8) million and $(0.6) million for 2024 and 2023, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.8 million and $1.3 million for 2024 and 2023, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties. The $8.3 million increase in base rent in 2024 compared to 2023 was primarily attributable to (a) higher commercial base rent of $6.4 million and (b) higher residential rent of $1.9 million.

Expense recoveries: The $3.7 million increase in expense recoveries in 2024 compared to 2023 is primarily attributable to an increase in recoverable property operating expenses.

Credit (losses) recoveries on operating lease receivables, net: Credit (losses) recoveries on operating lease receivables, net was a loss of $0.9 million during 2024. The loss is primarily due to higher reserve on lease receivables in 2024.

Other Revenue: The $0.5 million decrease in other revenue was primarily due to lower parking revenue of $0.3 million.

Expenses

	Year ended December 31,			Percentage Change
(Dollars in thousands)	2024	2023	2022	2024 from 2023	2023 from 2022
Property operating expenses	$41,719	$37,489	$35,934	11.3%	4.3%
Real estate taxes	30,342	29,650	28,588	2.3%	3.7%
Interest expense, net and amortization of deferred debt costs	53,696	49,153	43,937	9.2%	11.9%
Depreciation and amortization of deferred leasing costs	50,502	48,430	48,969	4.3%	(1.1)%
General and administrative	25,066	23,459	22,392	6.9%	4.8%
Loss on early extinguishment of debt	—	—	648	NA	NM
Total expenses	$201,325	$188,181	$180,468	7.0%	4.3%

NM = Not Meaningful

Total expenses increased 7.0% in 2024 compared to 2023 as described below.

Property operating expenses: Property operating expenses increased $4.2 million in 2024 compared to 2023 primarily due to (a) increased repairs and maintenance expense across the portfolio of $3.3 million, of which $1.4 million was related to snow removal costs, (b) higher property employee compensation and benefits of $0.4 million and (c) increased utilities expense across the portfolio of $0.3 million.

Real estate taxes: Real estate taxes increased $0.7 million in 2024 compared to 2023, which was due to higher tax assessments across the portfolio.

Interest expense, net and amortization of deferred debt costs: Interest expense, net and amortization of deferred debt costs increased $4.5 million in 2024 compared to 2023 primarily due to (a) $7.9 million of higher interest incurred as a result of higher average outstanding debt partially offset by (b) $0.3 million of lower interest incurred as a result of lower average interest rates and (c) higher capitalized interest of $3.3 million related to Twinbrook Quarter Phase I and Hampden House.

Depreciation and amortization of deferred leasing costs: Depreciation and amortization of deferred leasing costs increased $2.1 million in 2024 compared to 2023 primarily due to Twinbrook Quarter Phase I assets being placed in service during 2024.

General and administrative: General and administrative costs increased $1.6 million in 2024 compared to 2023 primarily due to (a) higher development start-up costs relating to Twinbrook Quarter Phase 1 of $0.8 million, (b) higher consulting fees of $0.4 million and (c) higher director fees of $0.4 million.

Same property revenue and same property operating income

Same property revenue and same property operating income are non-GAAP financial measures of performance and improve the comparability of these measures by excluding the results of properties which were not in operation for the entirety of the comparable reporting periods.

We define same property revenue as total revenue less straight-line base rent and above/below market lease amortization of leases acquired in connection with purchased real estate investment properties minus the revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property operating income as net income plus (a) interest expense, net and amortization of deferred debt costs, (b) depreciation and amortization of deferred leasing costs, (c) general and administrative expenses, (d) change in fair value of derivatives, and (e) loss on the early extinguishment of debt minus (f) gains on sale of property, (g) straight-line base rent and above/below market lease amortization of leases acquired in connection with purchased real estate investment properties and (h) the operating income of properties that were not in operation for the entirety of the comparable periods.

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

The tables below provide reconciliations of property revenue and property operating income under GAAP to same property revenue and same property operating income for the indicated periods. One property, Twinbrook Quarter Phase I, was excluded from same property results.

Same property revenue

	Year ended December 31,
(In thousands)	2024	2023
Total revenue	$268,847	$257,207
Revenue adjustments (1)	6,979	(666)
Acquisitions, dispositions and development properties	(9,294)	—
Total same property revenue	$266,532	$256,541

Shopping Centers	$186,205	$178,547
Mixed-Use properties	80,327	77,994
Total same property revenue	$266,532	$256,541

Total Shopping Center revenue	$186,205	$178,547
Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center revenue	$186,205	$178,547

Total Mixed-Use property revenue	$89,621	$77,994
Mixed-Use acquisitions, dispositions and development properties	(9,294)	—
Total same Mixed-Use revenue	$80,327	$77,994

(1) Revenue adjustments are straight-line base rent and above/below market lease amortization.

The $10.0 million increase in same property revenue in 2024 compared to 2023 was primarily due to (a) higher commercial base rent of $5.5 million, (b) higher property operating expense recoveries of $3.7 million and (c) higher residential base rent of $1.3 million partially offset by (d) higher credit losses on operating receivables of $0.3 million.

Mixed-Use same property revenue is composed of the following:

	Year Ended December 31,
(Dollars In thousands)	2024	2023
Office mixed-use properties (1)	$39,839	$38,831
Residential mixed-use properties (residential activity) (2)	35,994	34,770
Residential mixed-use properties (retail activity) (3)	4,494	4,393
Total Mixed-Use same property revenue	$80,327	$77,994

(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness

Same property operating income

	Year Ended December 31,
(In thousands)	2024	2023
Net income	$67,703	$69,026
Interest expense, net and amortization of deferred debt costs	53,696	49,153
Depreciation and amortization of deferred leasing costs	50,502	48,430
General and administrative	25,066	23,459
Gain on disposition of property	(181)	—
Revenue adjustments (1)	6,979	(666)
Total property operating income	203,765	189,402
Acquisition, dispositions and development properties	(8,108)	—
Total same property operating income	$195,657	$189,402

Shopping Centers	$144,699	$140,062
Mixed-Use properties	50,958	49,340
Total same property operating income	$195,657	$189,402

Shopping Center operating income	$144,699	$140,062
Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center operating income	$144,699	$140,062

Mixed-Use property operating income	$59,066	$49,340
Mixed-Use acquisitions, dispositions and development properties	(8,108)	—
Total same Mixed-Use property operating income	$50,958	$49,340

(1) Revenue adjustments are straight-line base rent and above/below market lease amortization.

During 2024, Shopping Center same property operating income increased 3.3% and Mixed-Use same property operating income increased 3.3%. Shopping Center same property operating income increased primarily due to higher base rent of $4.5 million. Mixed-Use same property operating income increased primarily due to (a) higher residential base rent of $1.3 million and (b) higher commercial base rent of $1.0 million partially offset by (c) lower parking income, net of expenses, of $0.5 million.

Mixed-Use same property operating income is composed of the following:

	Year Ended December 31,
(In thousands)	2024	2023
Office mixed-use properties (1)	$25,701	$24,826
Residential mixed-use properties (residential activity) (2)	22,032	21,358
Residential mixed-use properties (retail activity) (3)	3,225	3,156
Total Mixed-Use same property operating income	$50,958	$49,340

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

Liquidity and Capital Resources

Cash and cash equivalents were $10.3 million and $8.4 million at December 31, 2024 and 2023, respectively. The changes in cash and cash equivalents during the years ended December 31, 2024 and 2023 were attributable to operating, investing and financing activities, as described below.

	Year Ended December 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$121,224	$117,727
Net cash used in investing activities	(188,732)	(203,681)
Net cash provided by financing activities	69,400	81,082
Net increase (decrease) in cash and cash equivalents	$1,892	$(4,872)

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on outstanding debt.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $14.9 million decrease in cash used in investing activities is primarily due to (a) decreased development expenditures of $25.8 million partially offset by (b) increased additions to real estate investments throughout the portfolio of $11.0 million.

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

The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. The residential portion of Phase I was delivered on October 1, 2024 and includes 452 apartment units. The remaining portions of Phase I include an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we also invested in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $331.5 million, of which $271.4 million is related to the development of the residential and retail portions of Phase I and $60.1 million is related to infrastructure and other items. Of the expected $331.5 million total cost, $318.0 million has been invested to date. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. During the second quarter of 2023, the Company commenced drawing on the loan and, as of December 31, 2024, the outstanding balance of the loan was $127.3 million, net of unamortized deferred debt costs. Construction of the residential building is complete and The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of February 24, 2025, 202 residential units have been leased and occupied. Of the approximately 105,000 square feet of ground floor retail, the base building is complete and 96,600 square feet (92.0%) has been leased. The leased retail space, including Wegmans, is expected to open at various times over 2025 and 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the total cost of the project is expected to be approximately $246.4 million, of which $200.5 million has been invested to date. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. During the fourth quarter of 2023, the Company commenced drawing on the loan and, as of December 31, 2024, the outstanding balance of the loan was $71.4 million, net of unamortized deferred debt costs. Exterior façade installation is nearing completion. Interior construction and installation of unit finishes continues. Delivery and opening is expected in late 2025.

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

Contractual Payment Obligations

As of December 31, 2024, the Company had unfunded contractual payment obligations totaling approximately $333.4 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2024.

	Payments Due By Period
(In thousands)	One Year or Less	More Than One Year	Total
Notes Payable:
Interest	$56,002	$466,790	$522,792
Scheduled Principal	35,645	420,141	455,786
Balloon Payments (1)	187,000	909,902	1,096,902
Subtotal	278,647	1,796,833	2,075,480
Corporate Headquarters Lease (2)	850	1,022	1,872
Development and Predevelopment Obligations	29,917	4,576	34,493
Tenant Improvements	23,947	—	23,947
Total Contractual Obligations	$333,361	$1,802,431	$2,135,792

(1)Includes $187.0 million outstanding under the Credit Facility. See Note 5 to the Consolidate Financial Statements.
(2)See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 57,689 and 53,716 shares under the Plan at a weighted average discounted price of $37.50 and $36.46 per share during the years ended December 31, 2024 and 2023, respectively. The Company issued 431,495 and 44,500 limited partnership units under the Plan at a weighted average price of $38.20 and $33.83 per unit during the years ended December 31, 2024 and 2023, respectively. The Company also credited 7,539 and 7,643 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $37.50 and $36.50 per share, during the years ended December 31, 2024 and 2023, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total estimated asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total estimated asset value was below 50% as of December 31, 2024.

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

On May 28, 2024, the Company closed on a 13.4-year, non-recourse, $100.0 million mortgage secured by Avenel Business Park, Leesburg Pike Plaza and White Oak Shopping Center. The loan matures in 2037, bears interest at a fixed-rate of 6.38%, requires monthly principal and interest payments of $686,300 based on a 23.4-year amortization schedule and requires a final principal payment of $61.5 million at maturity. Proceeds were used to repay the remaining balance of approximately $51.2 million on the existing mortgages secured by the properties and reduce the outstanding balance of the Company’s Credit Facility. The loan is cross-collateralized and coterminous with the mortgage secured by Beacon Center and Seven Corners Center.

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

On December 18, 2024, the Company closed on a 15-year, non-recourse, $50.0 million mortgage secured by Ashburn Village Shopping Center. The loan matures in 2040, bears interest at a fixed-rate of 5.47%, requires monthly principal and interest payments of $306,100 based on a 25-year amortization schedule and requires a final principal payment of $28.4 million at maturity. Proceeds were used to repay the remaining balance of approximately $20.5 million on the existing mortgage and reduce the outstanding balance of the Company’s Credit Facility.

The Company's 2023 financing activity is described within Note 5 to the Consolidated Financial Statements. The following is a summary of notes payable as of December 31, 2024 and 2023.

December 31,

(Dollars in thousands)	2024	2023	Interest Rate *		Scheduled Maturity *
Leesburg Pike Center	$—	$11,822	7.35%		Jun-24
Avenel Business Park	—	21,611	7.45%		Jul-24
White Oak	—	19,031	6.89%		Jul-24
Ashburn Village	—	21,805	7.30%		Jan-25
Ravenwood	10,708	11,361	6.18%		Jan-26
Clarendon Center	76,873	81,693	5.31%		Apr-26
Severna Park Marketplace	22,998	24,458	4.30%		Oct-26
Kentlands Square II	26,455	28,093	4.53%		Nov-26
Cranberry Square	12,468	13,224	4.70%		Dec-26
Fixed-rate portion of Credit Facility	100,000	100,000	4.38%		Feb-27
Hampshire-Langley	10,878	11,569	4.04%		Apr-28
Seabreeze Plaza	12,038	12,683	3.99%		Sep-28
Great Falls Center	29,751	30,547	3.91%		Sep-29
Shops at Fairfax / Boulevard	21,424	22,452	3.69%		Mar-30
Northrock	11,597	12,135	3.99%		Apr-30
Burtonsville Town Square	30,874	32,178	3.39%		Feb-32
Park Van Ness	58,838	60,874	4.88%		Sep-32
Washington Square	48,400	50,249	3.75%		Dec-32
BJ's Wholesale Club	14,817	15,099	6.07%		Mar-33
Broadlands Village	27,101	27,999	4.41%		Nov-33
The Glen	19,612	20,234	4.69%		Jan-34
Olde Forte Village	18,964	19,563	4.65%		Feb-34
Olney	12,836	12,655	8.00%		Apr-34
Shops at Monocacy	24,886	25,670	4.14%		Dec-34
Ashbrook Marketplace	19,604	20,216	3.80%		Aug-35
Kentlands	26,456	27,321	3.43%		Aug-35
The Waycroft	145,306	149,078	4.67%		Sep-35
Village Center	23,838	24,460	4.14%		Aug-37
Beacon Center / Seven Corners	136,466	139,570	5.05%		Oct-37
Avenel Business Park / Leesburg Pike Plaza / White Oak	99,060	—	6.38%		Oct-37
Thruway	69,810	—	6.41%		Oct-39
Ashburn Village	50,000	—	5.47%		Jan-40
Hampden House	74,006	7,726	3.90%		Mar-40
Twinbrook Quarter Phase I	129,625	74,909	3.83%		Dec-41
Total fixed rate	1,365,689	1,130,285	4.73%	9.82	years
Variable rate loans:
Variable-rate portion of Credit Facility**	187,000	276,000	SOFR + 1.40%		Aug-25
Total variable rate**	187,000	276,000	5.99%	0.66	years
Total notes payable	$1,552,689	$1,406,285	4.88%	8.72	years

*    Totals computed using weighted averages.
**    The interest rate incurred on our variable rate debt changes monthly and is based on the 1-month Term Secured Overnight Financing Rate (“SOFR”) rate plus a 0.10% SOFR credit spread plus the applicable margin on the Credit Facility, which was 1.40% as of December 31, 2024.

Funds From Operations

In 2024, the Company reported Funds From Operations (“FFO”)1 available to common stockholders and noncontrolling interests of $106.8 million, a 0.5% increased from 2023 FFO available to common stockholders and noncontrolling interests of $106.3 million. FFO available to common stockholders and noncontrolling interests increased primarily due to (a) higher commercial base rent of $6.4 million and (b) higher residential rent of $1.3 million partially offset by (c) the initial operations of Twinbrook Quarter Phase I, which adversely impacted FFO by $5.0 million (d) higher general and administrative costs of $1.2 million and (e) higher credit losses on operating lease receivables of $0.8 million. The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Year ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
Net income	$67,703	$69,026	$65,392
Subtract
Gain on disposition of property	(181)	—	—
Add:
Real estate depreciation and amortization	50,502	48,430	48,969
FFO	118,024	117,456	114,361
Subtract:
Preferred stock dividends	(11,194)	(11,194)	(11,194)
FFO available to common stockholders and noncontrolling interests	$106,830	$106,262	$103,167
Weighted average shares and units:
Basic	34,508	33,474	33,256
Diluted (2)	34,526	34,066	33,972
Basic FFO per share available to common stockholders and noncontrolling interests	$3.10	$3.17	$3.10
Diluted FFO per share available to common stockholders and noncontrolling interests.	$3.09	$3.12	$3.04

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

For the year ended December 31, 2024, restricted stock compensation expense totaled $0.5 million, which was included in general and administrative expense in the Consolidated Statement of Operations. As of December 31, 2024, the estimated future expense related to unvested restricted stock grants was approximately $3.2 million.

For accounting purposes, performance-based awards are not treated as granted until the Board establishes the target for those awards. As of December 31, 2024, (a) no expense has been recognized and (b) no estimate of future expense has been made for the 35,100 performance-based restricted shares awarded to officers where the accounting grant date has not occurred. If those awards had been granted for accounting purposes as of December 31, 2024, the additional estimated future expense would have been approximately $1.3 million, calculated using the fair value method and based on the closing share price of $38.80 on December 31, 2024, the final trading day of 2024.

Portfolio Leasing Status

The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's commercial properties (all properties except for the apartments within The Waycroft, Clarendon Center, Park Van Ness and The Milton at Twinbrook Quarter properties). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Average Annualized Commercial Rents per Square Foot
	Year ended December 31,
	2024	2023	2022
Base rent	$21.30	$20.79	$20.55
Effective rent	$19.70	$19.24	$18.95

The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated. This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2024	50	8	7,808,783	1,242,809	96.4%	87.9%
2023	50	7	7,878,088	1,136,885	95.3%	86.0%

The overall commercial portfolio leasing percentage, on a comparative same property basis, increased to 95.2% at December 31, 2024 from 94.1% at December 31, 2023. Included in the 95.2% of space leased as of December 31, 2024, is approximately 170,422 square feet of space, representing 1.9% of total commercial square footage, that has not been occupied by the tenant. Collectively, these leases are expected to produce approximately $4.4 million of additional annualized base rent, an average of $25.63 per square foot, upon tenant occupancy and following any contractual rent concessions.

The Mixed-Use commercial leasing percentage is composed of commercial leases at office mixed-use properties and residential mixed-use properties. The Mixed-Use portfolio includes 68,895 square feet of leasable retail space and 1,067,990 square feet of leasable office space. On a comparative same property basis, the leasing percentage at office mixed-use properties increased to 86.9% at December 31, 2024 from 85.3% at December 31, 2023 and the retail leasing percentage at residential mixed-use properties was unchanged at 97.0% at December 31, 2024 and 2023.

The following table shows selected data for leases executed in the indicated periods, excluding first generation and/or development leases. The information is based on executed leases without adjustment for the timing of occupancy, tenant defaults, or landlord concessions. The base rent for an expiring lease is the annualized contractual base rent, on a cash basis, as of the expiration date of the lease. The base rent for a new or renewed lease is the annualized contractual base rent, on a cash basis, as of the expected rent commencement date. Because tenants that execute leases may not ultimately take possession of their space or pay all of their contractual rent, the changes presented in the table provide information only about trends in market rental rates. The actual changes in rental income received by the Company may be different.

	Commercial Property Leasing Activity				Average Base Rent per Square Foot
Year ended December 31,	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2024	1,263,347	141,350	276	21	$22.43	$45.29	$21.69	$46.29
2023	1,554,663	229,956	282	35	20.38	36.70	19.35	38.68

Additional information about commercial leasing activity during the three months ended December 31, 2024, is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either as a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	13	6	61
Square feet	57,340	102,509	279,102
Per square foot average annualized:
Base rent	$27.55	$25.80	$22.54
Tenant improvements	(2.51)	(5.62)	(0.04)
Leasing costs	(0.93)	(0.55)	—
Rent concessions	(0.16)	(0.10)	(0.22)
Effective rents	$23.95	$19.53	$22.28

As of December 31, 2024, 930,297 square feet of Commercial space was subject to leases scheduled to expire in 2025. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Commercial Property Leases:	Total
Square feet	930,297
Average base rent per square foot	$21.79
Estimated market base rent per square foot	$21.79

On a same property basis, excluding The Milton at Twinbrook Quarter, the Residential portfolio was 98.3% leased at December 31, 2024, compared to 98.0% at December 31, 2023.

	Residential Property Leasing Activity	Average Rent per Square Foot
Year ended December 31,	Number of leases	New/Renewed Leases	Expiring Leases
2024	890	$3.69	$3.57
2023	929	$3.53	$3.43

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

The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of December 31, 2024, the Company had unhedged variable rate indebtedness totaling $187.0 million. If the interest rates on the Company’s unhedged variable rate debt instruments outstanding at December 31, 2024 had been one percentage point higher or lower, our annual interest expense relating to these debt instruments would have increased or decreased by $1.9 million based on those balances. As of December 31, 2024, the Company had fixed-rate indebtedness totaling $1.37 billion with a weighted average interest rate of 4.73%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2024 had been one percentage point higher, the fair value of those debt instruments on that date would have decreased by $64.4 million. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2024 had been one percentage point lower, the fair value of those debt instruments on that date would have increased by $70.6 million.

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

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Quarterly Assessment.

The Company carried out an assessment as of December 31, 2024 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer, as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer, and its Senior Vice President-Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

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

Disclosure Controls and Procedures and Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management or the Company’s Board of Directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

Limitations on the Effectiveness of Controls.

Management, including the Company’s Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments.

The assessment by the Company’s Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer of the Company’s disclosure controls and procedures and the assessment by the Company’s management of the Company’s internal control over financial reporting included a review of procedures and discussions with the Company’s Disclosure Committee and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting is done on a quarterly basis so that the conclusions concerning the effectiveness of disclosure controls can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective.

Assessment of Effectiveness of Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10‑K.

Changes in Internal Control Over Financial Reporting.

During the three months ended December 31, 2024, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 9, 2025 (the “Proxy Statement”).

Item 11. Executive Compensation

The information this Item requires is incorporated by reference to the information under the captions “Corporate Governance – Compensation of Directors,” “Report of the Compensation Committee,” and “Executive Compensation” (excluding the information under the heading “Pay verses Performance”) of the Proxy Statement.

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

An agreement relating to exclusivity and the right of first refusal between the Company and the Saul Organization generally requires the Saul Organization to conduct its shopping center business exclusively through the Company and to grant the Company a right of first refusal to purchase commercial properties and development sites that become available to the Saul Organization in certain market areas.

We share with the Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors.

It is in the interests of the Saul Organization that we continue to hold certain portfolio properties contributed by the Saul Organization, that a portion of our debt remains outstanding or is refinanced and that the Saul Organization guarantees and indemnities remain in place, in order to defer potential taxable gains to members of the Saul Organization. When conflicts arise, decisions as to sales of the portfolio properties, or any refinancing, repayment or release of guarantees and indemnities with respect to our debt, will be made by the independent directors.

Item 14. Principal Accountant Fees and Services

The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2024 and 2023 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.
PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1	Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP — PCAOB ID Number 34

Consolidated Balance Sheets - December 31, 2024 and 2023.

Consolidated Statements of Operations - Years ended December 31, 2024, 2023, and 2022.

Consolidated Statements of Comprehensive Income – Years ended December 31, 2024, 2023, and 2022.

Consolidated Statements of Equity - Years ended December 31, 2024, 2023, and 2022.

Consolidated Statements of Cash Flows - Years ended December 31, 2024, 2023, and 2022.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule and Supplementary Data

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

19		Insider Trading Policy is filed herewith.

21.		Subsidiaries of Saul Centers, Inc. is filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm is filed herewith.

24.		Power of Attorney (included on signature page).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.**

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.**

97.1		Incentive-based compensation Recoupment Policy filed as Exhibit 97.1 of the 2023 Annual Report on Form 10-K of the Company is hereby incorporated by reference.

101.
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

SAUL CENTERS, INC.
(Registrant)

Date:	February 28, 2025	/s/ B. Francis Saul II
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

Date:	February 28, 2025	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	February 28, 2025	/s/ Patricia Saul Lotuff
Patricia Saul Lotuff, Vice Chairman

Date:	February 28, 2025	/s/ D. Todd Pearson
D. Todd Pearson, President, Chief Operating Officer and Director

Date:	February 28, 2025	/s/ Joel A. Friedman
Joel A. Friedman, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Date:	February 28, 2025	/s/ Carlos L. Heard
Carlos L. Heard, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 28, 2025	/s/ John E. Chapoton
John E. Chapoton, Director

Date:	February 28, 2025	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	February 28, 2025	/s/ Willoughby B. Laycock
Willoughby B. Laycock, Director

Date:	February 28, 2025	/s/ LaSalle D. Lefall III
LaSalle D. Leffall III, Director

Date:	February 28, 2025	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	February 28, 2025	/s/ Earl A. Powell III
Earl A. Powell III, Director

Date:	February 28, 2025	/s/ Andrew M. Saul II
Andrew M. Saul II, Director

Date:	February 28, 2025	/s/ Mark Sullivan III
Mark Sullivan III, Director

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 28, 2025

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP

McLean, Virginia
February 28, 2025

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2024	2023
Assets
Real estate investments:
Land	$562,047	$511,529
Buildings and equipment	1,903,907	1,595,023
Construction in progress	326,193	514,553
	2,792,147	2,621,105
Accumulated depreciation	(767,842)	(729,470)
Total real estate investments, net	2,024,305	1,891,635
Cash and cash equivalents	10,299	8,407
Accounts receivable and accrued income, net	50,949	56,032
Deferred leasing costs, net	25,907	23,728
Other assets	14,944	14,335
Total assets	$2,126,404	$1,994,137
Liabilities
Mortgage notes payable, net	$1,047,832	$935,451
Revolving credit facility payable, net	186,489	274,715
Term loan facility payable, net	99,679	99,530
Construction loans payable, net	198,616	77,305
Accounts payable, accrued expenses and other liabilities	46,162	57,022
Deferred income	23,033	22,748
Dividends and distributions payable	23,469	22,937
Total liabilities	1,625,280	1,489,708
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 50,000,000 and 40,000,000 shares authorized, respectively, 24,302,576 and 24,082,887 shares issued and outstanding, respectively	243	241
Additional paid-in capital	454,086	449,959
Distributions in excess of accumulated earnings	(306,541)	(288,825)
Accumulated other comprehensive income	2,966	2,014
Total Saul Centers, Inc. equity	335,754	348,389
Noncontrolling interests	165,370	156,040
Total equity	501,124	504,429
Total liabilities and equity	$2,126,404	$1,994,137

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Revenue
Rental revenue	$261,178	$249,057	$240,837
Other	7,669	8,150	5,023
Total revenue	268,847	257,207	245,860
Expenses
Property operating expenses	41,719	37,489	35,934
Real estate taxes	30,342	29,650	28,588
Interest expense, net and amortization of deferred debt costs	53,696	49,153	43,937
Depreciation and amortization of deferred leasing costs	50,502	48,430	48,969
General and administrative	25,066	23,459	22,392
Loss on early extinguishment of debt	—	—	648
Total expenses	201,325	188,181	180,468
Gain on disposition of property	181	—	—
Net income	67,703	69,026	65,392
Noncontrolling interests
Income attributable to noncontrolling interests	(17,054)	(16,337)	(15,198)
Net income attributable to Saul Centers, Inc.	50,649	52,689	50,194
Preferred stock dividends	(11,194)	(11,194)	(11,194)
Net income available to common stockholders	$39,455	$41,495	$39,000
Per share net income available to common stockholders
Basic:	$1.64	$1.73	$1.63
Diluted:	$1.63	$1.73	$1.63

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(In thousands)	2024	2023	2022
Net income	$67,703	$69,026	$65,392
Other comprehensive income
Change in unrealized gain on cash flow hedge	1,351	(1,220)	3,962
Total comprehensive income	69,054	67,806	69,354
Comprehensive income attributable to noncontrolling interests	(17,453)	(15,955)	(16,308)
Total comprehensive income attributable to Saul Centers, Inc.	51,601	51,851	53,046
Preferred stock dividends	(11,194)	(11,194)	(11,194)
Total comprehensive income available to common stockholders	$40,407	$40,657	$41,852

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock	Common stock	Additional paid-in capital	Partnership units in escrow	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Balance, December 31, 2021	74,000	23,840,471	$185,000	$238	$436,609	$39,650	$(256,448)	$—	$405,049	$125,438	$530,487
Issuance of common stock:
Pursuant to dividend reinvestment plan	—	143,957	—	2	6,977	—	—	—	6,979	—	6,979
Due to director grants	—	2,200	—	—	105	—	—	—	105	—	105
Due to exercise of stock options	—	26,873	—	—	2,492	—	—	—	2,492	—	2,492
Due to directors’ deferred awards	—	2,508	—	—	118	—	—	—	118	—	118
Issuance of partnership units:
26,659 pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	—	1,322	1,322
Net income	—	—	—	—	—	—	50,194	—	50,194	15,198	65,392
Change in unrealized gain on cash flow hedge	—	—	—	—	—	—	—	2,852	2,852	1,110	3,962
Preferred stock distributions:
Series D	—	—	—	—	—	—	(3,445)	—	(3,445)	—	(3,445)
Series E	—	—	—	—	—	—	(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	—	—	(41,940)	—	(41,940)	(16,264)	(58,204)
Distribution payable preferred stocks:											—
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	—	—	(14,171)	—	(14,171)	(5,486)	(19,657)
Balance, December 31, 2022	74,000	24,016,009	185,000	240	446,301	39,650	(273,559)	2,852	400,484	121,318	521,802
Issuance of common stock:
Pursuant to dividend reinvestment plan	—	61,359	—	1	2,237	—	—	—	2,238	—	2,238
Due to director grants	—	2,400	—	—	81	—	—	—	81	—	81
Due to exercise of stock options	—	—	—	—	1,222	—	—	—	1,222	—	1,222
Due to directors' deferred awards	—	3,119	—	—	118	—	—	—	118	—	118
Issuance of partnership units:
44,500 pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	—	1,505	1,505
708,035 restricted units released from escrow pursuant to the Twinbrook Contribution Agreement	—	—	—	—	—	(39,650)	—	—	(39,650)	39,650	—
Net income	—	—	—	—	—	—	52,689	—	52,689	16,337	69,026
Change in unrealized loss on cash flow hedge	—	—	—	—	—	—	—	(838)	(838)	(382)	(1,220)
Preferred stock distributions:
Series D	—	—	—	—	—	—	(3,445)	—	(3,445)	—	(3,445)
Series E	—	—	—	—	—	—	(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	—	—	(42,553)	—	(42,553)	(16,458)	(59,011)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	—	—	(14,208)	—	(14,208)	(5,930)	(20,138)
Balance, December 31, 2023	74,000	24,082,887	185,000	241	449,959	—	(288,825)	2,014	348,389	156,040	504,429
Issuance of common stock:
Pursuant to dividend reinvestment plan	—	65,228	—	1	2,405	—	—	—	2,406	—	2,406
Due to exercise of stock options	—	10,625	—	—	1,110	—	—	—	1,110	—	1,110
Due to directors’ deferred awards	—	2,986	—	—	116	—	—	—	116	—	116
Due to restricted share awards	—	140,850	—	1	496	—	—	—	497	—	497
Issuance of partnership units:
431,495 pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	—	16,467	16,467
Net income	—	—	—	—	—	—	50,649	—	50,649	17,054	67,703
Change in unrealized gain (loss) on cash flow hedge	—	—	—	—	—	—	—	952	952	399	1,351
Preferred stock distributions:
Series D	—	—	—	—	—	—	(3,445)	—	(3,445)	—	(3,445)
Series E	—	—	—	—	—	—	(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	—	—	(42,686)	—	(42,686)	(18,406)	(61,092)
Distribution payable preferred stocks:
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	—	—	(14,485)	—	(14,485)	(6,184)	(20,669)
Balance, December 31, 2024	74,000	24,302,576	$185,000	$243	$454,086	$—	$(306,541)	$2,966	$335,754	$165,370	$501,124

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$67,703	$69,026	$65,392
Adjustments to reconcile net income to net cash provided by operating activities:
Loss of extinguishment of debt	—	—	648
Gain on disposition of property	(181)	—	—
Depreciation and amortization of deferred leasing costs	50,502	48,430	48,969
Amortization of deferred debt costs	2,353	2,250	1,985
Non-cash compensation costs of stock and option grants	1,723	1,421	1,521
Credit losses (recoveries) on operating lease receivables, net	859	534	(88)
(Increase) decrease in accounts receivable and accrued income	4,224	(243)	2,424
Additions to deferred leasing costs	(6,295)	(5,607)	(2,716)
Decrease in other assets	742	453	4,511
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(691)	1,884	524
Increase (decrease) in deferred income	285	(421)	(2,019)
Net cash provided by operating activities	121,224	117,727	121,151
Cash flows from investing activities:
Additions to real estate investments	(37,229)	(26,196)	(15,781)
Additions to development and redevelopment projects	(151,684)	(177,485)	(101,107)
Proceeds from disposition of property	181	—	—
Net cash used in investing activities	(188,732)	(203,681)	(116,888)
Cash flows from financing activities:
Proceeds from mortgage notes payable	220,000	15,300	199,750
Repayments on mortgage notes payable	(105,593)	(42,332)	(174,096)
Proceeds from revolving credit facility	123,000	160,000	155,000
Repayments on revolving credit facility	(212,000)	(48,000)	(97,000)
Proceeds from construction loans payable	120,997	82,635	—
Payments for debt extinguishment costs	—	—	(593)
Additions to deferred debt costs	(3,453)	(404)	(9,869)
Proceeds from the issuance of:
Common stock	2,406	2,238	8,173
Partnership units	16,467	1,505	1,322
Distributions to:
Series D preferred stockholders	(4,594)	(4,594)	(4,594)
Series E preferred stockholders	(6,600)	(6,600)	(6,600)
Common stockholders	(56,894)	(56,722)	(55,523)
Noncontrolling interests	(24,336)	(21,944)	(21,548)
Net cash provided by (used in) financing activities	69,400	81,082	(5,578)
Net increase (decrease) in cash and cash equivalents	1,892	(4,872)	(1,315)
Cash and cash equivalents, beginning of year	8,407	13,279	14,594
Cash and cash equivalents, end of year	$10,299	$8,407	$13,279
Supplemental disclosure of cash flow information:
Cash paid for interest	$51,647	$46,083	$40,725
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$20,997	$31,166	$19,006

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

As of December 31, 2024, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), eight mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) land and development properties.

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2024, 34 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. One retail tenant, Giant Food (4.8%), a tenant at 11 Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2024.

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of December 31, 2024 and December 31, 2023, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.

The Operating Partnership is a variable interest entity (“VIE”) of the Company because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct the activities of the Operating Partnership and the rights to absorb 69.6% of the net income of the Operating Partnership. Because the Operating Partnership is consolidated into the financial statements of the Company, the identification of it as a VIE has no impact on the consolidated financial statements of the Company.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to impairment of real estate properties and collectability of operating lease receivables. Actual results could differ from those estimates.

Notes to Consolidated Financial Statements
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

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying amount of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying amount is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2024, 2023, or 2022.

Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, for the years ended December 31, 2024, 2023, and 2022, was $46.4 million, $44.2 million, and $44.6 million, respectively. Repairs and maintenance expense totaled $18.8 million, $15.5 million, and $15.2 million for 2024, 2023, and 2022, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.

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

The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying amount of each property at the lower of its carrying amount or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of December 31, 2024 and 2023, the Company had no assets designated as held for sale.

Revenue Recognition

We lease Shopping Centers and Mixed-Use Properties to lessees in exchange for monthly payments that cover rent, and where applicable, reimbursement for property taxes, insurance, and certain property operating expenses. Our leases were determined to be operating leases and generally range in term from one to 15 years.

Notes to Consolidated Financial Statements
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

Deferred Leasing Costs

Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, costs paid to external third-party brokers, and internal lease commissions that are incremental to obtaining a lease and would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $25.9 million and $23.7 million, net of accumulated amortization of approximately $54.6 million and $53.7 million, as of December 31, 2024 and 2023, respectively. Amortization expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled approximately $4.1 million, $4.2 million, and $4.3 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments that generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2024 are held in accounts at various banks. From time to time the Company may maintain deposits with financial institutions in amounts in excess of federally insured limits. The Company has not experienced any losses on such deposits and believes it is not exposed to any significant credit risk on those deposits.

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

As of December 31, 2024, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2024, 2023, and 2022. The tax basis of the Company’s real estate investments was approximately $1.85 billion and $1.59 billion as of December 31, 2024 and 2023, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2021.

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, which are generally covered by insurance. Upon determination that a loss is probable to occur and can be reasonably estimated, the estimated amount of the loss is recorded in the financial statements.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures” (“ASU 2023-07”). ASU 2023-07 enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker, extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption to all periods presented is required. The adoption of ASU 2023-07 had no impact on our financial position or results of operations and the enhanced disclosures are included in note 15.

In November 2024, the FASB issued ASU 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public business entities to provide additional disclosures that disaggregate certain income statement expense captions into specified categories. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact that ASU 2024-03 will have on the Company’s financial position or results of operations and disclosures.

Reclassifications

Certain reclassifications have been made to prior years to conform to the presentation used for the year ended December 31, 2024.

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

The following table shows the components of construction in progress.

(In thousands)	December 31, 2024	December 31, 2023
Hampden House (1)	$217,537	$142,240
Twinbrook Quarter Phase I - Retail/Residential (2)	9,664	248,913
Twinbrook Quarter - Other (3)	84,662	106,200
Other	14,330	17,200
Total	$326,193	$514,553

(1)Includes capitalized interest of $20.8 million and $14.1 million, as of December 31, 2024 and December 31, 2023, respectively.
(2)Includes capitalized interest of $0.6 million and $18.8 million, as of December 31, 2024 and December 31, 2023, respectively.
(3)Other includes infrastructure and site work necessary to support current and future development phases, and includes capitalized interest of $5.4 million and $6.7 million, as of December 31, 2024 and December 31, 2023, respectively.

On October 1, 2024, including capitalized interest, $299.5 million relating to Twinbrook Quarter Phase I - Retail/Residential and $46.0 million relating to Twinbrook Quarter - Other were placed in service.

Allocation of Purchase Price of Real Estate Acquired

The Company allocates the purchase price of real estate investment properties to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, based on their relative fair values.

The gross carrying amount of lease acquisition costs included in deferred leasing costs as of December 31, 2024 and 2023 was $9.4 million and $10.6 million, respectively, and accumulated amortization was $8.4 million and $9.4 million, respectively. Amortization expense totaled, $0.2 million, $0.3 million and $0.4 million, for the years ended December 31, 2024, 2023, and 2022, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2024 and 2023 was $21.8 million and $23.3 million, respectively, and accumulated amortization was $18.0 million and $18.6 million, respectively. Accretion income totaled $0.9 million, $1.3 million, and $1.3 million, for the years ended December 31, 2024, 2023, and 2022, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2024 and 2023 was $0.6 million and $0.6 million, respectively, and accumulated amortization was $260,600 and $227,700, respectively. Amortization expense totaled $32,900, $32,900 and $32,900, for the years ended December 31, 2024, 2023, and 2022, respectively. The remaining weighted-average amortization period as of December 31, 2024 is 4.5 years, 5.3 years, and 5.1 years for lease acquisition costs, above market leases and below market leases, respectively.

Notes to Consolidated Financial Statements
As of December 31, 2024, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2025	$146	$33	$601
2026	123	33	508
2027	119	33	507
2028	117	33	507
2029	103	33	226
Thereafter	372	178	1,504
Total	$980	$343	$3,853

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership

Saul Centers is the sole general partner of the Operating Partnership, owning a 69.6% common interest as of December 31, 2024. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization and a third party. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.

The Saul Organization holds a 29.0% limited partnership interest in the Operating Partnership represented by 10,011,903 limited partnership units, as of December 31, 2024. The units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2024, approximately 600,000 units were eligible for conversion.

As of December 31, 2024, a third party investor holds a 1.4% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers' common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers' common stock.

The impact of the Saul Organization’s 29.0% and the third party's 1.4% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the years ended December 31, 2024, 2023, and 2022, were 34.5 million, 34.1 million, and 34.0 million, respectively.

The Company previously issued 708,035 limited partnership units related to the contribution of Twinbrook Quarter that were held in escrow and released on October 18, 2023.

5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs

At December 31, 2024, the principal amount of outstanding debt totaled $1.55 billion, of which $1.37 billion was fixed rate debt and $187.0 million was variable rate debt. The principal amount of the Company’s outstanding debt totaled $1.41 billion at December 31, 2023, of which $1.13 billion was fixed rate debt and $276.0 million was variable rate debt.

Notes to Consolidated Financial Statements
At December 31, 2024, the Company had a $525.0 million Credit Facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, which may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027, and may not be extended. Interest accrues at the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of December 31, 2024, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On December 31, 2024, based on the value of the Company’s unencumbered properties, approximately $134.5 million was available under the Credit Facility, $287.0 million was outstanding and approximately $185,000 was committed for letters of credit.

On August 23, 2022, the Company entered into two floating-to-fixed interest rate swap agreements to manage the interest rate risk associated with $100.0 million of its variable-rate debt. Each swap agreement became effective October 3, 2022 and each has a $50.0 million notional amount. One agreement terminates on October 1, 2027 and effectively fixes SOFR at 2.96%. The other agreement terminates on October 1, 2030 and effectively fixes SOFR at 2.91%. Because the interest-rate swaps effectively fix SOFR for $100.0 million of variable-rate debt, unless otherwise indicated, $100.0 million of variable-rate debt is treated as fixed-rate debt for disclosure purposes. The Company has designated the agreements as cash flow hedges for accounting purposes.

As of December 31, 2024 and 2023, the fair value of the interest-rate swaps totaled approximately $4.1 million and $2.7 million, respectively, and is included in Other assets in the Consolidated Balance Sheets. The increase in value from inception of the swaps is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.

On December 18, 2024, the Company closed on a 15-year, non-recourse, $50.0 million mortgage secured by Ashburn Village Shopping Center. The loan matures in 2040, bears interest at a fixed-rate of 5.47%, requires monthly principal and interest payments of $306,100 based on a 25-year amortization schedule and requires a final principal payment of $28.4 million at maturity. Proceeds were used to repay the remaining balance of approximately $20.5 million on the existing mortgage and reduce the outstanding balance of the Company’s Credit Facility.

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

On November 19, 2021, the Company closed on a $145.0 million construction-to-permanent loan, the proceeds of which will be used to partially fund Phase I of the Twinbrook Quarter development project. The loan matures in 2041, bears interest at a fixed rate of 3.83%, and requires interest only payments, which will be funded by the loan, until conversion to permanent. The conversion is expected in the fourth quarter of 2026 and, thereafter, monthly principal and interest payments based on a 25-year amortization schedule will be required. During the second quarter of 2023, the Company commenced drawing on the loan and as of December 31, 2024, the balance of the loan was $127.3 million, net of unamortized deferred debt costs.

Notes to Consolidated Financial Statements
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

On February 23, 2022, the Company closed on a $133.0 million construction-to-permanent loan, the proceeds of which will be used to partially fund Hampden House. The loan matures in 2040, bears interest at a fixed rate of 3.90%, and requires interest only payments, which will be funded by the loan, until conversion to permanent. The conversion is expected in the first quarter of 2026, and thereafter, monthly principal and interest payments based on a 25-year amortization schedule will be required. During the fourth quarter of 2023, the Company commenced drawing on the loan and as of December 31, 2024, the balance of the loan was $71.4 million, net of unamortized deferred debt costs.

Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. The Operating Partnership is the guarantor of (a) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands pad (totaling $26.5 million at December 31, 2024) and (b) a portion of the Thruway mortgage (totaling $17.5 million of the $69.8 million outstanding balance at December 31, 2024).

The Company provides a repayment guaranty of 100% of the loan secured by Twinbrook Quarter during construction and lease-up. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of December 31, 2024, the loan balance and the amount guaranteed were $129.6 million. The Company also provides the lender with a 100% construction completion guaranty.

The Company provides a limited repayment guaranty of $26.6 million during construction and lease-up for the loan secured by Hampden House. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of December 31, 2024, the loan balance was $74.0 million. The Company also provides the lender with a 100% construction completion guaranty.

All other notes payable are non-recourse.

The carrying amount of the properties collateralizing the mortgage notes payable totaled $1.6 billion and $1.5 billion, as of December 31, 2024 and 2023, respectively. The Company’s Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2024.
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

Mortgage notes payable totaling $2.0 million at each of December 31, 2024 and 2023, are guaranteed by a member of the Saul Organization.

As of December 31, 2024, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31 are as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2025	$187,000	(1)	$35,646	$222,646
2026	134,088		34,010	168,098
2027	100,000	(2)	33,436	133,436
2028	17,811		34,188	51,999
2029	25,514		34,748	60,262
Thereafter	632,489		283,758	916,247
Principal amount	$1,096,902		$455,786	1,552,688
Unamortized deferred debt costs				20,072
Net				$1,532,616

(1)Includes $187.0 million outstanding under the revolving credit facility of the Credit Facility. The revolving credit facility may be extended by the Company for one additional year, subject to satisfaction of certain conditions.
(2)Includes $100.0 million outstanding under the term loan of the Credit Facility.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $20.1 million and $19.3 million, net of accumulated amortization of $11.2 million and $10.6 million at December 31, 2024 and 2023, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

The components of interest expense are set forth below.

	Year ended December 31,
(In thousands)	2024	2023	2022
Interest incurred	$74,359	$66,717	$53,219
Amortization of deferred debt costs	2,353	2,250	1,985
Capitalized interest	(22,857)	(19,519)	(11,191)
Interest expense	53,855	49,448	44,013
Less: Interest income	(159)	(295)	(76)
Interest expense, net and amortization of deferred debt costs	$53,696	$49,153	$43,937

Deferred debt costs capitalized during the years ended December 31, 2024, 2023 and 2022 totaled $3.5 million, $0.4 million and $9.9 million, respectively.

Notes to Consolidated Financial Statements
6.    Lease Agreements

Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2024, 2023, and 2022, amounted to $216.6 million, $208.3 million, and $201.2 million, respectively. Future contractual payments under noncancelable leases for years ending December 31 (which exclude the effect of straight-line rents), are as follows:

(In thousands)
2025	$178,480
2026	164,408
2027	148,693
2028	128,076
2029	101,473
Thereafter	394,891
$1,116,021

The majority of the leases provide for rental increases based on fixed annual increases or increases in the Consumer Price Index and expense recoveries based on increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2024, 2023, and 2022, amounted to $40.8 million, $37.1 million and $36.0 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.9 million, $1.8 million, and $1.6 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

7.    Long-term Lease Obligations

Flagship Center consists of two developed out parcels that are part of a larger adjacent community shopping center formerly owned by the Saul Organization and sold to an affiliate of a tenant in 1991. The Company has a 90-year ground leasehold interest, which commenced in September 1991, with a minimum rent of one dollar per year. Countryside Marketplace was acquired in February 2004. Because of certain land use considerations, approximately 3.4% of the underlying land is held under a 99-year ground lease. The lease requires the Company to pay minimum rent of one dollar per year as well as its pro-rata share of the real estate taxes.

The Company’s corporate headquarters space is leased by a member of the Saul Organization. The lease commenced in March 2002 and expires in February 2027. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2024, 2023, and 2022 was $847,600, $871,300, and $824,300, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

On February 28, 2022, the lease was extended for an additional period of 60 months. In conjunction with the lease extension, a right of use asset and corresponding lease liability was recognized of $3.8 million and $3.8 million, respectively. The right of use asset and corresponding lease liability totaled $1.7 million and $1.8 million, respectively, at December 31, 2024.

8.    Equity and Noncontrolling Interests

The Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022 reflect noncontrolling interests of $17.1 million, $16.3 million, and $15.2 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.

Notes to Consolidated Financial Statements
At December 31, 2024, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the “Series D Stock”). The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

At December 31, 2024, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.00% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.00% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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

	December 31,
(Shares in thousands)	2024	2023	2022
Weighted average common shares outstanding - Basic	24,124	24,051	23,964
Weighted average effect of dilutive options	7	2	8
Weighted average effect of dilutive unvested restricted share awards	11	—	—
Weighted average common stock outstanding - Diluted	24,142	24,053	23,972
Average share price	$38.51	$37.47	$46.21
Non-dilutive options as of period end	998	1,602	1,768
Years non-dilutive options were issued as of period end	2015 through 2022	2014 through 2022	2013 through 2022

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

The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $431,500, $425,300, and $387,700, for 2024, 2023, and 2022, respectively. All amounts deferred by employees and contributed by the Company are fully vested.

Notes to Consolidated Financial Statements
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount and the Company matches those deferrals up to three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $324,100, $390,400, and $337,900, for the years ended December 31, 2024, 2023, and 2022, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $2.5 million and $3.3 million, at December 31, 2024 and 2023, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2024, 2023, and 2022, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $11.4 million, $10.6 million, and $9.6 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2024 and 2023, accounts payable, accrued expenses and other liabilities included $1.2 million and $1.1 million, respectively, representing billings due to the Saul Organization for the Company’s share of these ancillary costs and expenses.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $449,300, $562,800, and $286,900, for the years ended December 31, 2024, 2023, and 2022, respectively.

10.    Stock-based Employee Compensation, Stock Option Plans, and Deferred Compensation Plan for Directors

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

The Company uses the fair value method to value and account for employee stock options. The fair value of options granted is determined at the time of each award using the Black-Scholes model, a widely used method for valuing stock-based employee compensation, and the following assumptions: (1) Expected Volatility determined using the most recent trading history of the Company’s common stock (month-end closing prices) corresponding to the average expected term of the options; (2) Average Expected Term of the options is based on prior exercise history, scheduled vesting and the expiration date; (3) Expected Dividend Yield determined by management after considering the Company’s current and historic dividend yield rates, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date; and (4) a Risk-free Interest Rate based upon the market yields of U.S. Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted ratably over the vesting period and includes the amounts as compensation expense in general and administrative expenses.

Pursuant to the Options Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board of Directors. If a director elects to their have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the twelve months ended December 31, 2024, 10,526 shares were credited to director's deferred fee accounts and 7,970 shares were issued. As of December 31, 2024, the director's deferred fee accounts total 125,917 shares.

Notes to Consolidated Financial Statements
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

The following table summarizes the assumptions used in the valuation of the 2023 and 2022 option grants. During the year ended December 31, 2024, stock option expense totaling $0.7 million was included in general and administrative expense in the Consolidated Statements of Operations. As of December 31, 2024, the estimated future expense related to unvested stock options was $1.0 million.

	Directors		Officers
Grant date	May 12, 2023	May 13, 2022	May 12, 2023	May 13, 2022
Exercise price	$33.79	$47.90	$33.79	$47.90
Fair value per option	$6.53	$8.34	$6.06	$7.66
Volatility	0.319	0.300	0.288	0.271
Expected life (years)	5.0	5.0	7.0	7.0
Assumed yield	4.94%	4.90%	4.96%	4.93%
Risk-free rate	3.45%	2.89%	3.45%	2.95%

Notes to Consolidated Financial Statements
The table below summarizes the option activity for the years 2024, 2023, and 2022:

	2024		2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,820,000	$49.41	1,768,375	$51.28	1,601,250	$51.73
Granted	—	—	253,500	33.79	248,000	47.90
Exercised	(10,625)	33.79	—	—	(26,875)	44.44
Expired/Forfeited	(626,375)	51.29	(201,875)	46.20	(54,000)	52.60
Outstanding December 31	1,183,000	48.55	1,820,000	49.41	1,768,375	51.28
Exercisable at December 31	943,250	50.64	1,370,125	52.02	1,237,250	52.76

The intrinsic value of stock options outstanding or exercisable measures the price difference between the options' exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. There were 10,625 options exercised in 2024. There were no options exercised in 2023. The intrinsic value of options exercised in 2024 was $58,200. The intrinsic value of options outstanding and exercisable at year end 2024 was $0.9 million and $0.3 million, respectively. The intrinsic value of options outstanding and exercisable at year end 2023 was $1.2 million and $0.2 million, respectively. At December 31, 2024, the final trading day of calendar 2024, the closing price of $38.80 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2024 are 4.3 and 4.9 years, respectively.

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

Notes to Consolidated Financial Statements
The following table summarizes the 2024 restricted share awards:

	Directors	Officers
Grant date	May 20, 2024	May 17, 2024	December 5, 2024
Target restricted shares	18,000	70,200	11,700
Change in awards based on performance	—	5,850	—
Closing price per share	$37.52	$38.10	$40.35
Fair value per share	34.63	38.08	36.44

During the year ended December 31, 2024, restricted stock compensation expense totaled $0.5 million, which was included in general and administrative expense in the Consolidated Statement of Operations. As of December 31, 2024, the estimated future expense related to unvested restricted stock grants was approximately $3.2 million.

The table below summarizes the restricted stock activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Estimated Fair Value Per Share	Estimated Aggregate Fair Value
Outstanding at January 1	—	$—	$—
Granted	99,900	35.29	3,525,351
Vested	—	—	—
Change in awards based on performance	5,850	33.73	197,309
Forfeited	—	—	—
Outstanding at December 31	105,750	35.20	3,722,660
Authorized future grants	35,100

During the year ended December 31, 2024 and 2023, the Company recognized approximately $1.2 million and $1.2 million, respectively, of stock-based compensation expense. As of December 31, 2024, estimated future stock-based compensation expense related to unvested awards under both plans is approximately $4.2 million.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to the Company (the “Insider Trading Policy”). The Company’s Insider Trading Policy is filed as Exhibit 19.1 to this annual report on
Form 10-K.

11.    Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and floating rate debt are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, would be approximately $1.10 billion and $957.9 million as of December 31, 2024 and 2023, respectively, compared to the principal balances of $1.37 billion and $1.13 billion at December 31, 2024 and 2023, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

12.    Derivatives and Hedging Activities

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount

Notes to Consolidated Financial Statements
The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $1.2 million will be reclassified from other comprehensive income and reflected as a decrease to interest expense.

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

The table below details the fair value and location of the interest rate swaps as of December 31, 2024 and 2023.

	Fair Values of Derivative Instruments
	December 31,
(In thousands)	2024		2023
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$4,093	Other Assets	$2,742

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2024, 2023, and 2022.

	The Effect of Hedge Accounting on Other Comprehensive Income (OCI)
	December 31,
(In thousands)	2024	2023	2022
Amount of gain recognized in OCI	$3,618	$900	$4,139
Location of gain reclassified from OCI into income	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs
Amount of gain reclassified from OCI into income	$(2,267)	$(2,120)	$(177)

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

The Company paid common stock distributions of $2.36 per share in 2024, $2.36 per share in 2023, and $2.32 per share in 2022, Series D preferred stock dividends of $1.53, $1.53 and $1.53, respectively, per depositary share in 2024, 2023, and 2022, and Series E preferred stock dividends of $1.50, $1.50, and $1.50, respectively, per depositary share in 2024, 2023, and 2022. Of the common stock dividends paid, $1.69 per share, $1.75 per share, and $1.32 per share, represented ordinary dividend income in 2024, 2023, and 2022, respectively, and $0.67 per share, $0.61 per share, and $1.00 per share represented return of capital to the shareholders in 2024, 2023, and 2022, respectively. All of the preferred dividends paid represented ordinary dividend income.

The following summarizes distributions paid during the years ended December 31, 2024, 2023, and 2022, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
(Dollars in thousands, except per share amounts)	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shares Issued	Discounted Share Price	Limited Partnership Units Issued	Average Unit Price
Distributions during 2024
4th Quarter	$2,798	$14,252	$6,160	16,143	$38.39	41,248	$38.90
3rd Quarter	2,799	14,215	6,136	15,992	38.96	40,039	39.49
2nd Quarter	2,798	14,221	6,110	17,086	35.11	43,696	35.59
1st Quarter	2,799	14,206	5,930	16,007	37.71	306,512	38.30
Total 2024	$11,194	$56,894	$24,336	65,228		431,495
Distributions during 2023
4th Quarter	$2,798	$14,195	$5,486	17,854	$33.35	44,500	$33.83
3rd Quarter	2,799	14,192	5,486	14,689	37.75	—	—
2nd Quarter	2,798	14,164	5,486	15,587	34.92	—	—
1st Quarter	2,799	14,171	5,486	13,229	41.06	—	—
Total 2023	$11,194	$56,722	$21,944	61,359		44,500
Distributions during 2022
4th Quarter	$2,798	$14,159	$5,486	13,698	$39.70	—	$—
3rd Quarter	2,799	14,156	5,486	10,577	50.80	—	—
2nd Quarter	2,798	13,625	5,292	57,819	51.61	12,955	51.55
1st Quarter	2,799	13,583	5,284	61,863	47.66	13,704	48.16
Total 2022	$11,194	$55,523	$21,548	143,957		26,659

In December 2024, the Board of Directors of the Company authorized a distribution of $0.59 per common share payable in January 2025 to holders of record on January 15, 2025. As a result, $13.7 million was paid to common shareholders on January 31, 2025. Also, $6.2 million was paid to limited partnership unit holders on January 31, 2025 ($0.59 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of (a) $0.3750 per Series E depositary share and (b) $0.3828 per Series D depositary share to holders of record on January 2, 2025. As a result, $2.8 million was paid to preferred shareholders on January 15, 2025. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

Notes to Consolidated Financial Statements
15.    Business Segments

The Company’s operating segments conform with our method of internal reporting and the way the Chief Executive Officer, who is also the Chief Operating Decision Maker (“CODM”), evaluates financial results, allocates resources and manages the business. The Company has identified each property as an operating segment. The properties have been aggregated into two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). All properties within each segment generate similar types of revenues and expenses related to tenant rent, expense reimbursements and operating expenses. Although services are provided to a variety of tenants, the types of services provided to them are similar within each segment. The properties within each reportable segment have similar economic characteristics, and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout each reportable segment. Certain reclassifications have been made to prior year information to conform to the 2024 presentation.

The CODM measures and evaluates the performance of our operating segments based on property net operating income (“NOI”), and considers this metric when allocating operating and capital resources to each segment. NOI includes property revenue and other revenue and deducts property operating expenses and real estate taxes. Total property revenue includes most components of rental revenue, except straight-line rent and above and below market lease amortization, plus parking revenues and lease termination fee revenue. NOI also excludes interest expense, depreciation and amortization, general and administrative expense, and gains and losses.

The following tables summarize property net operating income and total assets for each of our reportable segments:

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the year ended December 31, 2024
Revenue:
Total property revenue	$186,205	$89,621	$275,826
Revenue adjustments (1)			(6,979)
Total revenue			$268,847
Expenses:
Real estate taxes	(19,469)	(10,873)
Repairs & maintenance	(11,872)	(6,899)
Other expenses (2)	(10,165)	(12,783)
Property net operating income	$144,699	$59,066	$203,765
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(53,696)
Depreciation and amortization of deferred leasing costs			(50,502)
General and administrative			(25,066)
Revenue adjustments (1)			(6,979)
Gain on disposition of property			181
Net income			$67,703

Capital investment	$18,010	$170,723	$188,733
Total assets per segment	$903,141	$1,206,655	$2,109,796
Other assets (3)			16,608
Total assets			$2,126,404

Notes to Consolidated Financial Statements

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the year ended December 31, 2023
Revenue:
Total property revenue	$178,547	$77,994	$256,541
Revenue adjustments (1)			666
Total revenue			$257,207
Expenses:
Real estate taxes	(18,808)	(10,842)
Repairs & maintenance	(9,320)	(6,181)
Other expenses (2)	(10,356)	(11,632)
Property net operating income	$140,063	$49,339	$189,402
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(49,153)
Depreciation and amortization of deferred leasing costs			(48,430)
General and administrative			(23,459)
Revenue adjustments (1)			666
Net income			$69,026

Capital investment	$16,491	$187,190	$203,681
Total assets per segment	$918,089	$1,057,332	$1,975,421
Other assets (3)			18,716
Total assets			$1,994,137

As of or for the year ended December 31, 2022
Revenue:
Total property revenue	$171,415	$73,631	$245,046
Revenue adjustments (1)			814
Total revenue			$245,860
Expenses:
Real estate taxes	(17,813)	(10,775)
Repairs & maintenance	(9,701)	(5,527)
Other expenses (2)	(9,381)	(11,325)
Property net operating income	$134,520	$46,004	$180,524
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(43,937)
Depreciation and amortization of deferred leasing costs			(48,969)
General and administrative			(22,392)
Revenue adjustments (1)			814
Loss on early extinguishment of debt			(648)
Net income (loss)			$65,392

Capital investment	$8,412	$108,476	$116,888
Total assets per segment	$928,071	$885,500	$1,813,571
Other assets (3)			19,731
Total assets			$1,833,302
(1)    Revenue adjustments are straight-line base rent and above/below market lease amortization.
(2)    Other expenses include payroll, utilities, insurance, legal, parking, advertising, and other.
(3)    Other assets include cash on hand, swap assets, and an operating lease right of use asset.

Notes to Consolidated Financial Statements

16.    Subsequent Events

The Company has reviewed all events and transactions for the period subsequent to December 31, 2024, and determined there are no subsequent events required to be disclosed.

Real Estate and Accumulated Depreciation
December 31, 2024
(Dollars in thousands)

		Costs										Buildings
		Capitalized	Basis at Close of Period									and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Book Value	Related Debt (2)	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashbrook, Ashburn, VA	$8,938	$25,514	$13,258	$21,194	$—	$34,452	$3,532	$30,920	$19,604	2019	5/18	50
Ashburn Village, Ashburn, VA	11,431	21,282	6,764	25,814	135	32,713	17,728	14,985	50,000	1994 & 2000-6	3/94	40
Ashland Square Phase I, Manassas, VA	1,178	7,508	1,178	7,508	—	8,686	3,625	5,061	—	2007, 2013	12/04	20 & 50
Beacon Center, Alexandria, VA	24,161	18,595	22,691	20,065	—	42,756	17,379	25,377	52,487	1960 & 1974	1/72 , 11/16	40 & 50
BJ's Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623	—	22,623	14,817		3/08
Boca Valley Plaza, Boca Raton, FL	16,720	4,076	5,735	15,061	—	20,796	7,644	13,152	—		2/04	40
Boulevard, Fairfax, VA	4,883	4,754	3,687	5,942	8	9,637	4,212	5,425	8,929	1969, 1999 & 2009	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	5,976	9,789	23,183	41	33,013	12,824	20,189	—		4/04	40
Broadlands Village, Ashburn, VA	5,316	37,048	5,300	36,957	107	42,364	17,575	24,789	27,101	2002-3, 2004 & 2006	3/02	40 & 50
Burtonsville Town Square, Burtonsville, MD	74,212	6,363	28,402	52,149	24	80,575	11,500	69,075	30,874	2010	1/17	20 & 45
Countryside Marketplace, Sterling, VA	28,912	5,180	7,666	26,378	48	34,092	14,624	19,468	—		2/04	40
Cranberry Square, Westminster, MD	31,578	2,254	6,700	27,132	—	33,832	9,129	24,703	12,468		9/11	40
Cruse MarketPlace, Cumming, GA	12,226	1,044	3,901	9,369	—	13,270	4,940	8,330	—		3/04	40
Flagship Center, Rockville, MD	160	409	169	400	—	569	170	399	—	1972	1/72
French Market, Oklahoma City, OK	5,781	18,626	1,118	22,806	483	24,407	15,237	9,170	—	1972 & 1998	3/74	50
Germantown, Germantown, MD	2,034	566	2,034	566	—	2,600	497	2,103	—	1990	08/93	40
The Glen, Lake Ridge, VA	12,918	8,835	5,300	16,444	9	21,753	11,951	9,802	19,612	1993 & 2005	6/94	40
Great Falls Center, Great Falls, VA	41,750	3,582	14,766	30,566	—	45,332	13,833	31,499	29,751		3/08	40
Hampshire Langley, Takoma, MD	3,159	3,690	1,892	4,947	10	6,849	4,232	2,617	10,878	1960	1/72	40
Hunt Club Corners / Hunt Club Pad Site, Apopka, FL	12,584	4,901	4,822	12,654	9	17,485	7,004	10,481	—		6/06, 12/12	40
Jamestown Place, Altamonte Springs, FL	14,055	3,506	4,455	13,106	—	17,561	6,329	11,232	—		11/05	40
Kentlands Square I, Gaithersburg, MD	14,379	3,730	5,005	13,104	—	18,109	6,003	12,106	18,243	2002	9/02	40
Kentlands Square II, III, Gaithersburg, MD	76,723	3,990	23,133	57,268	312	80,713	21,022	59,691	28,465		9/11, 9/13	40
Kentlands Place, Gaithersburg, MD	1,425	8,050	1,425	8,044	6	9,475	4,998	4,477	6,203	2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545	44,414	6,546	44,211	202	50,959	22,100	28,859	—	2006	11/02	50
Leesburg Pike, Baileys Crossroads, VA	2,418	7,039	1,132	8,315	10	9,457	6,702	2,755	25,864	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400	12,369	950	15,691	128	16,769	13,861	2,908	—	1975	12/75	40
Metro Pike Center, Rockville, MD	33,123	5,482	26,064	8,493	4,048	38,605	3,199	35,406	—		12/10	40
Shops at Monocacy, Frederick, MD	9,541	16,078	9,260	16,351	8	25,619	8,044	17,575	24,886	2003-4	11/03	50
Northrock, Warrenton, VA	12,686	15,514	12,686	15,499	15	28,200	7,092	21,108	11,597	2009	01/08	50
Olde Forte Village, Ft. Washington, MD	15,933	7,426	5,409	17,940	10	23,359	10,390	12,969	18,964	2003-4	07/03	40
Olney, Olney, MD	4,963	3,054	3,079	4,938	—	8,017	3,855	4,162	12,836	1972	11/75	40
Orchard Park, Dunwoody, GA	19,377	1,642	7,751	13,268	—	21,019	6,084	14,935	—		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	2,592	5,739	15,214	4	20,957	7,816	13,141	—		3/05	40
Ravenwood, Baltimore, MD	1,245	4,588	703	5,130	—	5,833	3,789	2,044	10,708	1959 & 2006	1/72	40
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	26,561	24	22,113	4,472	—	26,585	1,602	24,983	—		10/10, 12/12	40
1500/1580 Rockville Pike, Rockville, MD	35,609	942	28,323	6,274	1,954	36,551	6,151	30,400	—		12/12, 1/14	5, 10
Seabreeze Plaza, Palm Harbor, FL	24,526	3,937	8,665	19,798	—	28,463	9,510	18,953	12,038		11/05	40
Sea Colony (Market Place at), Bethany Beach, DE	2,920	399	1,147	2,172	—	3,319	927	2,392	—		3/08	40
Seven Corners, Falls Church, VA	4,848	46,798	4,929	46,697	20	51,646	36,517	15,129	83,979	1956 & 1997	07/93	40
Severna Park Marketplace, Severna Park, MD	63,254	4,273	12,700	54,726	101	67,527	17,578	49,949	22,998		9/11	40
Shops at Fairfax, Fairfax, VA	2,708	11,159	992	12,875	—	13,867	10,096	3,771	12,495	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	9,013	6,402	20,430	—	26,832	12,645	14,187	—		1/06	40
Southdale, Glen Burnie, MD	18,895	27,633	15,255	30,892	381	46,528	24,795	21,733	—	1962 & 1986	1/72 , 11/16	40
Southside Plaza, Richmond, VA	6,728	12,334	1,878	17,184	—	19,062	14,299	4,763	—	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	5,152	615	6,926	85	7,626	5,783	1,843	—	1970	2/76	40
Thruway / Thruway Pad Site Winston-Salem, NC	7,848	33,780	7,692	32,418	1,518	41,628	22,283	19,345	69,810	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	3,573	7,851	12,184	40	20,075	9,163	10,912	23,838	1990	08/93	40
Westview Village / Westview South , Frederick, MD	6,047	26,246	6,047	26,246	—	32,293	13,749	18,544	—	2009	11/07 , 02/15	50
White Oak, Silver Spring, MD	6,277	7,551	4,649	8,939	240	13,828	7,064	6,764	29,338	1958 & 1967	1/72	40
Other Buildings / Improvements		182	—	182	—	182	182	—	—
Total Shopping Centers	825,795	512,673	410,390	918,122	9,956	1,338,468	501,264	837,204	688,783

Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	38,478	3,756	56,172	9	59,937	44,773	15,164	43,858	1984, 1986,1990, 1998 & 2000	12/84, 8/85, 2/86, 4/98 & 10/2000	35 & 40
Clarendon Center, Arlington, VA (1)	12,753	190,259	16,287	186,325	400	203,012	68,203	134,809	76,873	2010	7/73, 1/96 & 4/02	50
Park Van Ness, Washington, DC	2,242	92,234	2,242	92,203	31	94,476	22,586	71,890	58,838	2016	7/73, 2/11	50
Twinbrook Quarter Phase 1, Rockville, MD	60,260	294,200	60,260	284,536	9,664	354,460	2,126	352,334	129,625	2024	4/14, 12/14, 03/21	50
The Waycroft, Arlington, VA	52,067	228,875	53,618	227,248	76	280,942	32,157	248,785	145,306	2020	8/14, 12/14, 9/15, 8/16	50
601 Pennsylvania Ave., Washington, DC	5,479	74,706	5,667	74,240	278	80,185	61,271	18,914	—	1986	07/73	35
Washington Square, Alexandria, VA	2,034	64,848	544	65,061	1,277	66,882	35,462	31,420	48,400	1952 & 2000	07/73	50
Total Mixed-Use Properties	156,294	983,600	142,374	985,785	11,735	1,139,894	266,578	873,316	502,900

Development Land
Ashland Square Phase II, Manassas, VA	5,292	4,056	7,049	—	2,299	9,348	—	9,348	—		12/04
New Market, New Market, MD	2,088	150	2,234	—	4	2,238	—	2,238	—		9/05
Hampden House, Bethesda, MD	39,641	177,896	—	—	217,537	217,537	—	217,537	74,006		10/18, 12/18
Twinbrook Quarter - Future Phases, Rockville, MD	59,503	25,159	—	—	84,662	84,662	—	84,662	—		4/14, 12/14, 03/21
Total Development Land	106,524	207,261	9,283	—	304,502	313,785	—	313,785	74,006
Total	$1,088,613	$1,703,534	$562,047	$1,903,907	$326,193	$2,792,147	$767,842	$2,024,305	$1,265,689

(1)Includes the North and South Blocks and Residential
(2)Amounts do not include deferred debt and therefore will not match the Consolidated Balance Sheet

Real Estate and Accumulated Depreciation
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
of the improvements

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.85 billion at December 31, 2024. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2024 are summarized as follows:

(In thousands)	2024	2023	2022
Total real estate investments:
Balance, beginning of year	$2,621,105	$2,408,136	$2,284,126
Acquisitions	—	—	—
Improvements	179,283	216,154	130,300
Retirements	(8,241)	(3,185)	(6,290)
Transfers to assets held for sale	—	—	—
Balance, end of year	$2,792,147	$2,621,105	$2,408,136
Total accumulated depreciation:
Balance, beginning of year	$729,470	$688,475	$650,113
Depreciation expense	46,386	44,163	44,636
Retirements	(8,014)	(3,168)	(6,274)
Transfers to assets held for sale	—	—	—
Balance, end of year	$767,842	$729,470	$688,475