Form 10-Q
period 2025-03-31
SAUL CENTERS, INC.
filed 2025-05-08
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of May 5, 2025: 24,215,565.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Assets
Real estate investments
Land	$562,857	$562,047
Buildings and equipment	1,916,504	1,903,907
Construction in progress	337,446	326,193
	2,816,807	2,792,147
Accumulated depreciation	(779,214)	(767,842)
Total real estate investments, net	2,037,593	2,024,305
Cash and cash equivalents	6,492	10,299
Accounts receivable and accrued income, net	50,674	50,949
Deferred leasing costs, net	26,119	25,907
Other assets	10,608	14,944
Total assets	$2,131,486	$2,126,404
Liabilities
Mortgage notes payable, net	$1,039,328	$1,047,832
Revolving credit facility payable, net	195,683	186,489
Term loan facility payable, net	99,716	99,679
Construction loans payable, net	209,872	198,616
Accounts payable, accrued expenses and other liabilities	51,407	46,162
Deferred income	20,161	23,033
Dividends and distributions payable	23,583	23,469
Total liabilities	1,639,750	1,625,280
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 50,000,000 shares authorized, 24,318,414 and 24,302,576 shares issued and outstanding, respectively	243	243
Additional paid-in capital	455,112	454,086
Distributions in excess of accumulated earnings	(313,879)	(306,541)
Accumulated other comprehensive income	1,891	2,966
Total Saul Centers, Inc. equity	328,367	335,754
Noncontrolling interests	163,369	165,370
Total equity	491,736	501,124
Total liabilities and equity	$2,131,486	$2,126,404

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2025	2024
Revenues
Rental revenue	$70,547	$65,299
Other	1,309	1,393
Total revenue	71,856	66,692
Expenses
Property operating expenses	13,742	10,545
Real estate taxes	7,984	7,623
Interest expense, net and amortization of deferred debt costs	16,747	12,448
Depreciation and amortization of deferred leasing costs	14,523	12,029
General and administrative	6,012	5,784
Total expenses	59,008	48,429
Net income	12,848	18,263
Noncontrolling interests
Income attributable to noncontrolling interests	(3,049)	(4,633)
Net income attributable to Saul Centers, Inc.	9,799	13,630
Preferred stock dividends	(2,798)	(2,798)
Net income available to common stockholders	$7,001	$10,832
Per share net income available to common stockholders
Basic and diluted:	$0.29	$0.45

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income	$12,848	$18,263
Other comprehensive income
Change in unrealized gain on cash flow hedge	(1,543)	1,804
Total comprehensive income	11,305	20,067
Comprehensive income attributable to noncontrolling interests	(2,581)	(5,173)
Total comprehensive income attributable to Saul Centers, Inc.	8,724	14,894
Preferred stock dividends	(2,798)	(2,798)
Total comprehensive income available to common stockholders	$5,926	$12,096

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Balance, January 1, 2025	74,000	24,302,576	$185,000	$243	$454,086	$(306,541)	$2,966	$335,754	$165,370	$501,124
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	16,904	—	—	598	—	—	598	—	598
Due to directors' deferred compensation plan	—	934	—	—	36	—	—	36	—	36
Due to restricted share awards (forfeitures)	—	(2,000)	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	392	—	—	392	—	392
Issuance of 45,326 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	1,629	1,629
Net income	—	—	—	—	—	9,799	—	9,799	3,049	12,848
Change in unrealized gain on cash flow hedge	—	—	—	—	—	—	(1,075)	(1,075)	(468)	(1,543)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	—	(14,339)	—	(14,339)	(6,211)	(20,550)
Balance, March 31, 2025	74,000	24,318,414	$185,000	$243	$455,112	$(313,879)	$1,891	$328,367	$163,369	$491,736

Balance, January 1, 2024	74,000	24,082,887	$185,000	$241	$449,959	$(288,825)	$2,014	$348,389	$156,040	$504,429
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	16,007	—	—	603	—	—	603	—	603
Due to directors' deferred compensation plan	—	183	—	—	7	—	—	7	—	7
Share-based compensation expense	—	—	—	—	212	—	—	212	—	212
Issuance of 306,512 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	11,741	11,741
Net income	—	—	—	—	—	13,630	—	13,630	4,633	18,263
Change in unrealized gain on cash flow hedge	—	—	—	—	—	—	1,264	1,264	540	1,804
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	—	(14,220)	—	(14,220)	(6,110)	(20,330)
Balance, March 31, 2024	74,000	24,099,077	$185,000	$241	$450,781	$(292,213)	$3,278	$347,087	$166,844	$513,931
The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$12,848	$18,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	14,523	12,029
Amortization of deferred debt costs	627	564
Non-cash compensation costs of stock and option grants	428	219
Credit losses on operating lease receivables, net	387	342
(Increase) decrease in accounts receivable and accrued income	(26)	1,876
Additions to deferred leasing costs	(1,161)	(1,262)
Decrease in other assets	2,793	377
Increase in accounts payable, accrued expenses, and other liabilities	2,913	2,558
Decrease in deferred income	(2,958)	(1,138)
Net cash provided by operating activities	30,374	33,828
Cash flows from investing activities:
Additions to real estate investments	(8,787)	(5,832)
Additions to development and redevelopment projects	(15,697)	(39,737)
Net cash used in investing activities	(24,484)	(45,569)
Cash flows from financing activities:
Repayments on mortgage notes payable	(8,731)	(8,527)
Proceeds from revolving credit facility	25,000	27,000
Repayments on revolving credit facility	(16,000)	(29,000)
Proceeds from construction loans payable	11,177	31,533
Additions to deferred debt costs	(133)	—
Proceeds from the issuance of:
Common stock	598	603
Partnership units	1,629	11,741
Distributions to:
Series D preferred stockholders	(1,149)	(1,149)
Series E preferred stockholders	(1,650)	(1,650)
Common stockholders	(14,254)	(14,208)
Noncontrolling interests	(6,184)	(5,930)
Net cash provided by (used in) financing activities	(9,697)	10,413
Net decrease in cash and cash equivalents	(3,807)	(1,328)
Cash and cash equivalents, beginning of period	10,299	8,407
Cash and cash equivalents, end of period	$6,492	$7,079
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,231	$11,960
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$23,328	$34,573

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

As of March 31, 2025, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), eight mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) land and development properties.

Because the Current Portfolio Properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of market risk related to these properties. The Shopping Centers, a majority of which are anchored by one or more major tenants and 34 of which are anchored by a grocery store, offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 4.8% of the Company's total revenue for the three months ended March 31, 2025. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the three months ended March 31, 2025.

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of March 31, 2025 and December 31, 2024, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.

The Operating Partnership is a variable interest entity (“VIE”) because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the rights to absorb 69.6% of its net income. Because the Operating Partnership is consolidated into the financial statements of the Company, its classification as a VIE has no impact on the consolidated financial statements of the Company.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024, which are included in its Annual Report on Form 10-K. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those instructions. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Notes to Consolidated Financial Statements (Unaudited)
2.    Summary of Significant Accounting Policies

Our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 have not changed significantly in number or composition.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public business entities to provide additional disclosures that disaggregate certain income statement expense captions into specified categories. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact that ASU 2024-03 will have on the Company’s financial position or results of operations and disclosures.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the presentation used as of and for the three months ended March 31, 2025.

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

Notes to Consolidated Financial Statements (Unaudited)
Construction in progress as of March 31, 2025 and December 31, 2024, is composed of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Hampden House (1)	$233,307	$217,537
Twinbrook Quarter Phase I - Retail/Residential (2)	4,490	9,664
Twinbrook Quarter - Other (3)	84,863	84,662
Other	14,786	14,330
Total	$337,446	$326,193

(1)Includes capitalized interest of $22.5 million and $20.8 million, as of March 31, 2025 and December 31, 2024, respectively.
(2)Includes capitalized interest of $0.3 million and $0.6 million, as of March 31, 2025 and December 31, 2024, respectively.
(3)Other includes infrastructure and site work necessary to support current and future development phases, and includes capitalized interest of $4.7 million and $5.4 million, as of March 31, 2025 and December 31, 2024, respectively.

During three months ended March 31, 2025, including capitalized interest, $8.2 million relating to Twinbrook Quarter Phase I - Retail/Residential and $0.4 million relating to Twinbrook Quarter - Other were placed in service.

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

An operating lease right of use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right of use asset and corresponding lease liability totaled $1.5 million and $1.6 million, respectively, at March 31, 2025 and $1.7 million and $1.8 million, respectively at December 31, 2024.

Deferred Leasing Costs

Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are incremental costs paid to third-party brokers and lease commissions paid to certain employees when obtaining a lease that would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $26.1 million and $25.9 million, net of accumulated amortization of $56.4 million and $56.1 million, as of March 31, 2025 and December 31, 2024, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled $0.9 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements (Unaudited)
Real Estate Investment Properties

Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $13.6 million and $11.0 million for the three months ended March 31, 2025 and 2024, respectively. Repairs and maintenance expense totaled $7.1 million and $5.0 million for the three months ended March 31, 2025 and 2024, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.

The Company did not recognize an impairment loss on any of its real estate during the three months ended March 31, 2025 or 2024.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership

As of March 31, 2025, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members, (collectively, the “Saul Organization”) held an aggregate 29.0% limited partnership interest in the Operating Partnership represented by approximately 10.1 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company’s Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers, excluding shares credited to directors’ deferred fee accounts (See Note 8). As of March 31, 2025, approximately 727,000 units held by the Saul Organization could be converted into shares of Saul Centers common stock.

As of March 31, 2025, a third-party investor holds a 1.4% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers’ common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers’ common stock.

The impact of the aggregate 30.4% limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended March 31, 2025 and 2024, was approximately 34.7 million and 34.4 million, respectively.

5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs

The principal amount of the Company’s outstanding debt totaled approximately $1.6 billion at March 31, 2025, of which approximately $1.4 billion was fixed-rate debt and approximately $196.0 million was unhedged variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.6 billion as of March 31, 2025.

At December 31, 2024, the principal amount of the Company’s outstanding debt totaled approximately $1.6 billion, of which $1.4 billion was fixed rate debt and $187.0 million was unhedged variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.6 billion as of December 31, 2024.

Notes to Consolidated Financial Statements (Unaudited)
At March 31, 2025 and December 31, 2024, the Company had a $525.0 million senior unsecured credit facility (the “Credit Facility”) comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, and may be extended by the Company for one additional year, subject to no default. The term loan matures on February 26, 2027. Interest accrues at the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of March 31, 2025 and December 31, 2024, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On March 31, 2025, based on the value of the Company’s unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $132.4 million was available and undrawn under the Credit Facility, $296.0 million was outstanding and approximately $185,000 was committed for letters of credit.

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

Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility. The Operating Partnership is the guarantor of (a) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands pad (totaling $26.2 million at March 31, 2025) and (b) a portion of the Thruway mortgage (totaling $17.5 million of the $69.5 million outstanding balance at March 31, 2025).

The Company provides a repayment guaranty of 100% of the loan secured by Twinbrook Quarter during construction and lease-up. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of March 31, 2025, the loan balance and the amount guaranteed were $130.9 million and there was $14.1 million remaining to draw on the loan. The Company also provides the lender with a 100% construction completion guaranty.

The Company provides a limited repayment guaranty of $26.6 million during construction and lease-up for the loan secured by Hampden House. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of March 31, 2025, the loan balance was $83.9 million and there was $49.1 million remaining to draw on the loan. The Company also provides the lender with a 100% construction completion guaranty.

All other notes payable are non-recourse.

Notes to Consolidated Financial Statements (Unaudited)
At March 31, 2025, the future principal payments of debt, including scheduled maturities and amortization, for years ending December 31, were as follows:

(Dollars in thousands)	Principal Payments
April 1 through December 31, 2025	$222,863	(1)
2026	168,198
2027	133,706	(2)
2028	52,280
2029	60,553
2030	58,205
Thereafter	868,330
Principal amount	1,564,135
Unamortized deferred debt costs	19,536
Net	$1,544,599

(1)Includes $196.0 million outstanding under the revolving credit facility of the Credit Facility. The revolving credit facility may be extended by the Company for one additional year, subject to satisfaction of certain conditions.
(2)Includes $100.0 million outstanding under the term loan of the Credit Facility.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaling $19.5 million and $20.1 million, net of accumulated amortization of $11.9 million and $11.2 million, at March 31, 2025 and December 31, 2024, respectively, are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

Interest expense, net and amortization of deferred debt costs for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Interest incurred	$18,897	$18,084
Amortization of deferred debt costs	627	564
Capitalized interest	(2,731)	(6,168)
Interest expense	16,793	12,480
Less: Interest income	(46)	(32)
Interest expense, net and amortization of deferred debt costs	$16,747	$12,448

6.    Equity

The Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, reflect noncontrolling interests of $3.0 million and $4.6 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.

Notes to Consolidated Financial Statements (Unaudited)
At March 31, 2025, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the “Series D Stock”). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

At March 31, 2025, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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

	As of or for the three months ended March 31,
(Dollars in thousands)	2025	2024
Weighted average common stock outstanding-basic	24,174	24,094
Weighted average effect of dilutive options	2	3
Weighted average effect of dilutive unvested restricted share awards	19	—
Weighted average common stock outstanding-diluted	24,195	24,097
Non-dilutive options as of period end	998	1,365
Years non-dilutive options were issued as of period end	2015 through 2022	2014 through 2022

7.    Related Party Transactions

The Chairman and Chief Executive Officer, the President and Chief Operating Officer, the Executive Vice President-Chief Legal and Administrative Officer and the Executive Vice President-Chief Accounting Officer and Treasurer of the Company are also officers of various members of the Saul Organization and their management time is shared with the Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board (the "Compensation Committee"), with the exception of the Executive Vice President-Chief Accounting Officer and Treasurer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).

The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $128,100 and $118,000 for the three months ended March 31, 2025 and 2024, respectively. All amounts contributed by employees and the Company are fully vested.

Notes to Consolidated Financial Statements (Unaudited)

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2025 and 2024, the Company credited to employee accounts $54,700 and $49,300, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $2.6 million and $2.5 million, at March 31, 2025 and December 31, 2024, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

The Company and the Saul Organization are parties to a shared services agreement (the “Agreement”) that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2025 and 2024, which included rental expense for the Company’s headquarters sublease, totaled approximately $3.1 million and $3.0 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, accounts payable, accrued expenses and other liabilities included approximately $1.0 million and $1.2 million, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $215,600 and $216,200 for the three months ended March 31, 2025 and 2024, respectively, and is included in general and administrative expense.

The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $95,900 and $82,000 for the three months ended March 31, 2025 and 2024, respectively.

8.    Stock-based Employee Compensation, Stock Option Plans, and Deferred Compensation Plan for Directors

In 2004, the Company established a stock incentive plan (the “Options Plan”), as amended. Under the Options Plan, options were granted at an exercise price not less than the market value of the common stock on the date of grant and expire ten years from the date of grant. Officer options vest ratably over four years following the grant and are charged to expense using the straight-line method over the vesting period. Director options vest immediately and are charged to expense as of the date of grant. The Options Plan was replaced with the Incentive Plan (as defined below) in May 2024.

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

Notes to Consolidated Financial Statements (Unaudited)
Pursuant to the Incentive Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the last trading day of the quarter to determine the number of shares to be credited to the director. During the three months ended March 31, 2025 and 2024, 2,891 and 1,991 shares, respectively, were credited to directors’ deferred fee accounts and 9,189 and 7,970 shares, respectively, were issued. As of March 31, 2025 and December 31, 2024, the directors’ deferred fee accounts comprise 119,619 and 125,917 shares, respectively.

During each of the three months ended March 31, 2025 and 2024, stock option expense totaling $0.2 million was included in general and administrative expense in the Consolidated Statement of Operations. As of March 31, 2025, the estimated future expense related to unvested stock options was approximately $0.8 million.

The table below summarizes the option activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	1,183,000	$48.55	$927,476
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at March 31	1,183,000	48.55	422,085
Exercisable at March 31	943,250	50.64	149,340

The intrinsic value of stock options outstanding or exercisable measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. No options were exercised during the three months ended March 31, 2025 and 2024. At March 31, 2025, the final trading day of the 2025 first quarter, the closing share price of $36.07 was lower than the exercise price of 1.0 million outstanding options granted from 2015 through 2022. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 4.7 years and 4.0 years, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)
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

During the three months ended March 31, 2025, restricted stock compensation expense totaled $0.2 million, which was included in general and administrative expense in the Consolidated Statements of Operations. As of March 31, 2025, the estimated future expense related to unvested restricted stock grants was approximately $2.6 million.

The table below summarizes the restricted stock activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Estimated Fair Value Per Share	Estimated Aggregate Fair Value
Outstanding at January 1	105,750	$35.20	$3,722,660
Granted	—	—	—
Vested	—	—	—
Change in awards based on performance	—	—	—
Forfeited	(2,000)	(37.44)	(74,872)
Outstanding at March 31	103,750	35.16	3,647,788
Authorized future grants	35,100

During the three months ended March 31, 2025 and 2024, the Company recognized approximately $0.4 million and $0.2 million, respectively, of stock-based compensation expense. As of March 31, 2025, estimated future stock-based compensation expense related to unvested awards under both plans is approximately $3.4 million.

9.    Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, would be approximately $1.16 billion and $1.10 billion, respectively, compared to the principal balance of $1.37 billion and $1.37 billion at March 31, 2025 and December 31, 2024, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

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

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $1.0 million will be reclassified from other comprehensive income and reflected as a decrease to interest expense.

Notes to Consolidated Financial Statements (Unaudited)
The Company carries its interest-rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models that contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. As of March 31, 2025, the fair value of the interest-rate swaps was approximately $2.6 million and is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.

The table below details the fair value and location of the interest rate swaps as of March 31, 2025 and December 31, 2024.

	Fair Values of Derivative Instruments
(Dollars in thousands)	March 31, 2025		December 31, 2024
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$2,550	Other Assets	$4,093

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Amounts of gain (loss) recognized in OCI	$(1,194)	$2,411
Location of gain reclassified from OCI into income	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs
Amounts of gain reclassified from OCI into income	$(349)	$(608)

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

The following tables summarize NOI and total assets for each of our reportable segments:

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the three months ended March 31, 2025
Revenue:
Total property revenue	$47,998	$21,502	$69,500
Revenue adjustments (1)			2,356
Total revenue			$71,856
Expenses:
Real estate taxes	(4,848)	(3,136)
Repairs & maintenance	(5,302)	(1,762)
Other expenses (2)	(2,575)	(4,103)
NOI	$35,273	$12,501	$47,774
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(16,747)
Depreciation and amortization of deferred leasing costs			(14,523)
General and administrative			(6,012)
Revenue adjustments (1)			2,356
Net income			$12,848

Capital investment	$4,384	$20,100	$24,484
Total assets per segment	$897,731	$1,221,480	$2,119,211
Other assets (3)			12,275
Total assets			$2,131,486

Notes to Consolidated Financial Statements (Unaudited)

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the three months ended March 31, 2024
Revenue:
Total property revenue	$46,755	$19,679	$66,434
Revenue adjustments (1)			258
Total revenue			$66,692
Expenses:
Real estate taxes	(4,929)	(2,695)
Repairs & maintenance	(3,489)	(1,482)
Other expenses (2)	(2,545)	(3,028)
NOI	$35,792	$12,474	$48,266
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(12,448)
Depreciation and amortization of deferred leasing costs			(12,029)
General and administrative			(5,784)
Revenue adjustments (1)			258
Net income			$18,263

Capital investment	$4,141	$41,428	$45,569
Total assets per segment	$910,897	$1,101,586	$2,012,483
Other assets (3)			17,823
Total assets			$2,030,306
(1)    Revenue adjustments are straight-line base rent and above/below market lease amortization.
(2)    Other expenses include payroll, utilities, insurance, legal, parking, advertising, and other.
(3)    Other assets include cash on hand, swap assets, and an operating lease right of use asset.

13.    Subsequent Events

The Company has reviewed all events and transactions for the period subsequent to March 31, 2025, and determined there are no subsequent events required to be disclosed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2024. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.

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

Additional information related to these risks and uncertainties are included in “Risk Factors” (Part I, Item 1A of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part I, Item 2 of this Form 10-Q).

General

The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2025.

Overview

The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-oriented, residential mixed-use projects and expansion of and additions to its grocery-anchored shopping centers in the Washington, DC metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. Including Twinbrook Quarter and Hampden House, the Company has a pipeline of entitled sites in its portfolio, some of which are currently Shopping Centers, for development of up to 3,200 apartment units and 870,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority red line Metro stations in Montgomery County, Maryland.

The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as grocery stores. The Company has executed leases or has leases under negotiation for five more pad sites.

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

Actions taken by the Federal government will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property net operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion and closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, decreased to 94.0% at March 31, 2025, from 94.6% at March 31, 2024.

The Company maintains a ratio of total debt to total estimated asset market value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of March 31, 2025, including the $100.0 million hedged variable-rate debt, total fixed-rate debt with staggered maturities from 2026 to 2041 represented approximately 87.5% of the Company’s notes payable, thus mitigating refinancing risk. The Company’s unhedged variable-rate debt consists of $196.0 million outstanding under the Credit Facility. Including fixed and variable rate debt, the Company’s outstanding debt totaled approximately $1.56 billion with a weighted average remaining term of 8.5 years as of March 31, 2025. As of March 31, 2025, the Company has availability of approximately $132.4 million under its Credit Facility.

Recent Developments

The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. The residential portion of Phase I delivered on October 1, 2024 and includes 452 apartment units. The remaining portions of Phase I include an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we also invested in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $11.7 million. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. As of March 31, 2025, the outstanding balance of the loan was $128.5 million, net of unamortized deferred debt costs. Construction of the residential building is complete and The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of May 5, 2025, 274 residential units have been leased and occupied. Of the approximately 105,000 square feet of ground floor retail, the base building is complete and 101,400 square feet (96%) has been leased. The leased retail space, including Wegmans, is expected to open at various times over 2025 and 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $28.9 million. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. As of March 31, 2025, the outstanding balance of the loan was $81.3 million, net of unamortized deferred debt costs. Exterior façade installation is nearly complete. Interior work continues, with drywall being installed on the 25th floor and appliances on the 22nd floor. The development is expected to open in late 2025.

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

Results of Operations

Three months ended March 31, 2025 (the “2025 Quarter”) compared to the three months ended March 31, 2024 (the “2024 Quarter”)

Net income for the 2025 Quarter decreased to $12.8 million from $18.3 million for the 2024 Quarter. The primary reason for the decline in net income was the $6.5 million adverse impact of the initial operations of Twinbrook Quarter Phase I. Significant changes in revenue and expenses are discussed below.

Revenue

	Three Months Ended March 31,		2024 to 2025 Change
(Dollars in thousands)	2025	2024	Amount	Percent
Base rent	$57,554	$53,098	$4,456	8.4%
Expense recoveries	11,898	10,566	1,332	12.6%
Percentage rent	872	878	(6)	(0.7)%
Other property revenue	610	1,099	(489)	(44.5)%
Credit losses on operating lease receivables, net	(387)	(342)	(45)	13.2%
Rental revenue	70,547	65,299	5,248	8.0%
Other revenue	1,309	1,393	(84)	(6.0)%
Total revenue	$71,856	$66,692	$5,164	7.7%

Total revenue increased 7.7% in the 2025 Quarter compared to the 2024 Quarter, as described below.

Base Rent. Base rent includes $2.2 million and $13,500 for the 2025 Quarter and 2024 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.2 million and $0.2 million for the 2025 Quarter and 2024 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties. The $4.5 million increase in base rent in the 2025 Quarter compared to the 2024 Quarter is primarily attributable to (a) higher commercial base rent, exclusive of Twinbrook Quarter Phase I, of $2.2 million, (b) higher base rent related to Twinbrook Quarter Phase I of $1.9 million and (c) higher residential base rent, exclusive of Twinbrook Quarter Phase I, of $0.4 million.

Expense recoveries. The $1.3 million increase in expense recoveries in the 2025 Quarter compared to the 2024 Quarter is primarily attributable to an increase in recoverable property operating expenses.

Other property revenue. The $0.5 million decrease in other property revenue in the 2025 Quarter compared to the 2024 Quarter is primarily attributable to insurance proceeds in the 2024 Quarter relating to lost rents because of a tenant that temporarily closed its operations.

Expenses

	Three Months Ended March 31,		2024 to 2025 Change
(Dollars in thousands)	2025	2024	Amount	Percent
Property operating expenses	$13,742	$10,545	$3,197	30.3%
Real estate taxes	7,984	7,623	361	4.7%
Interest expense, net and amortization of deferred debt costs	16,747	12,448	4,299	34.5%
Depreciation and amortization of deferred leasing costs	14,523	12,029	2,494	20.7%
General and administrative	6,012	5,784	228	3.9%
Total expenses	$59,008	$48,429	$10,579	21.8%

Total expenses increased 21.8% in the 2025 Quarter compared to the 2024 Quarter, as described below. The increase in total expenses is primarily due to the initial operations of Twinbrook Quarter Phase I, which generated $8.6 million of expenses during the 2025 Quarter.

Property Operating Expenses. Property operating expenses increased 30.3% in the 2025 Quarter compared to the 2024 Quarter primarily due to (a) higher repairs and maintenance expenses, exclusive of Twinbrook Quarter, of $2.0 million, of which approximately $1.7 million is an increase in snow removal costs and (b) the operations of Twinbrook Quarter Phase I, which was not in operations in the 2024 Quarter, of $1.1 million.

Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs increased 34.5% in the 2025 Quarter compared to the 2024 Quarter primarily due to (a) the initial operations of Twinbrook Quarter Phase I of $4.8 million and (b) $1.3 million of higher interest incurred as a result of higher average outstanding debt, partially offset by (c) $1.0 million of lower interest incurred as a result of lower average interest rates and (d) higher capitalized interest of $0.9 million relating to Hampden House.

Depreciation and amortization of deferred leasing costs: Depreciation and amortization of deferred leasing costs increased 20.7% in the 2025 Quarter compared to the 2024 Quarter primarily due to $2.2 million of depreciation expense related to Twinbrook Quarter Phase I, which was not in service in the 2024 Quarter.

Same property revenue and same property net operating income

Same property revenue and same property net operating income are non-GAAP financial measures of performance that management believes improve the comparability of reporting periods by excluding the results of properties that were not in operation for the entirety of the comparable reporting periods.

We define same property revenue as total revenue less straight-line base rent and above/below market lease amortization of leases acquired in connection with purchased real estate investment properties minus the revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property net operating income as net income plus (a) interest expense, net and amortization of deferred debt costs, (b) depreciation and amortization of deferred leasing costs, (c) general and administrative expenses, (d) change in fair value of derivatives, and (e) loss on the early extinguishment of debt minus (f) gains on property dispositions, (g) straight-line base rent, (h) above/below market lease amortization of leases acquired in connection with purchased real estate investment properties and (i) the net operating income of properties that were not in operation for the entirety of the comparable periods.

Other REITs may use different methodologies for calculating same property revenue and same property net operating income. Accordingly, our same property revenue and same property net operating income may not be comparable to those of other REITs.

Same property revenue and same property net operating income are used by management to evaluate and compare the operating performance of our properties, and to determine trends in earnings, because these measures are not affected by the cost of our funding, the impact of depreciation and amortization expenses, gains or losses from the acquisition and sale of operating real estate assets, general and administrative expenses or other gains and losses that relate to ownership of our properties. We believe the exclusion of these items from revenue and net operating income is useful because the resulting measures capture the actual revenue generated and actual expenses incurred by operating our properties.

Same property revenue and same property net operating income are measures of the operating performance of our properties but do not measure our performance as a whole. Such measures are therefore not substitutes for total revenue, net income or net operating income as computed in accordance with GAAP.

The tables below provide reconciliations of property revenue and property net operating income under GAAP to same property revenue and same property net operating income for the indicated periods. One property, Twinbrook Quarter Phase I, was excluded from same property results.

Same property revenue

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Total revenue	$71,856	$66,692
Revenue adjustments (1)	(2,356)	(258)
Acquisitions, dispositions and development properties	(1,300)	—
Total same property revenue	$68,200	$66,434

Shopping Centers	$47,998	$46,755
Mixed-Use properties	20,202	19,679
Total same property revenue	$68,200	$66,434

Total Shopping Center revenue	$47,998	$46,755
Shopping Center acquisitions, dispositions and development properties	—	—
Total Shopping Center same property revenue	$47,998	$46,755

Total Mixed-Use property revenue	$21,502	$19,679
Mixed-Use acquisitions, dispositions and development properties	(1,300)	—
Total Mixed-Use same property revenue	$20,202	$19,679

(1)Revenue adjustments are straight-line base rent and above/below market lease amortization.

The $1.8 million increase in same property revenue for the 2025 Quarter compared to the 2024 Quarter was primarily due to (a) higher expense recoveries of $1.3 million and (b) higher base rent of $1.2 million, partially offset by (c) lower other property revenue of $0.6 million.

Mixed-Use same property revenue is composed of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Office mixed-use properties (1)	$9,781	$9,781
Residential mixed-use properties (residential activity) (2)	9,296	8,774
Residential mixed-use properties (retail activity) (3)	1,125	1,124
Total Mixed-Use same property revenue	$20,202	$19,679

(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness

Same property net operating income

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income	$12,848	$18,263
Interest expense, net and amortization of deferred debt costs	16,747	12,448
Depreciation and amortization of deferred leasing costs	14,523	12,029
General and administrative	6,012	5,784
Revenue adjustments (1)	(2,356)	(258)
Total property net operating income	47,774	48,266
Acquisitions, dispositions, and development properties	247	—
Total same property net operating income	$48,021	$48,266

Shopping Centers	$35,273	$35,792
Mixed-Use properties	12,748	12,474
Total same property net operating income	$48,021	$48,266

Shopping Center property net operating income	$35,273	$35,792
Shopping Center acquisitions, dispositions and development properties	—	—
Total Shopping Center same property net operating income	$35,273	$35,792

Mixed-Use property net operating income	$12,501	$12,474
Mixed-Use acquisitions, dispositions and development properties	247	—
Total Mixed-Use same property net operating income	$12,748	$12,474

(1)Revenue adjustments are straight-line base rent and above/below market lease amortization.

Same property net operating income decreased $0.2 million, or 0.5%, for the 2025 Quarter compared to the 2024 Quarter.

Shopping Center same property net operating income for the 2025 Quarter totaled $35.3 million, a decrease of $0.5 million compared to the 2024 Quarter. Shopping Center same property net operating income decreased primarily due to (a) lower other property revenue of $0.6 million, (b) lower expense recoveries, net of expenses, of $0.4 million and (c) lower lease termination fees of $0.2 million, partially offset by (d) higher base rent of $0.8 million. Mixed-Use same property net operating income totaled $12.7 million, an increase of $0.3 million compared to the 2024 Quarter. Mixed-Use same property net operating income increased primarily due to (a) higher residential base rent of $0.5 million partially offset by (b) lower expense recoveries, net of expenses, of $0.2 million.

Mixed-Use same property net operating income is composed of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Office mixed-use properties (1)	$6,118	$6,249
Residential mixed-use properties (residential activity) (2)	5,825	5,407
Residential mixed-use properties (retail activity) (3)	805	818
Total Mixed-Use same property net operating income	$12,748	$12,474

(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness

Liquidity and Capital Resources

Cash and cash equivalents totaled $6.5 million and $7.1 million at March 31, 2025 and 2024, respectively. The Company maintains cash balances at various financial institutions and, from time to time, those balances may exceed federally insured limits. The Company has not experienced any losses on such deposits and actively monitors its banking relationships to mitigate its exposure to significant credit risk on those deposits. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net cash provided by operating activities	$30,374	$33,828
Net cash used in investing activities	(24,484)	(45,569)
Net cash provided by (used in) financing activities	(9,697)	10,413
Net decrease in cash and cash equivalents	$(3,807)	$(1,328)

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $21.1 million decrease in cash used in investing activities is primarily due to (a) decreased development expenditures of $24.0 million partially offset by (b) increased additions to real estate investments throughout the portfolio of $3.0 million.

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

The Company is developing Twinbrook Quarter Phase I (“Phase I”) located in Rockville, Maryland. The residential portion of Phase I delivered on October 1, 2024 and includes 452 apartment units. The remaining portions of Phase I include an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we also invested in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $11.7 million. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. As of March 31, 2025, the outstanding balance of the loan was $128.5 million, net of unamortized deferred debt costs. Construction of the residential building is complete and The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of May 5, 2025, 274 residential units have been leased and occupied. Of the approximately 105,000 square feet of ground floor retail, the base building is complete and 101,400 square feet (96%) has been leased. The leased retail space, including Wegmans, is expected to open at various times over 2025 and 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $28.9 million. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. As of March 31, 2025, the outstanding balance of the loan was $81.3 million, net of unamortized deferred debt costs. Exterior façade installation is nearly complete. Interior work continues, with drywall being installed on the 25th floor and appliances on the 22nd floor. The development is expected to open in late 2025.

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

Dividend Reinvestments

The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 14,947 and 14,199 shares pursuant to the DRIP at a weighted average discounted price of $35.47 and $37.71 per share, during the three months ended March 31, 2025 and 2024, respectively. The Company issued 45,326 and 306,512 limited partnership units pursuant to the DRIP at a weighted average price of $35.94 and $38.30 per unit during the three months ended March 31, 2025 and 2024, respectively. The Company also credited 1,957 and 1,808 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $35.47 and $37.71 per share, during the three months ended March 31, 2025 and 2024, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total estimated asset market value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to each property's aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2025.

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

At March 31, 2025, the Company had a $525.0 million Credit Facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility matures on August 29, 2025, and may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on February 26, 2027. Interest accrues at a rate of SOFR plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of March 31, 2025, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit may be issued under the Credit Facility. On March 31, 2025, based on the value of the Company’s unencumbered properties, approximately $132.4 million was available under the Credit Facility, $296.0 million was outstanding and approximately $185,000 was committed for letters of credit.

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

As of March 31, 2025, the Company was in compliance with all such covenants. See note 5 to the consolidated financial statements for a discussion of all financing activity.

On August 23, 2022, the Company entered into two floating-to-fixed interest rate swap agreements to manage the interest rate risk associated with $100.0 million of its variable-rate debt. The effective date of each swap agreement is October 3, 2022 and each has a $50.0 million notional amount. One agreement terminates on October 1, 2027 and effectively fixes SOFR at 2.96%. The other agreement terminates on October 1, 2030 and effectively fixes SOFR at 2.91%. Because the interest-rate swaps effectively fix SOFR for $100.0 million of variable-rate debt, unless otherwise indicated, $100.0 million of variable-rate debt is being treated as fixed-rate debt for disclosure purposes. The Company has designated the agreements as cash flow hedges for accounting purposes.

The Company has a $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of March 31, 2025, the balance of the loan was $128.5 million, net of unamortized deferred debt costs.

The Company has a $133.0 million loan related to the Hampden House development project. As of March 31, 2025, the balance of the loan was $81.3 million, net of unamortized deferred debt costs.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

We use certain non-GAAP measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the operating results. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP measures.

Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2025 Quarter totaled $24.6 million, a decrease of 10.6% compared to the 2024 Quarter. FFO available to common stockholders and noncontrolling interests was adversely impacted by $4.4 million, or $0.13 per basic and diluted share, due to the initial operations of Twinbrook Quarter Phase I. Exclusive of Twinbrook Quarter Phase I, FFO available to common stockholders and noncontrolling interests increased by $1.5 million primarily due to (a) higher commercial base rent of $2.2 million and (b) lower interest expense, net and amortization of deferred debt costs of $0.5 million partially offset by (c) lower expense recoveries, net of expenses, of $0.7 million and (d) lower other property revenue of $0.6 million.

The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2025	2024
Net income	$12,848	$18,263
Add:
Real estate depreciation and amortization	14,523	12,029
FFO	27,371	30,292
Subtract:
Preferred stock dividends	(2,798)	(2,798)
FFO available to common stockholders and noncontrolling interests	$24,573	$27,494
Weighted average shares and units:
Basic	34,686	34,348
Diluted	34,707	34,352
Basic and diluted FFO per share available to common stockholders and noncontrolling interests	$0.71	$0.80

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance net operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio.

Restricted Stock Compensation

On May 17, 2024, following shareholder approval, the Company established the Saul Centers, Inc. 2024 Stock Incentive Plan (the “Incentive Plan”), under which various equity incentives may be granted. Restricted shares awarded to officers are divided equally between time-vested and performance-based awards, and restricted shares granted to non-employee directors vest on an annual basis over three years.

For accounting purposes, performance-based awards are not treated as granted until the Board establishes the target for those awards. As of March 31, 2025, (a) no expense has been recognized and (b) no estimate of future expense has been made for the 35,100 performance-based restricted shares awarded to officers where the accounting grant date has not occurred. If those awards had been granted for accounting purposes as of March 31, 2025, the additional estimated future expense would have been approximately $1.0 million, calculated using the fair value method and based on the closing share price of $36.07 on March 31, 2025, the final trading day of the 2025 Quarter.

Portfolio Leasing Status

The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company’s commercial properties (“Commercial”), which includes all properties except for the residential properties (“Residential”), which includes apartments within The Milton at Twinbrook Quarter, The Waycroft, Clarendon Center and Park Van Ness properties. For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Average Commercial Rents per Square Foot
	Three Months Ended March 31,		2024 to 2025 Change
	2025	2024	Amount	Percent
Base rent	$22.24	$21.08	$1.16	5.5%
Effective rent	$20.60	$19.50	$1.10	5.6%

The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2025	50	8	7,808,783	1,242,809	94.9%	87.9%
March 31, 2024	50	7	7,878,088	1,136,885	95.6%	87.1%

As of March 31, 2025, 93.9% of the Commercial portfolio was leased, compared to 94.6% as of March 31, 2024. On a same property basis, 94.0% of the Commercial portfolio was leased as of March 31, 2025 compared to 94.6% as of March 31, 2024. Included in the 93.9% of space leased as of March 31, 2025, is approximately 149,083 square feet of space, representing 1.7% of total Commercial square footage, that has not yet been occupied by the respective tenants. Collectively, these leases are expected to produce approximately $4.2 million of additional annualized base rent, exclusive of straight-line base rent, an average of $28.37 per square foot, upon tenant occupancy and following any contractual rent concessions.

The Mixed-Use Commercial leasing percentage is composed of Commercial leases at office mixed-use properties and residential mixed-use properties. The leasing percentage at office mixed-use properties increased to 86.9% as of March 31, 2025 from 86.5% as of March 31, 2024. The retail leasing percentage at residential mixed-use properties remains unchanged from 97.0% as of March 31, 2025 and March 31, 2024.

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

	Commercial Property Leasing Activity
					Average Base Rent per Square Foot
	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
Three Months Ended March 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2025	288,729	26,794	59	6	$20.96	$42.61	$20.50	$48.28
2024	234,443	17,697	67	4	$26.57	$28.21	$23.67	$24.29

Additional information about the leasing activity during the three months ended March 31, 2025 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company’s ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	12	—	53
Square feet	25,371	—	290,152
Per square foot average annualized:
Base rent	$36.67	$—	$21.59
Tenant improvements	(3.89)	—	(0.23)
Leasing costs	(1.36)	—	(0.09)
Rent concessions	(0.66)	—	(0.34)
Effective rents	$30.76	$—	$20.93

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers as of March 31, 2025, for each of the next ten years beginning with 2025, assuming that none of the tenants exercise renewal options and excluding an aggregate of 398,083 square feet of unleased space, which represented 5.1% of the gross leasable area ("GLA") of the Shopping Centers as of March 31, 2025.

	Lease Expirations of Shopping Center Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2025 (2)	576,171	sf	7.4%	$12,012,980	8.2%	$20.85
2026	797,715		10.2%	16,834,712	11.5%	21.10
2027	870,445		11.1%	19,993,602	13.7%	22.97
2028	1,434,033		18.4%	22,921,173	15.7%	15.98
2029	1,333,934		17.1%	25,964,760	17.7%	19.46
2030	677,816		8.7%	13,273,357	9.1%	19.58
2031	382,433		4.9%	8,221,988	5.6%	21.50
2032	284,057		3.6%	4,134,594	2.8%	14.56
2033	216,124		2.8%	5,570,338	3.8%	25.77
2034	213,618		2.7%	4,889,139	3.3%	22.89
2035	420,873		5.4%	6,931,478	4.7%	16.47
Thereafter	203,481		2.6%	5,653,775	3.9%	27.79
Total	7,410,700	sf	94.9%	$146,401,896	100.0%	$19.76

(1)Calculated using annualized contractual base rent payable as of March 31, 2025 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2025 expirations, including 145,027 square feet of leases that are month-to-month, is $21.31 per square foot.

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties as of March 31, 2025, for each of the next ten years beginning with 2025, assuming that none of the tenants exercise renewal options and excluding an aggregate of 150,520 square feet of unleased office and retail space, which represented 12.1% of the GLA of the commercial space within the Mixed-Use Properties as of March 31, 2025.

	Commercial Lease Expirations of Mixed-Use Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2025 (2)	47,678	sf	3.8%	$1,908,525	5.4%	$40.03
2026	118,044		9.5%	4,119,030	11.7%	34.89
2027	80,352		6.5%	2,507,375	7.1%	31.20
2028	67,513		5.4%	1,922,085	5.5%	28.47
2029	53,974		4.4%	1,960,269	5.6%	36.32
2030	90,085		7.2%	3,116,941	8.8%	34.60
2031	171,261		13.8%	3,541,175	10.1%	20.68
2032	15,382		1.2%	508,329	1.4%	33.05
2033	76,776		6.2%	3,924,921	11.1%	51.12
2034	48,743		3.9%	2,687,208	7.6%	55.13
2035	101,947		8.2%	2,360,289	6.7%	23.15
Thereafter	220,534		17.8%	6,702,402	19.0%	30.39
Total	1,092,289	sf	87.9%	$35,258,549	100.0%	$32.28

(1) Calculated using annualized contractual base rent payable as of March 31, 2025, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2025 expirations is $37.40 per square foot.

As of March 31, 2025, the Company had 1,200 apartment leases, 674 of which will expire in 2025 and 526 of which will expire in 2026. Annual base rent due under these leases is $22.5 million and $6.9 million for the years ending December 31, 2025 and 2026, respectively.

On a same property basis, excluding The Milton at Twinbrook Quarter, the Residential portfolio was 99.3% leased at March 31, 2025 compared to 98.7% at March 31, 2024.

	Residential Same Property Leasing Activity
		Average Rent per Square Foot
Three Months Ended March 31,	Number of leases	New/Renewed Leases	Expiring Leases
2025	166	$3.78	$3.62
2024	181	3.65	3.59

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

The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of March 31, 2025, the Company had unhedged variable rate indebtedness totaling $196.0 million. If the interest rates on the Company’s unhedged variable rate debt instruments outstanding at March 31, 2025 had been one percentage point higher or lower, annual interest expense relating to these debt instruments would have increased or decreased by $2.0 million based on those balances. As of March 31, 2025, the Company had fixed-rate indebtedness totaling $1.37 billion with a weighted average interest rate of 4.72%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2025 had been one percentage point higher, the fair value of those debt instruments on that date would have decreased by $62.6 million. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2025 had been one percentage point lower, the fair value of those debt instruments on that date would have increased by $68.5 million.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

During the quarter ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2024 Annual Report of the Company on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 31, 2025 dividend distribution acquired 5,312 shares of common stock at a price of $35.47 per share and 45,326 limited partnership units at an average price of $35.94 per unit. The limited partnership units were sold pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (“Inline XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

SAUL CENTERS, INC. (Registrant)

Date: May 8, 2025	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: May 8, 2025	/s/ Joel A. Friedman
Joel A. Friedman Executive Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)

Date: May 8, 2025	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)