Form 10-Q
period 2025-06-30
SAUL CENTERS, INC.
filed 2025-08-07
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12254

SAUL CENTERS, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7501 Wisconsin Avenue, Suite 1500E, Bethesda, Maryland 20814
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of August 4, 2025: 24,366,824.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Assets
Real estate investments
Land	$556,499	$562,047
Buildings and equipment	1,924,757	1,903,907
Construction in progress	356,511	326,193
	2,837,767	2,792,147
Accumulated depreciation	(789,860)	(767,842)
Total real estate investments, net	2,047,907	2,024,305
Cash and cash equivalents	5,303	10,299
Accounts receivable and accrued income, net	52,621	50,949
Deferred leasing costs, net	26,579	25,907
Other assets	7,274	14,944
Total assets	$2,139,684	$2,126,404
Liabilities
Mortgage notes payable, net	$1,030,839	$1,047,832
Revolving credit facility payable, net	200,876	186,489
Term loan facility payable, net	99,754	99,679
Construction loans payable, net	233,210	198,616
Accounts payable, accrued expenses and other liabilities	45,156	46,162
Deferred income	17,887	23,033
Dividends and distributions payable	23,688	23,469
Total liabilities	1,651,410	1,625,280
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 50,000,000 shares authorized, 24,471,554 and 24,302,576 shares issued and outstanding, respectively	245	243
Additional paid-in capital	456,120	454,086
Distributions in excess of accumulated earnings	(320,255)	(306,541)
Accumulated other comprehensive income	1,268	2,966
Total Saul Centers, Inc. equity	322,378	335,754
Noncontrolling interests	165,896	165,370
Total equity	488,274	501,124
Total liabilities and equity	$2,139,684	$2,126,404

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Rental revenue	$69,426	$63,695	$139,973	$128,994
Other	1,408	3,248	2,717	4,641
Total revenue	70,834	66,943	142,690	133,635
Expenses
Property operating expenses	11,424	9,656	25,166	20,201
Real estate taxes	8,016	7,608	16,000	15,232
Interest expense, net and amortization of deferred debt costs	16,820	12,267	33,567	24,715
Depreciation and amortization of deferred leasing costs	14,098	12,001	28,621	24,030
General and administrative	6,415	6,102	12,427	11,885
Total expenses	56,773	47,634	115,781	96,063
Gain on disposition of property	120	181	120	181
Net income	14,181	19,490	27,029	37,753
Noncontrolling interests
Income attributable to noncontrolling interests	(3,461)	(5,042)	(6,510)	(9,675)
Net income attributable to Saul Centers, Inc.	10,720	14,448	20,519	28,078
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
Net income available to common stockholders	$7,921	$11,649	$14,922	$22,481
Per share net income available to common stockholders
Basic and diluted	$0.33	$0.48	$0.62	$0.93

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$14,181	$19,490	$27,029	$37,753
Other comprehensive income
Change in unrealized gain on cash flow hedge	(896)	224	(2,439)	2,027
Total comprehensive income	13,285	19,714	24,590	39,780
Comprehensive income attributable to noncontrolling interests	(3,188)	(5,110)	(5,769)	(10,283)
Total comprehensive income attributable to Saul Centers, Inc.	10,097	14,604	18,821	29,497
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
Total comprehensive income available to common stockholders	$7,298	$11,805	$13,224	$23,900

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Balance, January 1, 2025	74,000	24,302,576	$185,000	$243		$454,086	$(306,541)	$2,966	$335,754	$165,370	$501,124
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	16,904	—	—		598	—	—	598	—	598
Due to directors' deferred compensation plan	—	934	—	—		36	—	—	36	—	36
Due to restricted stock awards (forfeitures)	—	(2,000)	—	—		—	—	—	—	—	—
Share-based compensation expense	—	—	—	—		392	—	—	392	—	392
Issuance of 45,326 partnership units pursuant to dividend reinvestment plan	—	—	—	—		—	—	—	—	1,629	1,629
Net income	—	—	—	—		—	9,799	—	9,799	3,049	12,848
Change in unrealized gain on cash flow hedge	—	—	—	—		—	—	(1,075)	(1,075)	(468)	(1,543)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—		—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—		—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—		—	(14,339)	—	(14,339)	(6,211)	(20,550)
Balance, March 31, 2025	74,000	24,318,414	185,000	243		455,112	(313,879)	1,891	328,367	163,369	491,736

Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	19,040	—	—		597	—	—	597	—	597
Due to directors' deferred compensation plan	—	1,005	—	—	0	36	—	—	36	—	36
Due to restricted stock awards	—	135,636	—	2		(1)	—	—	1	—	1
Share-based compensation expense	—	—	—	—		443	—	—	443	—	443
Shares redeemed to satisfy withholdings on vested share-based compensation	—	(2,541)	—	—		(67)	—	—	(67)	—	(67)
Issuance of 179,700 partnership units pursuant to dividend reinvestment plan	—	—	—	—		—	—	—	—	5,656	5,656
Net income	—	—	—	—		—	10,720	—	10,720	3,461	14,181
Change in unrealized gain on cash flow hedge	—	—	—	—		—	—	(623)	(623)	(273)	(896)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—		—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—		—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—		—	(14,297)	—	(14,297)	(6,317)	(20,614)
Balance, June 30, 2025	74,000	24,471,554	$185,000	$245		$456,120	$(320,255)	$1,268	$322,378	$165,896	$488,274

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock		Common stock	Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Balance, January 1, 2024	74,000	24,082,887	$185,000		$241	$449,959	$(288,825)	$2,014	$348,389	$156,040	$504,429
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	16,007	—		—	603	—	—	603	—	603
Due to directors' deferred compensation plan	—	183	—		—	7	—	—	7	—	7
Share-based compensation expense	—	—	—		—	212	—	—	212	—	212
Issuance of 306,512 partnership units pursuant to dividend reinvestment plan	—	—	—		—	—	—	—	—	11,741	11,741
Net income	—	—	—		—	—	13,630	—	13,630	4,633	18,263
Change in unrealized gain on cash flow hedge	—	—	—		—	—	—	1,264	1,264	540	1,804
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—		—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—		—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—		—	—	(14,220)	—	(14,220)	(6,110)	(20,330)
Balance, March 31, 2024	74,000	24,099,077	185,000		241	450,781	(292,213)	3,278	347,087	166,844	513,931

Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	15,099	—		—	559	—	—	559	—	559
Due to exercise of stock options	—	4,375	—	0	—	148	—	—	148	—	148
Due to directors' deferred compensation plan	—	2,941	—		—	36	—	—	36	—	36
Due to restricted stock awards	—	135,000	—		—	—	—	—	—	—	—
Share-based compensation expense	—	—	—		—	321	—	—	321	—	321
Issuance of 43,696 partnership units pursuant to dividend reinvestment plan	—	—	—		—	—	—	—	—	1,534	1,534
Net income	—	—	—		—	—	14,448	—	14,448	5,042	19,490
Change in unrealized gain on cash flow hedge	—	—	—		—	—	—	156	156	68	224
Distributions payable preferred stock:	—	—
Series D, $38.28 per share	—	—	—		—	—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—		—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—		—	—	(14,288)	—	(14,288)	(6,136)	(20,424)
Balance, June 30, 2024	74,000	24,256,492	$185,000		$241	$451,845	$(294,852)	$3,434	$345,668	$167,352	$513,020
The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$27,029	$37,753
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property	(120)	(181)
Depreciation and amortization of deferred leasing costs	28,621	24,030
Amortization of deferred debt costs	1,252	1,145
Non-cash share-based compensation costs	908	724
Credit losses on operating lease receivables, net	606	515
(Increase) decrease in accounts receivable and accrued income	(2,115)	2,189
Additions to deferred leasing costs	(2,652)	(4,174)
Decrease in other assets	5,231	3,323
Increase in accounts payable, accrued expenses, and other liabilities	3,527	2,967
Decrease in deferred income	(5,309)	(2,332)
Net cash provided by operating activities	56,978	65,959
Cash flows from investing activities:
Acquisitions of real estate investments	(31)	—
Additions to real estate investments	(19,684)	(10,889)
Additions to development and redevelopment projects	(34,973)	(79,486)
Proceeds from disposition of property	120	181
Net cash used in investing activities	(54,568)	(90,194)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	100,000
Repayments on mortgage notes payable	(17,590)	(68,036)
Proceeds from revolving credit facility	55,000	51,000
Repayments on revolving credit facility	(41,000)	(91,000)
Proceeds from construction loans payable	34,437	64,302
Additions to deferred debt costs	(125)	(1,947)
Proceeds from the issuance of:
Common stock	1,129	1,162
Partnership units	7,285	13,275
Distributions to:
Series D preferred stockholders	(2,297)	(2,297)
Series E preferred stockholders	(3,300)	(3,300)
Common stockholders	(28,550)	(28,428)
Noncontrolling interests	(12,395)	(12,040)
Net cash provided by (used in) financing activities	(7,406)	22,691
Net decrease in cash and cash equivalents	(4,996)	(1,544)
Cash and cash equivalents, beginning of period	10,299	8,407
Cash and cash equivalents, end of period	$5,303	$6,863
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,456	$23,972
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$16,463	$43,494

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

As of June 30, 2025, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), eight mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) land and development properties.

Because the Current Portfolio Properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of market risk related to these properties. The Shopping Centers, a majority of which are anchored by one or more major tenants and 34 of which are anchored by a grocery store, offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 4.7% of the Company's total revenue for the six months ended June 30, 2025. No other tenant individually accounted for 2.5% or more of the Company’s total revenue, excluding lease termination fees, for the six months ended June 30, 2025.

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of June 30, 2025 and December 31, 2024, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.

The Operating Partnership is a variable interest entity (“VIE”) because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the rights to absorb 69.2% of its net income. Because the Operating Partnership is consolidated into the financial statements of the Company, its classification as a VIE has no impact on the consolidated financial statements of the Company.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the presentation used as of and for the six months ended June 30, 2025.

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

Notes to Consolidated Financial Statements (Unaudited)
Construction in progress as of June 30, 2025 and December 31, 2024, is composed of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Hampden House (1)	$245,947	$217,537
Twinbrook Quarter - Other (2)	84,612	84,662
Twinbrook Quarter Phase I - Retail/Residential (3)	2,542	9,664
Other	23,410	14,330
Total	$356,511	$326,193

(1)Includes capitalized interest of $24.1 million and $20.8 million, as of June 30, 2025 and December 31, 2024, respectively.
(2)Twinbrook Quarter - Other includes infrastructure and site work necessary to support current and future development phases, and includes capitalized interest of $4.9 million and $5.4 million, as of June 30, 2025 and December 31, 2024, respectively.
(3)Includes capitalized interest of $0.2 million and $0.6 million, as of June 30, 2025 and December 31, 2024, respectively.

During the six months ended June 30, 2025, including capitalized interest, $11.0 million relating to Twinbrook Quarter Phase I - Retail/Residential and $1.0 million relating to Twinbrook Quarter - Other were placed in service.

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

An operating lease right of use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right of use asset and corresponding lease liability totaled $1.3 million and $1.4 million, respectively, at June 30, 2025 and $1.7 million and $1.8 million, respectively at December 31, 2024.

Deferred Leasing Costs

Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are incremental costs paid to third-party brokers and lease commissions paid to certain employees when obtaining a lease that would not have been incurred if the lease had not been obtained and tenant lease incentives. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $26.6 million and $25.9 million, net of accumulated amortization of $56.7 million and $56.1 million, as of June 30, 2025 and December 31, 2024, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled $1.0 million for each of the three months ended June 30, 2025 and 2024, and $2.0 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively. Amortization of tenant lease incentives, included in rental revenue in the Consolidated Statements of Operations, totaled $(0.1) million for each of the three months ended June 30, 2025 and 2024, and $(0.2) million for each of the six months ended June 30, 2025 and 2024.

Notes to Consolidated Financial Statements (Unaudited)
Real Estate Investment Properties

Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $13.1 million and $11.0 million for the three months ended June 30, 2025 and 2024, respectively, and $26.6 million and $21.9 million for the six months ended June 30, 2025 and 2024, respectively. Repairs and maintenance expense, which is included in property operating expenses in the Consolidated Statements of Operations, totaled $4.8 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively, and $11.8 million and $9.0 million for the six months ended June 30, 2025 and 2024, respectively.

The Company did not recognize an impairment loss on any of its real estate during the six months ended June 30, 2025 or 2024.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership

As of June 30, 2025, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members, (collectively, the “Saul Organization”) held an aggregate 29.4% limited partnership interest in the Operating Partnership represented by approximately 10.2 million convertible limited partnership units. As of December 31, 2024, the Saul Organization held an aggregate 29.0% limited partnership interest in the Operating Partnership represented by approximately 10.0 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company’s Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers, excluding shares credited to directors’ deferred fee accounts (See Note 8). As of June 30, 2025, approximately 910,000 units held by the Saul Organization could be converted into shares of Saul Centers common stock. As of December 31, 2024, approximately 600,000 units held by the Saul Organization could have been converted into shares of Saul Centers common stock.

As of June 30, 2025 and December 31, 2024, a third-party investor held a 1.4% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers’ common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers’ common stock.

The impact of the aggregate 30.8%, as of June 30, 2025, and 30.4%, as of December 31, 2024, limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended June 30, 2025 and 2024, were approximately 34.9 million and 34.5 million, respectively, and for the six months ended June 30, 2025 and 2024, were approximately 34.8 million and 34.4 million, respectively.

5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs

The principal amount of the Company’s outstanding debt totaled approximately $1.6 billion at June 30, 2025, of which approximately $1.4 billion was fixed-rate debt and approximately $201.0 million was unhedged variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.6 billion as of June 30, 2025.

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

Notes to Consolidated Financial Statements (Unaudited)
At June 30, 2025 and December 31, 2024, the Company had a $525.0 million senior unsecured credit facility (the “Credit Facility”) comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility was scheduled to mature on August 29, 2025, and could have been extended by the Company for one additional year, subject to no default. The term loan was scheduled to mature on February 26, 2027. Interest accrued at the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of June 30, 2025 and December 31, 2024, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit were issuable under the Credit Facility. On June 30, 2025, based on the value of the Company’s unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $131.9 million was available and undrawn under the Credit Facility, $301.0 million was outstanding and approximately $185,000 was committed for letters of credit. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility.

On July 30, 2025, the Company replaced its Credit Facility. The new credit facility, which may be used for working capital, property acquisitions, development projects or letters of credit, provides for a $600.0 million senior unsecured credit facility (the "New Credit Facility") comprised of a $460.0 million revolving credit facility (the "New Revolving Line") and a $140.0 million term loan (the "New Term Loan"). The New Revolving Line has an initial maturity date of July 30, 2029, with a one-year extension option. The New Term Loan has an initial maturity date of July 28, 2028, with two one-year extension options. In general, loan availability under the New Credit Facility is primarily determined by operating income from the Operating Partnership's and certain of its subsidiaries' existing unencumbered properties. Interest accrues at SOFR plus a spread of 1.35% to 1.95% under the New Revolving Line, and 1.30% to 1.90% under the New Term Loan, each as determined by certain leverage tests. As of July 30, 2025, the applicable spreads for borrowings under the New Revolving Line and the New Term Loan are 1.40% and 1.35%, respectively. The Company and certain subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the New Credit Facility.

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

The Operating Partnership is the guarantor of (a) the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands pad (totaling $26.0 million at June 30, 2025) and (b) a portion of the Thruway mortgage (totaling $17.5 million of the $69.2 million outstanding balance at June 30, 2025).

The Company provides a repayment guaranty of 100% of the loan secured by Twinbrook Quarter during construction and lease-up. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of June 30, 2025, the loan balance and the amount guaranteed were $137.6 million and there was $7.4 million remaining to draw on the loan. The Company also provides the lender with a 100% construction completion guaranty.

The Company provides a limited repayment guaranty of $26.6 million during construction and lease-up for the loan secured by Hampden House. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of June 30, 2025, the loan balance was $100.5 million and there was $32.5 million remaining to draw on the loan. The Company also provides the lender with a 100% construction completion guaranty.

All other notes payable are non-recourse.

Notes to Consolidated Financial Statements (Unaudited)
At June 30, 2025, the future principal payments of debt, including scheduled maturities and amortization, for years ending December 31, were as follows:

(Dollars in thousands)	Principal Payments
July 1 through December 31, 2025	$218,998	(1)
2026	168,389
2027	134,276	(2)
2028	52,873
2029	61,169
2030	58,844
Thereafter	888,987
Principal amount	1,583,536
Unamortized deferred debt costs	18,857
Net	$1,564,679

(1)Includes $201.0 million outstanding under the revolving credit facility of the Credit Facility, which was replaced by the New Credit Facility on July 30, 2025 as described above.
(2)Includes $100.0 million outstanding under the term loan of the Credit Facility, which was replaced by the New Credit Facility on July 30, 2025 as described above.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaling $18.9 million and $20.1 million, net of accumulated amortization of $12.6 million and $11.2 million, at June 30, 2025 and December 31, 2024, respectively, are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

Interest expense, net and amortization of deferred debt costs for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest incurred	$19,146	$18,400	$38,043	$36,485
Amortization of deferred debt costs	625	582	1,252	1,145
Capitalized interest	(2,917)	(6,677)	(5,648)	(12,845)
Subtotal	16,854	12,305	33,647	24,785
Less: Interest income	(34)	(38)	(80)	(70)
Interest expense, net and amortization of deferred debt costs	$16,820	$12,267	$33,567	$24,715

6.    Equity

The Consolidated Statements of Operations reflect noncontrolling interests of $3.5 million and $5.0 million for the three months ended June 30, 2025 and 2024, respectively, and $6.5 million and $9.7 million for the six months ended June 30, 2025 and 2024, respectively, representing income attributable to limited partnership units not held by Saul Centers.

Notes to Consolidated Financial Statements (Unaudited)
At June 30, 2025 and December 31, 2024, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the “Series D Stock”). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

At June 30, 2025 and December 31, 2024, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units, nonvested restricted stock awards, and stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. The following table sets forth, for the indicated periods, weighted averages of the number of common shares outstanding, basic and diluted, the effect of dilutive options and nonvested restricted stock awards, and the number of options which are not dilutive because the average price of the Company’s common stock was less than the exercise prices. The treasury stock method was used to measure the effect of the dilution.

	Average Shares/Awards/Options Outstanding
	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2025	2024	2025	2024
Weighted average common stock outstanding-basic	24,199	24,112	24,186	24,103
Weighted average effect of dilutive options	—	2	1	3
Weighted average effect of dilutive nonvested restricted stock awards	20	2	20	1
Weighted average common stock outstanding-diluted	24,219	24,116	24,207	24,107
Weighted average non-dilutive options	1,096	1,471	1,081	1,471

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

The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $117,300 and $117,500 for the three months ended June 30, 2025 and 2024, respectively, and $245,400 and $235,500 for the six months ended June 30, 2025. All amounts contributed by employees and the Company are fully vested.

Notes to Consolidated Financial Statements (Unaudited)
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. The Company credited to employee accounts $70,500 and $61,300 for the three months ended June 30, 2025 and 2024, respectively, and $125,200 and $110,600 for the six months ended June 30, 2025 and 2024, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $2.6 million and $2.5 million, at June 30, 2025 and December 31, 2024, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

The Company and the Saul Organization are parties to a shared services agreement (the “Agreement”) that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses, which included rental expense for the Company’s headquarters sublease, totaled approximately $3.0 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively, and $6.1 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, accounts payable, accrued expenses and other liabilities included approximately $1.1 million and $1.2 million, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $220,600 and $214,900 for the three months ended June 30, 2025 and 2024, respectively, and $436,200 and $431,200 for the six months ended June 30, 2025 and 2024, respectively, and is included in general and administrative expense.

The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $122,400 and $75,600 for the three months ended June 30, 2025 and 2024, respectively, and $218,300 and $157,600 for the six months ended June 30, 2025 and 2024, respectively.

8.    Share-based Employee Compensation, Stock Option Plans, and Deferred Compensation Plan for Directors

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

The Company uses the fair value method to value and account for stock options. The fair value of options granted is determined at the time of the grant using the Black-Scholes model, a widely used method for valuing share-based employee compensation, and the following assumptions: (1) Expected Volatility determined using the most recent trading history of the Company’s common stock (month-end closing prices) corresponding to the average expected term of the options; (2) Average Expected Term of the options based on prior exercise history, scheduled vesting and the expiration date; (3) Expected Dividend Yield determined by management after considering the Company’s current and historic dividend yield, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date; and (4) a Risk-free Interest Rate based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted ratably over the vesting period and includes the amounts as compensation expense in general and administrative expenses.

Notes to Consolidated Financial Statements (Unaudited)
Pursuant to the Incentive Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in shares, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the last trading day of the quarter to determine the number of shares to be credited to the director. The Company credited directors' deferred fee accounts with 6,166 and 4,933 shares for the six months ended June 30, 2025 and 2024, respectively, and issued 9,189 and 7,970 shares, respectively. As of June 30, 2025 and December 31, 2024, the directors’ deferred fee accounts comprise 122,894 and 125,917 shares, respectively.

Stock option expense totaling $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively, was included in general and administrative expense in the Consolidated Statement of Operations. As of June 30, 2025, the estimated future expense related to nonvested stock options was approximately $0.7 million.

The table below summarizes the option activity for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding options at January 1	1,183,000	$48.55	$927,476
Options granted	—	—	—
Options exercised	—	—	—
Options expired/forfeited	(87,500)	51.07	—
Outstanding options at June 30	1,095,500	48.35	64,794
Exercisable options at June 30	966,375	49.56	36,881

The intrinsic value of stock options outstanding or exercisable measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. No options were exercised during the three and six months ended June 30, 2025 and 4,375 options were exercised during the three and six months ended June 30, 2024. At June 30, 2025, the final trading day of the 2025 second quarter, the closing share price of $34.14 was lower than the exercise price of 0.9 million outstanding options granted from 2016 through 2022. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 4.8 years and 4.5 years, respectively.

On May 17, 2024, following shareholder approval, the Company established the Saul Centers, Inc. 2024 Stock Incentive Plan (the “Incentive Plan”), under which various equity incentives may be granted. Grants are split between time-vested and performance-based depending on to whom they are granted. Grants of time-vested restricted stock awards granted to officers will vest on an annual basis over five years. The performance-based restricted stock awards granted to officers will vest on the fifth anniversary of the award’s grant date. The performance measurement for the performance-based awards is the Company’s annual actual funds from operations compared to the annual funds from operations target established by the Board. Performance-based awards are earned on a sliding scale from 50% to 150% of the number of shares granted as the Company’s actual funds from operations scales from 90% to 110% of the Board’s established target, with a minimum result of 90% of the target required for the award to vest. Grants of time-vested restricted stock awards granted to directors vest on an annual basis over three years. On May 9, 2025, the Company granted 119,000 restricted shares to officers, divided equally between time-vested and performance-based awards, and 16,000 restricted shares to non-employee directors. On May 17, 2024, the Company granted 117,000 restricted shares to officers, divided equally between time-vested and performance-based awards. On May 20, 2024, the Company granted 18,000 restricted shares to non-employee directors.

Notes to Consolidated Financial Statements (Unaudited)
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

Dividends on restricted stock awards will accrue commencing on the grant date and will be paid when the underlying shares vest. Restricted stock awards are measured at fair value, adjusted for estimated forfeitures. The cost of restricted stock compensation is charged to expense ratably from the grant date through the vesting date and will be adjusted periodically for changes in forfeiture estimates and, for performance-based awards, the impact of revised expectations of the Company’s results compared to the Board-established targets.

Restricted stock compensation expense totaled $0.3 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.1 million, for the six months ended June 30, 2025 and 2024, respectively, which was included in general and administrative expense in the Consolidated Statements of Operations. As of June 30, 2025, the estimated future expense related to nonvested restricted stock grants was approximately $4.6 million.

The table below summarizes the restricted stock activity for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Estimated Fair Value Per Share	Grant Date Estimated Aggregate Fair Value
Nonvested restricted stock outstanding at January 1	105,750	$35.20	$3,722,660
Restricted stock granted	87,400	30.01	2,622,583
Restricted stock vested	(17,036)	37.56	(639,832)
Change in restricted stock awards based on performance	—	—	—
Restricted stock forfeited	(2,000)	37.44	(74,872)
Nonvested restricted stock outstanding at June 30	174,114	32.34	$5,630,539
Authorized future restricted stock grants	82,700

The Company recognized total share-based compensation expense, inclusive of both stock options and restricted stock, totaling approximately $0.4 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively, which was included in general and administrative expense in the Consolidated Statements of Operations. As of June 30, 2025, estimated future total share-based compensation expense related to nonvested awards under both plans is approximately $5.3 million.

9.    Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, would be approximately $1.16 billion and $1.10 billion, respectively, compared to the principal balance of $1.38 billion and $1.37 billion at June 30, 2025 and December 31, 2024, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

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

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $0.9 million will be reclassified from other comprehensive income and reflected as a decrease to interest expense.

The Company carries its interest-rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models that contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. As of June 30, 2025, the fair value of the interest-rate swaps was approximately $1.7 million and is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.

The table below details the fair value and location of the interest rate swaps as of June 30, 2025 and December 31, 2024.

	Fair Values of Derivative Instruments
(In thousands)	June 30, 2025		December 31, 2024
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$1,654	Other Assets	$4,093

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2025 and 2024.

	The Effect of Hedge Accounting on Other Comprehensive Income (OCI)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Amounts of gain (loss) recognized in OCI	$(545)	$828	$(1,739)	$3,239
Location of gain reclassified from OCI into income	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs
Amounts of gain reclassified from OCI into income	$(352)	$(604)	$(701)	$(1,212)

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

The following tables summarize NOI and total assets for each of our reportable segments:

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the three months ended June 30, 2025
Revenue:
Total property revenue	$45,578	$22,517	$68,095
Revenue adjustments (1)			2,739
Total revenue			$70,834
Expenses:
Real estate taxes	(4,740)	(3,276)
Repairs and maintenance	(2,842)	(1,911)
Other expenses (2)	(2,700)	(3,971)
Property net operating income	$35,296	$13,359	$48,655
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(16,820)
Depreciation and amortization of deferred leasing costs			(14,098)
General and administrative			(6,415)
Revenue adjustments (1)			2,739
Gain on disposition of property			120
Net income			$14,181

Capital investment	$5,742	$24,342	$30,084
Total assets per segment	$897,651	$1,232,684	$2,130,335
Other assets (3)			9,349
Total assets			$2,139,684

Notes to Consolidated Financial Statements (Unaudited)

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the three months ended June 30, 2024
Revenue:
Total property revenue	$47,372	$20,108	$67,480
Revenue adjustments (1)			(537)
Total revenue			$66,943
Expenses:
Real estate taxes	(4,902)	(2,706)
Repairs and maintenance	(2,334)	(1,674)
Other expenses (2)	(2,717)	(2,931)
Property net operating income	$37,419	$12,797	$50,216
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(12,267)
Depreciation and amortization of deferred leasing costs			(12,001)
General and administrative			(6,102)
Revenue adjustments (1)			(537)
Gain on disposition of property			181
Net income			$19,490

Capital investment	$4,648	$39,977	$44,625
Total assets per segment	$900,335	$1,156,510	$2,056,845
Other assets (3)			14,752
Total assets			$2,071,597
(1)    Revenue adjustments are straight-line base rent and above/below market lease amortization.
(2)    Other expenses include payroll, utilities, insurance, legal, parking, advertising, and other.
(3)    Other assets include cash on hand, swap assets, and an operating lease right of use asset.

Notes to Consolidated Financial Statements (Unaudited)

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the six months ended June 30, 2025
Revenue:
Total property revenue	$93,576	$44,019	$137,595
Revenue adjustments (1)			5,095
Total revenue			$142,690
Expenses:
Real estate taxes	(9,588)	(6,412)
Repairs and maintenance	(8,144)	(3,673)
Other expenses (2)	(5,275)	(8,074)
Property net operating income	$70,569	$25,860	$96,429
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(33,567)
Depreciation and amortization of deferred leasing costs			(28,621)
General and administrative			(12,427)
Revenue adjustments (1)			5,095
Gain on disposition of property			120
Net income			$27,029

Capital investment	$10,126	$44,442	$54,568
Total assets per segment	$897,651	$1,232,684	$2,130,335
Other assets (3)			9,349
Total assets			$2,139,684

As of or for the six months ended June 30, 2024
Revenue:
Total property revenue	$94,127	$39,787	$133,914
Revenue adjustments (1)			(279)
Total revenue			$133,635
Expenses:
Real estate taxes	(9,831)	(5,400)
Repairs and maintenance	(5,823)	(3,156)
Other expenses (2)	(5,262)	(5,961)
Property net operating income	$73,211	$25,270	$98,481
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(24,715)
Depreciation and amortization of deferred leasing costs			(24,030)
General and administrative			(11,885)
Revenue adjustments (1)			(279)
Gain on disposition of property			181
Net income			$37,753

Capital investment	$8,789	$81,405	$90,194
Total assets per segment	$900,335	$1,156,510	$2,056,845
Other assets (3)			14,752
Total assets			$2,071,597
(1)    Revenue adjustments are straight-line base rent and above/below market lease amortization.
(2)    Other expenses include payroll, utilities, insurance, legal, parking, advertising, and other.
(3)    Other assets include cash on hand, swap assets, and an operating lease right of use asset.

Notes to Consolidated Financial Statements (Unaudited)

13.    Subsequent Events

On July 30, 2025, the Company replaced its Credit Facility. See note 5 to the consolidated financial statements for a discussion of all financing activity.

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
•macroeconomic conditions, including due to geopolitical and global trade disruptions, which may lead to a disruption of or lack of access to sources of funding and rising inflation;
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

General

The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and six months ended June 30, 2025.

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

The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as grocery stores. The Company has executed leases or has leases under negotiation for eight more pad sites.

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

Actions taken by the Federal government will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property net operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion and closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, decreased to 93.9% at June 30, 2025, from 95.8% at June 30, 2024.

The Company maintains a ratio of total debt to total estimated asset market value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of June 30, 2025, including the $100.0 million hedged variable-rate debt, total fixed-rate debt, with staggered maturities from 2026 to 2041, represented approximately 87.3% of the Company’s notes payable, thus mitigating refinancing risk. The Company’s unhedged variable-rate debt consists of $201.0 million outstanding under the Credit Facility. Including fixed and variable rate debt, the Company’s outstanding debt totaled approximately $1.58 billion with a weighted average remaining term of 8.3 years as of June 30, 2025. As of June 30, 2025, the Company has availability of approximately $131.9 million under its Credit Facility.

Recent Developments

The Company is developing Twinbrook Quarter Phase I located in Rockville, Maryland. The residential portion of Phase I delivered on October 1, 2024 and includes 452 apartment units. The remaining portions of Phase I include an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we also invested in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $10.9 million. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. As of June 30, 2025, the outstanding balance of the loan was $135.3 million, net of unamortized deferred debt costs. Construction of the residential building is complete and The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of August 4, 2025, 389 of the 452 (86.1%) residential units were leased and occupied. Of the approximately 106,000 square feet of ground floor retail, the base building is complete and 101,400 square feet (95.7%) has been leased. Wegmans opened for business on June 25, 2025, and the remaining leased retail space is expected to open at various times over 2025 and 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $18.1 million. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. As of June 30, 2025, the outstanding balance of the loan was $97.9 million, net of unamortized deferred debt costs. We have obtained initial certificates of occupancy for the garage and first eight floors of the building. Installation of interior finishes is ongoing and rooftop amenities are nearing completion. The building is projected to open later this year.

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

Results of Operations

Three months ended June 30, 2025 (the “2025 Quarter”) compared to the three months ended June 30, 2024 (the “2024 Quarter”)

Net income for the 2025 Quarter decreased to $14.2 million from $19.5 million for the 2024 Quarter. The primary reason for the decline in net income was the $5.4 million adverse impact of the initial operations of Twinbrook Quarter Phase I. Significant changes in revenue and expenses are discussed below.

Revenue

	Three Months Ended June 30,		2024 to 2025 Change
(In thousands)	2025	2024	Amount	Percent
Base rent	$58,490	$53,211	$5,279	9.9%
Expense recoveries	10,054	9,765	289	3.0%
Percentage rent	470	365	105	28.8%
Other property revenue	631	526	105	20.0%
Credit losses on operating lease receivables, net	(219)	(172)	(47)	27.3%
Rental revenue	69,426	63,695	5,731	9.0%
Other revenue	1,408	3,248	(1,840)	(56.7)%
Total revenue	$70,834	$66,943	$3,891	5.8%

Total revenue increased 5.8% in the 2025 Quarter compared to the 2024 Quarter, primarily due to the initial operations of Twinbrook Quarter Phase I of $2.9 million.

Base rent. Base rent includes $2.6 million and $(0.7) million for the 2025 Quarter and 2024 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.2 million and $0.2 million for the 2025 Quarter and 2024 Quarter, respectively, to recognize income from the accretion of discounts related to in-place leases acquired in connection with purchased real estate investment properties. The $5.3 million increase in base rent in the 2025 Quarter compared to the 2024 Quarter is primarily attributable to (a) higher base rent related to Twinbrook Quarter Phase I of $2.8 million, (b) higher commercial base rent, exclusive of Twinbrook Quarter Phase I, of $2.1 million, and (c) higher residential base rent, exclusive of Twinbrook Quarter Phase I, of $0.4 million.

Other revenue. The $1.8 million decrease in other revenue in the 2025 Quarter compared to the 2024 Quarter is primarily attributable to lower lease termination fees.

Expenses

	Three Months Ended June 30,		2024 to 2025 Change
(In thousands)	2025	2024	Amount	Percent
Property operating expenses	$11,424	$9,656	$1,768	18.3%
Real estate taxes	8,016	7,608	408	5.4%
Interest expense, net and amortization of deferred debt costs	16,820	12,267	4,553	37.1%
Depreciation and amortization of deferred leasing costs	14,098	12,001	2,097	17.5%
General and administrative	6,415	6,102	313	5.1%
Total expenses	$56,773	$47,634	$9,139	19.2%

Total expenses increased 19.2% in the 2025 Quarter compared to the 2024 Quarter, as described below. The increase in total expenses is primarily due to the initial operations of Twinbrook Quarter Phase I, which generated $8.3 million of expenses during the 2025 Quarter.

Property operating expenses. The $1.8 million increase in property operating expenses in the 2025 Quarter compared to the 2024 Quarter is primarily attributable to (a) the operations of Twinbrook Quarter Phase I, which was not in operations in the 2024 Quarter, of $1.1 million and (b) higher repairs and maintenance across the portfolio, exclusive of Twinbrook Quarter Phase I, of $0.6 million.

Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs increased 37.1% in the 2025 Quarter compared to the 2024 Quarter primarily due to (a) the initial operations of Twinbrook Quarter Phase I of $4.8 million and (b) $1.2 million of higher interest incurred as a result of higher average outstanding debt, partially offset by (c) $0.8 million of lower interest incurred as a result of lower average interest rates and (d) higher capitalized interest, exclusive of Twinbrook Quarter Phase I, primarily related to Hampden House of $0.7 million.

Depreciation and amortization of deferred leasing costs: Depreciation and amortization of deferred leasing costs increased 17.5% in the 2025 Quarter compared to the 2024 Quarter primarily due to $2.2 million of depreciation expense related to Twinbrook Quarter Phase I, which was not in service in the 2024 Quarter.

Six months ended June 30, 2025 (the “2025 Period”) compared to the six months ended June 30, 2024 (the “2024 Period”)

Net income for the 2025 Period decreased to $27.0 million from $37.8 million for the 2024 Period. The primary reason for the decline in net income was the $11.6 million adverse impact of the initial operations of Twinbrook Quarter Phase I. Significant changes in revenue and expenses are discussed below.

Revenue

	Six Months Ended June 30,		2024 to 2025 Change
(In thousands)	2025	2024	Amount	Percent
Base rent	$116,044	$106,309	$9,735	9.2%
Expense recoveries	21,952	20,331	1,621	8.0%
Percentage rent	1,342	1,243	99	8.0%
Other property revenue	1,241	1,625	(384)	(23.6)%
Credit losses on operating lease receivables, net	(606)	(514)	(92)	17.9%
Rental revenue	139,973	128,994	10,979	8.5%
Other revenue	2,717	4,641	(1,924)	(41.5)%
Total revenue	$142,690	$133,635	$9,055	6.8%

Total revenue increased 6.8% in the 2025 Period compared to the 2024 Period, primarily due to the initial operations of Twinbrook Quarter Phase I of $5.0 million.

Base Rent. Base rent includes $4.8 million and $(0.7) million for the 2025 Period and 2024 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.3 million and $0.5 million for the 2025 Period and 2024 Period, respectively, to recognize income from the accretion of discounts related to in-place leases acquired in connection with purchased real estate investment properties. The $9.7 million increase in base rent in the 2025 Period compared to the 2024 Period is primarily attributable to (a) higher base rent related to Twinbrook Quarter Phase I of $4.7 million, (b) higher commercial base rent, exclusive of Twinbrook Quarter Phase I, of $4.3 million and (c) higher residential base rent, exclusive of Twinbrook Quarter Phase I, of $0.7 million.

Expense recoveries. The $1.6 million increase in expense recoveries in the 2025 Period compared to the 2024 Period is primarily attributable to an increase in recoverable property operating expenses.

Other revenue. The $1.9 million decrease in other property revenue in the 2025 Period compared to the 2024 Period is primarily attributable to lower lease termination fees.

Expenses

	Six Months Ended June 30,		2024 to 2025 Change
(In thousands)	2025	2024	Amount	Percent
Property operating expenses	$25,166	$20,201	$4,965	24.6%
Real estate taxes	16,000	15,232	768	5.0%
Interest expense, net and amortization of deferred debt costs	33,567	24,715	8,852	35.8%
Depreciation and amortization of deferred leasing costs	28,621	24,030	4,591	19.1%
General and administrative	12,427	11,885	542	4.6%
Total expenses	$115,781	$96,063	$19,718	20.5%

Total expenses increased 20.5% in the 2025 Period compared to the 2024 Period, as described below. The increase in total expenses is primarily due to the initial operations of Twinbrook Quarter Phase I, which generated $16.6 million of expenses during the 2025 Period.

Property Operating Expenses. Property operating expenses increased 24.6% in the 2025 Period compared to the 2024 Period primarily due to (a) higher repairs and maintenance expenses, exclusive of Twinbrook Quarter Phase I, of $2.5 million, of which approximately $1.7 million is an increase in snow removal costs, and (b) the operations of Twinbrook Quarter Phase I, which was not in operations in the 2024 Period, of $2.2 million.

Interest Expense, net and Amortization of Deferred Debt Costs. Interest expense, net and amortization of deferred debt costs increased 35.8% in the 2025 Period compared to the 2024 Period primarily due to (a) the initial operations of Twinbrook Quarter Phase I of $9.6 million and (b) $2.5 million of higher interest incurred as a result of higher average outstanding debt, partially offset by (c) $1.8 million of lower interest incurred as a result of lower average interest rates and (d) higher capitalized interest, exclusive of Twinbrook Quarter Phase I, primarily related to Hampden House of $1.6 million.

Depreciation and amortization of deferred leasing costs: Depreciation and amortization of deferred leasing costs increased 19.1% in the 2025 Period compared to the 2024 Period primarily due to $4.4 million of depreciation expense related to Twinbrook Quarter Phase I, which was not in service in the 2024 Period.

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

Same property revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Total revenue	$70,834	$66,943	$142,690	$133,635
Revenue adjustments (1)	(2,739)	537	(5,095)	279
Acquisitions, dispositions and development properties	(2,097)	—	(3,397)	—
Total same property revenue	$65,998	$67,480	$134,198	$133,914

Shopping Centers	$45,578	$47,372	$93,576	$94,127
Mixed-Use properties	20,420	20,108	40,622	39,787
Total same property revenue	$65,998	$67,480	$134,198	$133,914

Total Shopping Center revenue	$45,578	$47,372	$93,576	$94,127
Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total Shopping Center same property revenue	$45,578	$47,372	$93,576	$94,127

Total Mixed-Use property revenue	$22,517	$20,108	$44,019	$39,787
Mixed-Use acquisitions, dispositions and development properties	(2,097)	—	(3,397)	—
Total Mixed-Use same property revenue	$20,420	$20,108	$40,622	$39,787

(1)Revenue adjustments are straight-line base rent and above/below market lease amortization.

The $1.5 million decrease in same property revenue for the 2025 Quarter compared to the 2024 Quarter was primarily due to (a) lower lease termination fees of $2.0 million partially offset by (b) higher expense recoveries of $0.3 million.

The $0.3 million increase in same property revenue for the 2025 Period compared to the 2024 Period was primarily due to (a) higher expense recoveries of $1.6 million, (b) higher residential base rent of $0.9 million and (c) higher commercial base rent of $0.4 million, partially offset by (d) lower lease termination fees of $2.1 million and (e) lower other revenue of $0.5 million, primarily relating to insurance proceeds received in the 2024 Period for lost rents of a tenant that temporarily closed its operations.

Mixed-Use same property revenue is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Office mixed-use properties (1)	$9,797	$10,053	$19,578	$19,833
Residential mixed-use properties (residential activity) (2)	9,459	8,952	18,755	17,726
Residential mixed-use properties (retail activity) (3)	1,164	1,103	2,289	2,228
Total Mixed-Use same property revenue	$20,420	$20,108	$40,622	$39,787

(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness

Same property net operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net income	$14,181	$19,490	$27,029	$37,753
Interest expense, net and amortization of deferred debt costs	16,820	12,267	33,567	24,715
Depreciation and amortization of deferred leasing costs	14,098	12,001	28,621	24,030
General and administrative	6,415	6,102	12,427	11,885
Gain on disposition of property	(120)	(181)	(120)	(181)
Revenue adjustments (1)	(2,739)	537	(5,095)	279
Total property net operating income	48,655	50,216	96,429	98,481
Acquisitions, dispositions, and development properties	(592)	—	(345)	—
Total same property net operating income	$48,063	$50,216	$96,084	$98,481

Shopping Centers	$35,296	$37,419	$70,569	$73,211
Mixed-Use properties	12,767	12,797	25,515	25,270
Total same property net operating income	$48,063	$50,216	$96,084	$98,481

Shopping Center property net operating income	$35,296	$37,419	$70,569	$73,211
Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total Shopping Center same property net operating income	$35,296	$37,419	$70,569	$73,211

Mixed-Use property net operating income	$13,359	$12,797	$25,860	$25,270
Mixed-Use acquisitions, dispositions and development properties	(592)	—	(345)	—
Total Mixed-Use same property net operating income	$12,767	$12,797	$25,515	$25,270

(1)Revenue adjustments are straight-line base rent and above/below market lease amortization.

Same property net operating income decreased $2.2 million, or 4.3%, for the 2025 Quarter compared to the 2024 Quarter.

Shopping Center same property net operating income for the 2025 Quarter totaled $35.3 million, a decrease of $2.1 million compared to the 2024 Quarter. Shopping Center same property net operating income decreased primarily due to lower lease termination fees of $2.1 million.

Same property net operating income decreased $2.4 million, or 2.4%, for the 2025 Period compared to the 2024 Period.

Shopping Center same property net operating income for the 2025 Period totaled $70.6 million, a decrease of $2.6 million compared to the 2024 Period. Shopping Center same property net operating income decreased primarily due to lower lease termination fees of $2.3 million.

Mixed-Use same property net operating income is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Office mixed-use properties (1)	$6,208	$6,567	$12,326	$12,816
Residential mixed-use properties (residential activity) (2)	5,762	5,435	11,587	10,842
Residential mixed-use properties (retail activity) (3)	797	795	1,602	1,612
Total Mixed-Use same property net operating income	$12,767	$12,797	$25,515	$25,270

(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness

Liquidity and Capital Resources

Cash and cash equivalents totaled $5.3 million and $6.9 million at June 30, 2025 and 2024, respectively. The Company maintains cash balances at various financial institutions and, from time to time, those balances may exceed federally insured limits. The Company has not experienced any losses on such deposits and actively monitors its banking relationships to mitigate its exposure to significant credit risk on those deposits. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$56,978	$65,959
Net cash used in investing activities	(54,568)	(90,194)
Net cash provided by (used in) financing activities	(7,406)	22,691
Net decrease in cash and cash equivalents	$(4,996)	$(1,544)

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $35.6 million decrease in cash used in investing activities is primarily due to (a) decreased development expenditures of $44.5 million partially offset by (b) increased additions to real estate investments throughout the portfolio of $8.8 million.

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

The Company is developing Twinbrook Quarter Phase I located in Rockville, Maryland. The residential portion of Phase I delivered on October 1, 2024 and includes 452 apartment units. The remaining portions of Phase I include an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we also invested in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $10.9 million. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. As of June 30, 2025, the outstanding balance of the loan was $135.3 million, net of unamortized deferred debt costs. Construction of the residential building is complete and The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of August 4, 2025, 389 of the 452 (86.1%) residential units were leased and occupied. Of the approximately 106,000 square feet of ground floor retail, the base building is complete and 101,400 square feet (95.7%) has been leased. Wegmans opened for business on June 25, 2025, and the remaining leased retail space is expected to open at various times over 2025 and 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $18.1 million. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. As of June 30, 2025, the outstanding balance of the loan was $97.9 million, net of unamortized deferred debt costs. We have obtained initial certificates of occupancy for the garage and first eight floors of the building. Installation of interior finishes is ongoing and rooftop amenities are nearing completion. The building is projected to open later this year.

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

Dividend Reinvestments

The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 31,717 and 29,297 shares pursuant to the DRIP at a weighted average discounted price of $33.30 and $36.37 per share, during the six months ended June 30, 2025 and 2024, respectively. The Company issued 225,026 and 350,208 limited partnership units pursuant to the DRIP at a weighted average price of $32.37 and $37.97 per unit during the six months ended June 30, 2025 and 2024, respectively. The Company also credited 4,227 and 3,796 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $33.26 and $36.35 per share, during the six months ended June 30, 2025 and 2024, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total estimated asset market value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to each property's aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2025.

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

At June 30, 2025, the Company had a $525.0 million Credit Facility comprised of a $425.0 million revolving credit facility and a $100.0 million term loan. The revolving credit facility was scheduled to mature on August 29, 2025, and could have been be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan was scheduled to mature on February 26, 2027. Interest accrued at a rate of SOFR plus 10 basis points plus an applicable spread, which is determined by certain leverage tests. As of June 30, 2025, the applicable spread for borrowings was 140 basis points related to the revolving credit facility and 135 basis points related to the term loan. Letters of credit were issuable under the Credit Facility. On June 30, 2025, based on the value of the Company’s unencumbered properties, approximately $131.9 million was available under the Credit Facility, $301.0 million was outstanding and approximately $185,000 was committed for letters of credit.

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

As of June 30, 2025, the Company was in compliance with all such covenants. See note 5 to the consolidated financial statements for a discussion of all financing activity.

On July 30, 2025, the Company replaced its Credit Facility. The new credit facility, which may be used for working capital, property acquisitions, development projects or letters of credit, provides for a $600.0 million senior unsecured credit facility (the "New Credit Facility") comprised of a $460.0 million revolving credit facility (the "New Revolving Line") and a $140.0 million term loan (the "New Term Loan"). The New Revolving Line has an initial maturity date of July 30, 2029, with a one-year extension option. The New Term Loan has an initial maturity date of July 28, 2028, with two one-year extension options. In general, loan availability under the New Credit Facility is primarily determined by operating income from the Operating Partnership's and certain of its subsidiaries' existing unencumbered properties. Interest accrues at SOFR plus a spread of 1.35% to 1.95% under the New Revolving Line, and 1.30% to 1.90% under the New Term Loan, each as determined by certain leverage tests. As of July 30, 2025, the applicable spreads for borrowings under the New Revolving Line and the New Term Loan are 1.40% and 1.35%, respectively. The Company and certain subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the New Credit Facility.

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

The Company has a $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of June 30, 2025, the balance of the loan was $135.3 million, net of unamortized deferred debt costs.

The Company has a $133.0 million loan related to the Hampden House development project. As of June 30, 2025, the balance of the loan was $97.9 million, net of unamortized deferred debt costs.

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

Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2025 Quarter totaled $25.4 million, a decrease of 11.1% compared to the 2024 Quarter. FFO available to common stockholders and noncontrolling interests was adversely impacted by $3.2 million, or $0.09 per basic and diluted share, due to the initial operations of Twinbrook Quarter Phase I.

FFO available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2025 Period totaled $49.9 million, a decrease of 10.8% compared to the 2024 Period. FFO available to common stockholders and noncontrolling interests was adversely impacted by $7.3 million, or $0.21 per basic and diluted share, due to the initial operations of Twinbrook Quarter Phase I. Exclusive of Twinbrook Quarter Phase I, FFO available to common stockholders and noncontrolling interests increased by $1.2 million primarily due to (a) higher commercial base rent of $4.3 million, (b) higher residential base rent of $0.7 million, partially offset by (c) lower lease termination fees of $2.1 million, (d) lower expense recoveries, net of expenses, of $1.1 million and (e) lower other property revenue of $0.5 million.

The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net income	$14,181	$19,490	$27,029	$37,753
Subtract:
Gain on disposition of property	(120)	(181)	(120)	(181)
Add:
Real estate depreciation and amortization	14,098	12,001	28,621	24,030
FFO	28,159	31,310	55,530	61,602
Subtract:
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
FFO available to common stockholders and noncontrolling interests	$25,360	$28,511	$49,933	$56,005
Weighted average shares and units:
Basic	34,845	34,498	34,765	34,423
Diluted	34,866	34,502	34,786	34,427
Basic and diluted FFO per share available to common stockholders and noncontrolling interests	$0.73	$0.83	$1.44	$1.63

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

Restricted Stock Compensation

On May 17, 2024, following shareholder approval, the Company established the Saul Centers, Inc. 2024 Stock Incentive Plan (the “Incentive Plan”), under which various equity incentives may be granted. Restricted stock awards to officers are divided equally between time-vested and performance-based awards, and restricted stock awards granted to non-employee directors vest on an annual basis over three years.

For accounting purposes, performance-based awards are not treated as granted until the Board establishes the target for those awards. As of June 30, 2025, (a) no expense has been recognized and (b) no estimate of future expense has been made for the 82,700 performance-based restricted shares awarded to officers where the accounting grant date has not occurred. If those awards had been granted for accounting purposes as of June 30, 2025, the additional estimated future expense would have been approximately $2.3 million, calculated using the fair value method and based on the closing share price of $34.14 on June 30, 2025, the final trading day of the 2025 Period.

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

	Average Commercial Rents per Square Foot
	Six Months Ended June 30,		2024 to 2025 Change
	2025	2024	Amount	Percent
Base rent	$22.34	$21.03	$1.31	6.2%
Effective rent	$20.68	$19.45	$1.23	6.3%

The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
June 30, 2025	50	8	7,808,783	1,242,809	94.6%	89.7%
June 30, 2024	50	7	7,807,441	1,136,885	96.7%	89.6%

As of June 30, 2025, 94.0% of the Commercial portfolio was leased, compared to 95.8% as of June 30, 2024. On a same property basis, 93.9% of the Commercial portfolio was leased as of June 30, 2025 compared to 95.8% as of June 30, 2024. Included in the 94.0% of space leased as of June 30, 2025, is approximately 101,817 square feet of space, representing 1.1% of total Commercial square footage, that has not yet been occupied by the respective tenants. Collectively, these leases are expected to produce approximately $3.8 million of additional annualized base rent, exclusive of straight-line base rent, an average of $37.79 per square foot, upon tenant occupancy and following any contractual rent concessions.

The Mixed-Use Commercial leasing percentage is composed of Commercial leases at office mixed-use properties and residential mixed-use properties. On a same property basis, the leasing percentage at office mixed-use properties decreased to 88.7% as of June 30, 2025 from 89.1% as of June 30, 2024. On a same property basis, the retail leasing percentage at residential mixed-use properties was 97.0% as of each of June 30, 2025 and June 30, 2024.

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

	Commercial Property Leasing Activity
					Average Base Rent per Square Foot
	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
Three Months Ended June 30,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2025	417,072	59,749	64	10	$21.81	$47.62	$20.45	$45.96
2024 (1)	440,801	75,581	70	7	$20.35	$62.89	$20.56	$65.99

(1)One lease, for 31,642 square feet, is excluded from the table above because it renewed with only percentage rent.

Additional information about the leasing activity during the three months ended June 30, 2025 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company’s ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	18	1	56
Square feet	49,948	3,962	426,873
Per square foot average annualized:
Base rent	$40.51	$50.00	$23.23
Tenant improvements	(5.05)	(17.50)	(0.08)
Leasing costs	(1.67)	(1.72)	(0.13)
Rent concessions	(1.12)	—	—
Effective rents	$32.67	$30.78	$23.02

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers as of June 30, 2025, for each of the next ten years beginning with 2025, assuming that none of the tenants exercise renewal options and excluding an aggregate of 419,937 square feet of unleased space, which represented 5.4% of the gross leasable area ("GLA") of the Shopping Centers as of June 30, 2025.

	Lease Expirations of Shopping Center Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2025 (2)	393,353	sf	5.0%	$7,577,762	5.1%	$19.26
2026	585,508		7.5%	13,251,101	9.0%	22.63
2027	842,761		10.8%	19,397,032	13.2%	23.02
2028	1,439,986		18.5%	23,132,958	15.8%	16.06
2029	1,335,758		17.1%	26,044,488	17.7%	19.50
2030	807,039		10.3%	15,339,708	10.4%	19.01
2031	397,062		5.1%	8,741,754	6.0%	22.02
2032	322,758		4.1%	5,053,156	3.4%	15.66
2033	217,436		2.8%	5,774,253	3.9%	26.56
2034	220,706		2.8%	5,097,883	3.5%	23.10
2035	424,977		5.4%	8,286,003	5.6%	19.50
Thereafter	401,502		5.2%	9,453,481	6.4%	23.55
Total	7,388,846	sf	94.6%	$147,149,579	100.0%	$19.92

(1)Calculated using annualized contractual base rent payable as of June 30, 2025 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2025 expirations, including 132,404 square feet of leases that are month-to-month, is $19.56 per square foot.

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties as of June 30, 2025, for each of the next ten years beginning with 2025, assuming that none of the tenants exercise renewal options and excluding an aggregate of 127,452 square feet of unleased office and retail space, which represented 10.3% of the GLA of the commercial space within the Mixed-Use Properties as of June 30, 2025.

	Commercial Lease Expirations of Mixed-Use Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2025 (2)	48,004	sf	3.9%	$1,822,468	5.3%	$37.96
2026	103,632		8.3%	3,345,835	9.6%	32.29
2027	80,352		6.5%	2,507,375	7.2%	31.20
2028	63,221		5.1%	1,783,938	5.1%	28.22
2029	57,459		4.6%	2,100,268	6.0%	36.55
2030	90,085		7.3%	3,273,643	9.4%	36.34
2031	189,111		15.2%	4,171,377	12.0%	22.06
2032	15,382		1.2%	599,246	1.7%	38.96
2033	92,925		7.5%	3,926,370	11.3%	42.25
2034	48,743		3.9%	2,706,014	7.8%	55.52
2035	96,186		7.7%	163,389	0.5%	1.70
Thereafter	230,257		18.5%	8,389,918	24.1%	36.44
Total	1,115,357	sf	89.7%	$34,789,841	100.0%	$31.19

(1) Calculated using annualized contractual base rent payable as of June 30, 2025, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2025 expirations is $35.66 per square foot.

As of June 30, 2025, the Company had 1,270 apartment leases, 411 of which will expire in 2025, 803 of which will expire in 2026, and 56 of which will expire in 2027. Annual base rent due under these leases is $18.3 million, $14.4 million, and $0.3 million for the years ending December 31, 2025, 2026, and 2027, respectively.

On a same property basis, excluding The Milton at Twinbrook Quarter, the Residential portfolio was 99.0% leased at June 30, 2025 compared to 99.4% at June 30, 2024.

	Residential Same Property Leasing Activity
		Average Rent per Square Foot
Three Months Ended June 30,	Number of leases	New/Renewed Leases	Expiring Leases
2025	254	$3.77	$3.55
2024	339	3.65	3.52

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

The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of June 30, 2025, the Company had unhedged variable rate indebtedness totaling $201.0 million. If the interest rates on the Company’s unhedged variable rate debt instruments outstanding at June 30, 2025 had been one percentage point higher or lower, annual interest expense relating to these debt instruments would have increased or decreased by $2.0 million based on those balances. As of June 30, 2025, the Company had fixed-rate indebtedness totaling $1.38 billion with a weighted average interest rate of 4.71%. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2025 had been one percentage point higher, the fair value of those debt instruments on that date would have decreased by $73.5 million. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2025 had been one percentage point lower, the fair value of those debt instruments on that date would have increased by $80.6 million.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

During the quarter ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2024 Annual Report of the Company on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 30, 2025 dividend distribution acquired 6,110 shares of common stock at a price of $31.36 per share and 179,700 limited partnership units at an average price of $31.47 per unit. The limited partnership units were sold pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (“Inline XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

SAUL CENTERS, INC. (Registrant)

Date: August 7, 2025	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: August 7, 2025	/s/ Joel A. Friedman
Joel A. Friedman Executive Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)

Date: August 7, 2025	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)