Form 10-Q
period 2025-09-30
SAUL CENTERS, INC.
filed 2025-11-06
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of November 3, 2025: 24,412,314.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Assets
Real estate investments
Land	$556,499	$562,047
Buildings and equipment	1,930,091	1,903,907
Construction in progress	371,521	326,193
	2,858,111	2,792,147
Accumulated depreciation	(802,512)	(767,842)
Total real estate investments, net	2,055,599	2,024,305
Cash and cash equivalents	11,788	10,299
Accounts receivable and accrued income, net	58,966	50,949
Deferred leasing costs, net	26,191	25,907
Other assets	15,037	14,944
Total assets	$2,167,581	$2,126,404
Liabilities
Mortgage notes payable, net	$1,022,235	$1,047,832
Revolving credit facility payable, net	185,376	186,489
Term loan facility payable, net	138,761	99,679
Construction loans payable, net	241,687	198,616
Accounts payable, accrued expenses and other liabilities	46,734	46,162
Deferred income	23,674	23,033
Dividends and distributions payable	23,909	23,469
Total liabilities	1,682,376	1,625,280
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 50,000,000 shares authorized, 24,493,115 and 24,302,576 shares issued and outstanding, respectively	245	243
Additional paid-in capital	457,283	454,086
Distributions in excess of accumulated earnings	(326,978)	(306,541)
Accumulated other comprehensive income	1,076	2,966
Total Saul Centers, Inc. equity	316,626	335,754
Noncontrolling interests	168,579	165,370
Total equity	485,205	501,124
Total liabilities and equity	$2,167,581	$2,126,404

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Rental revenue	$70,679	$65,550	$210,652	$194,544
Other	1,325	1,738	4,042	6,379
Total revenue	72,004	67,288	214,694	200,923
Expenses
Property operating expenses	12,024	10,111	37,190	30,312
Real estate taxes	8,154	7,620	24,154	22,852
Interest expense, net and amortization of deferred debt costs	17,066	12,213	50,633	36,928
Depreciation and amortization of deferred leasing costs	14,106	12,072	42,727	36,102
General and administrative	6,658	5,680	19,085	17,565
Total expenses	58,008	47,696	173,789	143,759
Gain on disposition of property	—	—	120	181
Net income	13,996	19,592	41,025	57,345
Noncontrolling interests
Income attributable to noncontrolling interests	(3,507)	(5,111)	(10,017)	(14,786)
Net income attributable to Saul Centers, Inc.	10,489	14,481	31,008	42,559
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,395)
Net income available to common stockholders	$7,691	$11,683	$22,613	$34,164
Per share net income available to common stockholders
Basic and diluted	$0.32	$0.48	$0.93	$1.42

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$13,996	$19,592	$41,025	$57,345
Other comprehensive income
Change in unrealized gain on cash flow hedge	(278)	(3,457)	(2,718)	(1,430)
Total comprehensive income	13,718	16,135	38,307	55,915
Comprehensive income attributable to noncontrolling interests	(3,418)	(4,059)	(9,187)	(14,342)
Total comprehensive income attributable to Saul Centers, Inc.	10,300	12,076	29,120	41,573
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,395)
Total comprehensive income available to common stockholders	$7,502	$9,278	$20,725	$33,178

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Balance, January 1, 2025	74,000	24,302,576	$185,000	$243		$454,086	$(306,541)	$2,966	$335,754	$165,370	$501,124
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	16,904	—	—		598	—	—	598	—	598
Due to directors' deferred compensation plan	—	934	—	—		36	—	—	36	—	36
Due to restricted stock awards (forfeitures)	—	(2,000)	—	—		—	—	—	—	—	—
Share-based compensation expense	—	—	—	—		392	—	—	392	—	392
Issuance of 45,326 partnership units pursuant to dividend reinvestment plan	—	—	—	—		—	—	—	—	1,629	1,629
Net income	—	—	—	—		—	9,799	—	9,799	3,049	12,848
Change in unrealized gain on cash flow hedge	—	—	—	—		—	—	(1,075)	(1,075)	(468)	(1,543)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—		—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—		—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—		—	(14,339)	—	(14,339)	(6,211)	(20,550)
Balance, March 31, 2025	74,000	24,318,414	185,000	243		455,112	(313,879)	1,891	328,367	163,369	491,736

Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	19,040	—	—		597	—	—	597	—	597
Due to directors' deferred compensation plan	—	1,005	—	—	0	36	—	—	36	—	36
Due to restricted stock awards	—	135,636	—	2		(1)	—	—	1	—	1
Share-based compensation expense	—	—	—	—		443	—	—	443	—	443
Shares redeemed to satisfy withholdings on vested share-based compensation	—	(2,541)	—	—		(67)	—	—	(67)	—	(67)
Issuance of 179,700 partnership units pursuant to dividend reinvestment plan	—	—	—	—		—	—	—	—	5,656	5,656
Net income	—	—	—	—		—	10,720	—	10,720	3,461	14,181
Change in unrealized gain on cash flow hedge	—	—	—	—		—	—	(623)	(623)	(273)	(896)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—		—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—		—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—		—	(14,297)	—	(14,297)	(6,317)	(20,614)
Balance, June 30, 2025	74,000	24,471,554	185,000	245		456,120	(320,255)	1,268	322,378	165,896	488,274

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	20,499	—	—	642	—	—	642	—	642
Due to directors' deferred compensation plan	—	1,062	—	—	36			36	—	36
Share-based compensation expense	—	—	—	—	485	—	—	485	—	485
Issuance of 180,934 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	5,686	5,686
Net income	—	—	—	—	—	10,489	—	10,489	3,507	13,996
Change in unrealized loss on cash flow hedge	—	—	—	—	—	—	(192)	(192)	(86)	(278)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	—	(14,414)	—	(14,414)	(6,424)	(20,838)
Balance, September 30, 2025	74,000	24,493,115	$185,000	$245	$457,283	$(326,978)	$1,076	$316,626	$168,579	$485,205

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock		Common stock	Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Balance, January 1, 2024	74,000	24,082,887	$185,000		$241	$449,959	$(288,825)	$2,014	$348,389	$156,040	$504,429
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	16,007	—		—	603	—	—	603	—	603
Due to directors' deferred compensation plan	—	183	—		—	7	—	—	7	—	7
Share-based compensation expense	—	—	—		—	212	—	—	212	—	212
Issuance of 306,512 partnership units pursuant to dividend reinvestment plan	—	—	—		—	—	—	—	—	11,741	11,741
Net income	—	—	—		—	—	13,630	—	13,630	4,633	18,263
Change in unrealized gain on cash flow hedge	—	—	—		—	—	—	1,264	1,264	540	1,804
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—		—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—		—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—		—	—	(14,220)	—	(14,220)	(6,110)	(20,330)
Balance, March 31, 2024	74,000	24,099,077	185,000		241	450,781	(292,213)	3,278	347,087	166,844	513,931

Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	15,099	—		—	559	—	—	559	—	559
Due to exercise of stock options	—	4,375	—	0	—	148	—	—	148	—	148
Due to directors' deferred compensation plan	—	2,941	—		—	36	—	—	36	—	36
Due to restricted stock awards	—	135,000	—		—	—	—	—	—	—	—
Share-based compensation expense	—	—	—		—	321	—	—	321	—	321
Issuance of 43,696 partnership units pursuant to dividend reinvestment plan	—	—	—		—	—	—	—	—	1,534	1,534
Net income	—	—	—		—	—	14,448	—	14,448	5,042	19,490
Change in unrealized gain on cash flow hedge	—	—	—		—	—	—	156	156	68	224
Distributions payable preferred stock:	—	—
Series D, $38.28 per share	—	—	—		—	—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—		—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—		—	—	(14,288)	—	(14,288)	(6,136)	(20,424)
Balance, June 30, 2024	74,000	24,256,492	185,000		241	451,845	(294,852)	3,434	345,668	167,352	513,020

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock		Common stock	Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	14,154	—			623	—	—	623	—	623
Due to exercise of stock options	—	6,250	—		—	211	—	—	211	—	211
Due to directors' deferred compensation plan	—	2,823	—		—	36	—	—	36	—	36
Share-based compensation expense	—	—	—	0	—	359	—	—	359	—	359
Issuance of 40,039 partnership units pursuant to dividend reinvestment plan	—	—	—		—	—	—	—	—	1,587	1,587
Net income	—	—	—		—	—	14,481	—	14,481	5,111	19,592
Change in unrealized gain (loss) on cash flow hedge	—	—	—		—	—	—	(2,405)	(2,405)	(1,052)	(3,457)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—		—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—		—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—		—	—	(14,329)	—	(14,329)	(6,160)	(20,489)
Balance, September 30, 2024	74,000	24,279,719	$185,000		$241	$453,074	$(297,498)	$1,029	$341,846	$166,838	$508,684
The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$41,025	$57,345
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property	(120)	(181)
Depreciation and amortization of deferred leasing costs	42,727	36,102
Amortization of deferred debt costs	2,108	1,722
Non-cash share-based compensation costs	1,429	1,330
Credit losses on operating lease receivables, net	1,005	531
Increase in accounts receivable and accrued income	(8,761)	(4,323)
Additions to deferred leasing costs	(3,258)	(4,920)
Increase in other assets	(2,811)	(1,770)
Increase in accounts payable, accrued expenses, and other liabilities	3,885	471
Increase in deferred income	380	6,141
Net cash provided by operating activities	77,609	92,448
Cash flows from investing activities:
Acquisitions of real estate investments	(31)	—
Additions to real estate investments	(21,547)	(20,773)
Additions to development and redevelopment projects	(52,651)	(124,419)
Proceeds from disposition of property	120	181
Net cash used in investing activities	(74,109)	(145,011)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	170,000
Repayments on mortgage notes payable	(26,554)	(76,423)
Proceeds from term loan facility	40,000	—
Proceeds from revolving credit facility	99,500	85,000
Repayments on revolving credit facility	(96,500)	(173,000)
Proceeds from construction loans payable	42,834	101,017
Additions to deferred debt costs	(6,076)	(2,674)
Proceeds from the issuance of:
Common stock	1,770	1,785
Partnership units	12,971	14,862
Distributions to:
Series D preferred stockholders	(3,446)	(3,446)
Series E preferred stockholders	(4,950)	(4,950)
Common stockholders	(42,848)	(42,642)
Noncontrolling interests	(18,712)	(18,176)
Net cash provided by (used in) financing activities	(2,011)	51,353
Net increase (decrease) in cash and cash equivalents	1,489	(1,210)
Cash and cash equivalents, beginning of period	10,299	8,407
Cash and cash equivalents, end of period	$11,788	$7,197
Supplemental disclosure of cash flow information:
Cash paid for interest	$48,598	$35,572
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$17,684	$32,884

The Notes to Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

1.    Organization, Basis of Presentation

Saul Centers, Inc. ("Saul Centers") was incorporated under the Maryland General Corporation Law on June 10, 1993, and operates as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is required to annually distribute at least 90% of its REIT taxable income (excluding net capital gains) to its stockholders and meet certain organizational and other requirements. Saul Centers, together with its wholly-owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the "Company." B. Francis Saul II serves as Chairman of the Board of Directors (the "Board") and Chief Executive Officer of Saul Centers.

The Company, which conducts all of its activities through its subsidiaries, Saul Holdings Limited Partnership, a Maryland limited partnership (the "Operating Partnership") and two subsidiary limited partnerships (the "Subsidiary Partnerships," and, collectively with the Operating Partnership, the "Partnerships"), engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-use properties, primarily in the Washington, DC/Baltimore metropolitan area.

As of September 30, 2025, the Company's properties (the "Current Portfolio Properties") consisted of 50 shopping center properties (the "Shopping Centers"), eight mixed-use properties, which are comprised of office, retail and multi-family residential uses (the "Mixed-Use Properties") and four (non-operating) land and development properties.

Because the Current Portfolio Properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of market risk related to these properties. The Shopping Centers, a majority of which are anchored by one or more major tenants and 34 of which are anchored by a grocery store, offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 4.7% of the Company's total revenue for the nine months ended September 30, 2025. No other tenant individually accounted for 2.5% or more of the Company's total revenue, excluding lease termination fees, for the nine months ended September 30, 2025.

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of September 30, 2025 and December 31, 2024, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.

The Operating Partnership is a variable interest entity ("VIE") because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the rights to absorb 68.9% of its net income. Because the Operating Partnership is consolidated into the financial statements of the Company, its classification as a VIE has no impact on the consolidated financial statements of the Company.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024, which are included in its Annual Report on Form 10-K. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those instructions. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectability and, upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. Evaluating and estimating uncollectable lease payments and related receivables requires significant judgment by management and is based on the best information available to management at the time of evaluation.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-03 "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses," as amended by ASU 2025-01, ("ASU 2024-03"). ASU 2024-03 requires public business entities to provide additional disclosures that disaggregate certain income statement expense captions into specified categories. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact that ASU 2024-03 will have on the Company's financial position or results of operations and disclosures.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the presentation used as of and for the nine months ended September 30, 2025.

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

Notes to Consolidated Financial Statements (Unaudited)
Construction in progress as of September 30, 2025 and December 31, 2024, is composed of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Hampden House (1)	$256,342	$217,537
Twinbrook Quarter - Other (2)	85,870	84,662
Ashland Square Phase II (3)	10,626	—
Twinbrook Quarter Phase I - Retail/Residential (4)	2,623	9,664
Other	16,060	14,330
Total	$371,521	$326,193

(1)Includes capitalized interest of $25.9 million and $20.8 million, as of September 30, 2025 and December 31, 2024, respectively.
(2)Twinbrook Quarter - Other includes infrastructure and site work necessary to support current and future development phases, and includes capitalized interest of $5.3 million and $5.4 million, as of September 30, 2025 and December 31, 2024, respectively.
(3)Includes capitalized interest of $0.2 million as of September 30, 2025.
(4)Includes capitalized interest of $0.2 million and $0.6 million, as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2025, including capitalized interest, $11.8 million relating to Twinbrook Quarter Phase I - Retail/Residential and $1.1 million relating to Twinbrook Quarter - Other were placed in service.

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

An operating lease right of use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right of use asset and corresponding lease liability totaled $1.1 million and $1.2 million, respectively, at September 30, 2025 and $1.7 million and $1.8 million, respectively at December 31, 2024.

Deferred Leasing Costs

Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are incremental costs paid to third-party brokers and lease commissions paid to certain employees when obtaining a lease that would not have been incurred if the lease had not been obtained and tenant lease incentives. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $26.2 million and $25.9 million, net of accumulated amortization of $57.1 million and $56.1 million, as of September 30, 2025 and December 31, 2024, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled $1.0 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $3.0 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization of tenant lease incentives, included as a reduction of rental revenue in the Consolidated Statements of Operations, totaled $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements (Unaudited)
Real Estate Investment Properties

Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $13.1 million and $11.0 million for the three months ended September 30, 2025 and 2024, respectively, and $39.7 million and $32.9 million for the nine months ended September 30, 2025 and 2024, respectively. Repairs and maintenance expense, which is included in property operating expenses in the Consolidated Statements of Operations, totaled $4.8 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively, and $16.6 million and $13.6 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company did not recognize an impairment loss on any of its real estate during the nine months ended September 30, 2025 or 2024.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership

As of September 30, 2025, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members, (collectively, the "Saul Organization") held an aggregate 29.8% limited partnership interest in the Operating Partnership represented by approximately 10.4 million convertible limited partnership units. As of December 31, 2024, the Saul Organization held an aggregate 29.0% limited partnership interest in the Operating Partnership represented by approximately 10.0 million convertible limited partnership units. These units are convertible into shares of Saul Centers' common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company's Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers, excluding shares credited to directors' deferred fee accounts (See Note 8). As of September 30, 2025, approximately 1,451,000 units held by the Saul Organization could be converted into shares of Saul Centers common stock. As of December 31, 2024, approximately 600,000 units held by the Saul Organization could have been converted into shares of Saul Centers common stock.

As of September 30, 2025 and December 31, 2024, a third-party investor held a 1.3% and 1.4%, respectively, limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers' common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers' common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers' common stock.

The impact of the aggregate 31.1%, as of September 30, 2025, and 30.4%, as of December 31, 2024, limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended September 30, 2025 and 2024, were approximately 35.1 million and 34.6 million, respectively, and for the nine months ended September 30, 2025 and 2024, were approximately 34.9 million and 34.5 million, respectively.

5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs

The principal amount of the Company's outstanding debt totaled approximately $1.6 billion at September 30, 2025, of which approximately $1.4 billion was fixed-rate debt and approximately $230.0 million was unhedged variable rate debt outstanding under the New Credit Facility (hereinafter defined). The carrying amount of the properties collateralizing the notes payable totaled approximately $1.6 billion as of September 30, 2025.

At December 31, 2024, the principal amount of the Company's outstanding debt totaled approximately $1.6 billion, of which $1.4 billion was fixed rate debt and $187.0 million was unhedged variable rate debt outstanding under the Existing Credit Facility (hereinafter defined). The carrying amount of the properties collateralizing the notes payable totaled approximately $1.6 billion as of December 31, 2024.

Notes to Consolidated Financial Statements (Unaudited)
On July 30, 2025, the Company refinanced its existing $525.0 million credit facility (the "Existing Credit Facility"). comprised of a $425.0 million revolving credit facility (the "Existing Revolving Credit Facility") and a $100.0 million term loan (the "Existing Term Loan"). The Company’s new $600.0 million credit facility (the "New Credit Facility") is comprised of a $460.0 million revolving credit facility (the "New Revolving Credit Facility") and a $140.0 million term loan (the "New Term Loan"). Except as set forth in the summary below, the terms of the New Credit Facility are substantially the same as the terms of the Existing Credit Facility.

(Dollars in thousands)	New Credit Facility			Existing Credit Facility
	New Term Loan	New Revolving Credit Facility	Total	Existing Term Loan	Existing Revolving Credit Facility	Total
Facility Size	$140,000	$460,000	$600,000	$100,000	$425,000	$525,000
Maturity	July 28, 2028	July 30, 2029		February 26, 2027	August 29, 2025
Extension	Two for one year each	One for one year		None	One for one year
Interest Rate	SOFR	SOFR		SOFR+0.10%	SOFR+0.10%
Spread	1.30% to 1.90%	1.35% to 1.95%		1.30% to 1.90%	1.35% to 1.95%
Issue Letters of Credit			Yes			Yes
Guarantee	Saul Centers and certain subsidiaries of the Operating Partnership			Saul Centers and certain subsidiaries of the Operating Partnership

At September 30, 2025, based on the value of the Company's unencumbered properties calculated in accordance with the terms of the New Credit Facility, approximately $101.1 million was available and undrawn under the New Credit Facility, $330.0 million was outstanding and approximately $185,000 was committed for letters of credit. As of September 30, 2025, the applicable spread for borrowings was 140 basis points for the New Revolving Credit Facility and 135 basis points for the New Term Loan.

On December 31, 2024, based on the value of the Company's unencumbered properties calculated in accordance with the terms of the Existing Credit Facility, approximately $134.5 million was available and undrawn under the Existing Credit Facility, $287.0 million was outstanding and approximately $185,000 was committed for letters of credit. As of December 31, 2024, the applicable spread for borrowings was 140 basis points related to the Existing Revolving Credit Facility and 135 basis points related to the Existing Term Loan.

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

The Operating Partnership is the guarantor of a portion of the Thruway mortgage (totaling $17.5 million of the $68.9 million outstanding balance at September 30, 2025). On August 20, 2025, the $25.9 million guaranty of the mortgage secured by Kentlands Place, Kentlands Square I and Kentlands pad site was released.

During construction and lease-up, the Company provides a repayment guaranty of 100% of the loan secured by Twinbrook Quarter Phase I. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of September 30, 2025, the loan balance and the amount guaranteed were $138.9 million and there was $6.1 million remaining to draw on the loan. The Company also provides the lender with a 100% construction completion guaranty.

During construction and lease-up, the Company provides a limited repayment guaranty of $26.6 million for the loan secured by Hampden House. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of September 30, 2025, the loan balance was $107.6 million and there was $25.4 million remaining to draw on the loan. The Company also provides the lender with a 100% construction completion guaranty.

Notes to Consolidated Financial Statements (Unaudited)

All other notes payable are non-recourse.

At September 30, 2025, future principal payments of debt, including scheduled maturities and amortization, for years ending December 31, were as follows:

(Dollars in thousands)	Principal Payments
October 1 through December 31, 2025	$9,028
2026	168,464
2027	34,481
2028	193,086	(1)
2029	251,391	(2)
2030	59,075
Thereafter	896,444
Principal amount	1,611,969
Unamortized deferred debt costs	23,910
Net	$1,588,059

(1)Includes $140.0 million outstanding under the New Term Loan. (2)Includes $190.0 million outstanding under the New Revolving Credit Facility.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the New Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaling $23.9 million and $20.1 million, net of accumulated amortization of $9.7 million and $11.2 million, at September 30, 2025 and December 31, 2024, respectively, are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

Interest expense, net and amortization of deferred debt costs for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest incurred	$19,439	$18,870	$57,482	$55,355
Amortization of deferred debt costs	856	577	2,108	1,722
Capitalized interest	(3,187)	(7,191)	(8,835)	(20,036)
Subtotal	17,108	12,256	50,755	37,041
Less: Interest income	(42)	(43)	(122)	(113)
Interest expense, net and amortization of deferred debt costs	$17,066	$12,213	$50,633	$36,928

6.    Equity

The Consolidated Statements of Operations reflect noncontrolling interests of $3.5 million and $5.1 million for the three months ended September 30, 2025 and 2024, respectively, and $10.0 million and $14.8 million for the nine months ended September 30, 2025 and 2024, respectively, representing income attributable to limited partnership units not held by Saul Centers.

Notes to Consolidated Financial Statements (Unaudited)
At September 30, 2025 and December 31, 2024, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

At September 30, 2025 and December 31, 2024, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the "Series E Stock"). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units, nonvested restricted stock awards, and stock options are the Company's potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. The following table sets forth, for the indicated periods, weighted averages of the number of common shares outstanding, basic and diluted, the effect of dilutive options and nonvested restricted stock awards, and the number of options which are not dilutive because the average price of the Company's common stock was less than the exercise prices. The treasury stock method was used to measure the effect of the dilution.

	Average Shares/Awards/Options Outstanding
	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Weighted average common stock outstanding-basic	24,230	24,133	24,200	24,113
Weighted average effect of dilutive options	—	10	1	5
Weighted average effect of dilutive nonvested restricted stock awards	12	12	17	5
Weighted average common stock outstanding-diluted	24,242	24,155	24,218	24,123
Weighted average non-dilutive options	1,096	1,149	1,086	1,149
Years non-dilutive options were issued as of period end	2016 through 2023	2015 through 2022	2016 through 2023	2015 through 2022

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

Notes to Consolidated Financial Statements (Unaudited)
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee's cash compensation, subject to certain limits, were $103,600 and $103,700 for the three months ended September 30, 2025 and 2024, respectively, and $349,000 and $339,200 for the nine months ended September 30, 2025. All amounts contributed by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. The Company credited to employee accounts $86,300 and $76,300 for the three months ended September 30, 2025 and 2024, respectively, and $211,500 and $186,900 for the nine months ended September 30, 2025 and 2024, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $2.7 million and $2.5 million, at September 30, 2025 and December 31, 2024, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

The Company and the Saul Organization are parties to a shared services agreement (the "Agreement") that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board, which consists entirely of independent directors. Net billings by the Saul Organization for the Company's share of these ancillary costs and expenses, which included rental expense for the Company's headquarters sublease, totaled approximately $3.0 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively, and $9.1 million and $8.7 million for the nine months ended September 30, 2025 and 2024, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, accounts payable, accrued expenses and other liabilities included approximately $1.1 million and $1.2 million, respectively, representing amounts due to the Saul Organization for the Company's share of these ancillary costs and expenses.

The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company's rent expense for its headquarters location was $232,000 and $204,300 for the three months ended September 30, 2025 and 2024, respectively, and $668,200 and $635,500 for the nine months ended September 30, 2025 and 2024, respectively, and is included in general and administrative expense.

The B. F. Saul Insurance Agency, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company's insurance program. Such commissions and fees amounted to $92,100 and $99,400 for the three months ended September 30, 2025 and 2024, respectively, and $310,400 and $257,000 for the nine months ended September 30, 2025 and 2024, respectively.

8.    Share-based Employee Compensation, Stock Option Plans, and Deferred Compensation Plan for Directors

In 2004, the Company established a stock incentive plan (the "Options Plan"), as amended. Under the Options Plan, options were granted at an exercise price not less than the market value of the common stock on the date of grant and expire ten years from the date of grant. Officer options vest ratably over four years following the grant and are charged to expense using the straight-line method over the vesting period. Director options vest immediately and are charged to expense as of the date of grant. The Options Plan was replaced with the Incentive Plan (as defined below) in May 2024.

Notes to Consolidated Financial Statements (Unaudited)
The Company uses the fair value method to value and account for stock options. The fair value of options granted is determined at the time of the grant using the Black-Scholes model, a widely used method for valuing share-based employee compensation, and the following assumptions: (1) Expected Volatility determined using the most recent trading history of the Company's common stock (month-end closing prices) corresponding to the average expected term of the options; (2) Average Expected Term of the options based on prior exercise history, scheduled vesting and the expiration date; (3) Expected Dividend Yield determined by management after considering the Company's current and historic dividend yield, the Company's yield in relation to other retail REITs and the Company's market yield at the grant date; and (4) a Risk-free Interest Rate based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted ratably over the vesting period and includes the amounts as compensation expense in general and administrative expenses.

Pursuant to the Incentive Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company's directors and their beneficiaries. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have their fees paid in shares, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company's common stock on the last trading day of the quarter to determine the number of shares to be credited to the director. The Company credited directors' deferred fee accounts with 9,563 and 7,756 shares for the nine months ended September 30, 2025 and 2024, respectively, and issued 9,189 and 7,970 shares, respectively. As of September 30, 2025 and December 31, 2024, the directors' deferred fee accounts comprise 126,291 and 125,917 shares, respectively.

Stock option expense totaling $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, was included in general and administrative expense in the Consolidated Statement of Operations. As of September 30, 2025, the estimated future expense related to nonvested stock options was approximately $0.5 million.

The table below summarizes the option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding options at January 1	1,183,000	$48.55	$927,476
Options granted	—	—	—
Options exercised	—	—	—
Options expired/forfeited	(87,500)	51.07	—
Outstanding options at September 30	1,095,500	48.35	—
Exercisable options at September 30	966,375	49.56	—

The intrinsic value of stock options outstanding or exercisable measures the price difference between the options' exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. No options were exercised during the three and nine months ended September 30, 2025 and 6,250 and 10,625 options were exercised during the three and nine months ended September 30, 2024, respectively. At September 30, 2025, the final trading day of the 2025 third quarter, the closing share price of $31.87 was lower than the exercise price of 1.1 million outstanding options granted from 2016 through 2023. The weighted average remaining contractual life of the Company's outstanding and exercisable options is 4.6 years and 4.2 years, respectively.

Notes to Consolidated Financial Statements (Unaudited)
On May 17, 2024, following shareholder approval, the Company established the Saul Centers, Inc. 2024 Stock Incentive Plan (the "Incentive Plan"), under which various equity incentives may be granted. Grants are split between time-vested and performance-based depending on to whom they are granted. Grants of time-vested restricted stock awards granted to officers will vest on an annual basis over five years. The performance-based restricted stock awards granted to officers will vest on the fifth anniversary of the award's grant date. The performance measurement for the performance-based awards is the Company's annual actual funds from operations compared to the annual funds from operations target established by the Board. Performance-based awards are earned on a sliding scale from 50% to 150% of the number of shares granted as the Company's actual funds from operations scales from 90% to 110% of the Board's established target, with a minimum result of 90% of the target required for the award to vest. Grants of time-vested restricted stock awards granted to directors vest on an annual basis over three years. On May 9, 2025, the Company granted 119,000 restricted shares to officers, divided equally between time-vested and performance-based awards, and 16,000 restricted shares to non-employee directors. On May 17, 2024, the Company granted 117,000 restricted shares to officers, divided equally between time-vested and performance-based awards. On May 20, 2024, the Company granted 18,000 restricted shares to non-employee directors.

The Company uses the fair value method to value and account for restricted stock grants. The fair value of restricted stock granted is determined at the time of the grant using a discounted cash flow analysis, and the following assumptions: (1) Expected Dividend Yield determined by management after considering the Company's current and historic dividend yield, the Company's yield in relation to other retail REITs and the Company's market yield at the grant date; (2) the closing price of the Company's common stock on the date of the grant; (3) estimated forfeitures; and (4) a present value discount rate equal to the Expected Dividend Yield. The Company amortizes the value of granted restricted stock ratably over the vesting period and includes the amounts as compensation expense in general and administrative expenses. For accounting purposes, (a) time-vested restricted stock awards are treated as having been granted on the date the Board authorizes the grant and (b) performance-based restricted stock awards are treated as having been granted on the date the Board establishes the performance target.

Dividends on restricted stock awards will accrue commencing on the grant date and will be paid when the underlying shares vest. Restricted stock awards are measured at fair value, adjusted for estimated forfeitures. The cost of restricted stock compensation is charged to expense ratably from the grant date through the vesting date and will be adjusted periodically for changes in forfeiture estimates and, for performance-based awards, the impact of revised expectations of the Company's results compared to the Board-established targets.

Restricted stock compensation expense totaled $0.4 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $0.3 million, for the nine months ended September 30, 2025 and 2024, respectively, which was included in general and administrative expense in the Consolidated Statements of Operations. As of September 30, 2025, the estimated future expense related to nonvested restricted stock grants was approximately $5.3 million.

The table below summarizes the restricted stock activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Estimated Fair Value Per Share	Grant Date Estimated Aggregate Fair Value
Nonvested restricted stock outstanding at January 1	105,750	$35.20	$3,722,660
Restricted stock granted	87,400	30.01	2,622,583
Restricted stock vested	(17,036)	37.56	(639,832)
Change in restricted stock awards based on performance	—	—	—
Restricted stock forfeited	(2,000)	37.44	(74,872)
Nonvested restricted stock outstanding at September 30	174,114	32.34	$5,630,539
Authorized future restricted stock grants	82,700

The Company recognized total share-based compensation expense, inclusive of both stock options and restricted stock, totaling approximately $0.5 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and $1.3 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively, which was included in general and administrative expense in the Consolidated Statements of Operations. As of September 30, 2025, estimated future total share-based compensation expense related to nonvested awards under both plans is approximately $5.8 million.

Notes to Consolidated Financial Statements (Unaudited)
9.    Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management's estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, would be approximately $1.18 billion and $1.10 billion, respectively, compared to the principal balance of $1.38 billion and $1.37 billion at September 30, 2025 and December 31, 2024, respectively. A change in any of the significant inputs may lead to a change in the Company's fair value measurement of its debt.

10.    Derivatives and Hedging Activities

The Company's objectives in using interest rate derivatives are to mitigate the volatility of interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses floating-to-fixed interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The change in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that approximately $0.6 million will be reclassified from other comprehensive income and reflected as a decrease to interest expense.

The Company carries its interest-rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models that contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. As of September 30, 2025, the fair value of the interest-rate swaps was approximately $1.4 million and is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.

The table below details the fair value and location of the interest rate swaps as of September 30, 2025 and December 31, 2024.

	Fair Values of Derivative Instruments
(In thousands)	September 30, 2025		December 31, 2024
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$1,375	Other Assets	$4,093

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2025 and 2024.

Notes to Consolidated Financial Statements (Unaudited)

	The Effect of Hedge Accounting on Other Comprehensive Income (OCI)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Amounts of gain (loss) recognized in OCI	$77	$(2,851)	$(1,662)	$388
Location of gain reclassified from OCI into income	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs	Interest expense, net and amortization of deferred debt costs
Amounts of gain reclassified from OCI into income	$(355)	$(605)	$(1,056)	$(1,817)

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

The Company is involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, management believes the resolution of such claims and litigation will not have a material adverse effect on the Company's consolidated financial statements.

12.    Business Segments

The Company's operating segments conform with our method of internal reporting and the way the Chief Executive Officer, who is also the Chief Operating Decision Maker ("CODM"), evaluates financial results, allocates resources and manages the business. The Company has identified each property as an operating segment. The properties have been aggregated into two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). All properties within each segment generate similar types of revenues and expenses related to tenant rent, expense reimbursements and operating expenses. Although services are provided to a variety of tenants, the types of services provided to them are similar within each segment. The properties within each reportable segment have similar economic characteristics, and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout each reportable segment. Certain reclassifications have been made to prior year information to conform to the 2024 presentation.

The CODM measures and evaluates the performance of our operating segments based on property net operating income ("NOI"), and considers this metric when allocating operating and capital resources to each segment. NOI includes property revenue and other revenue and deducts property operating expenses and real estate taxes. Total property revenue includes most components of rental revenue, except straight-line rent and above and below market lease amortization, plus parking revenues and lease termination fee revenue. NOI also excludes interest expense, depreciation and amortization, general and administrative expense, and gains and losses.

Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize NOI and total assets for each of our reportable segments:

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the three months ended September 30, 2025
Revenue:
Total property revenue	$46,204	$23,750	$69,954
Revenue adjustments (1)			2,050
Total revenue			$72,004
Expenses:
Real estate taxes	(5,023)	(3,131)
Repairs and maintenance	(2,690)	(2,135)
Other expenses (2)	(2,732)	(4,467)
Property net operating income	$35,759	$14,017	$49,776
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(17,066)
Depreciation and amortization of deferred leasing costs			(14,106)
General and administrative			(6,658)
Revenue adjustments (1)			2,050
Net income			$13,996

Capital investment	$11,349	$8,192	$19,541
Total assets per segment	$905,978	$1,246,164	$2,152,142
Other assets (3)			15,439
Total assets			$2,167,581

As of or for the three months ended September 30, 2024
Revenue:
Total property revenue	$46,250	$20,460	$66,710
Revenue adjustments (1)			578
Total revenue			$67,288
Expenses:
Real estate taxes	(4,920)	(2,700)
Repairs and maintenance	(2,790)	(1,858)
Other expenses (2)	(2,391)	(3,072)
Property net operating income	$36,149	$12,830	$48,979
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(12,213)
Depreciation and amortization of deferred leasing costs			(12,072)
General and administrative			(5,680)
Revenue adjustments (1)			578
Net income			$19,592

Capital investment	$4,614	$50,203	$54,817
Total assets per segment	$907,116	$1,194,544	$2,101,660
Other assets (3)			11,364
Total assets			$2,113,024
(1)    Revenue adjustments are straight-line base rent and above/below market lease amortization.
(2)    Other expenses include payroll, utilities, insurance, legal, parking, advertising, and other.
(3)    Other assets include cash on hand, swap assets, and an operating lease right of use asset.

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the nine months ended September 30, 2025
Revenue:
Total property revenue	$139,780	$67,769	$207,549
Revenue adjustments (1)			7,145
Total revenue			$214,694
Expenses:
Real estate taxes	(14,611)	(9,543)
Repairs and maintenance	(10,834)	(5,808)
Other expenses (2)	(8,007)	(12,541)
Property net operating income	$106,328	$39,877	$146,205
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(50,633)
Depreciation and amortization of deferred leasing costs			(42,727)
General and administrative			(19,085)
Revenue adjustments (1)			7,145
Gain on disposition of property			120
Net income			$41,025

Capital investment	$21,475	$52,634	$74,109
Total assets per segment	$905,978	$1,246,164	$2,152,142
Other assets (3)			15,439
Total assets			$2,167,581

As of or for the nine months ended September 30, 2024
Revenue:
Total property revenue	$140,377	$60,247	$200,624
Revenue adjustments (1)			299
Total revenue			$200,923
Expenses:
Real estate taxes	(14,752)	(8,100)
Repairs and maintenance	(8,612)	(5,015)
Other expenses (2)	(7,653)	(9,032)
Property net operating income	$109,360	$38,100	$147,460
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(36,928)
Depreciation and amortization of deferred leasing costs			(36,102)
General and administrative			(17,565)
Revenue adjustments (1)			299
Gain on disposition of property			181
Net income			$57,345

Capital investment	$13,403	$131,608	$145,011
Total assets per segment	$907,116	$1,194,544	$2,101,660
Other assets (3)			11,364
Total assets			$2,113,024
(1)    Revenue adjustments are straight-line base rent and above/below market lease amortization.
(2)    Other expenses include payroll, utilities, insurance, legal, parking, advertising, and other.
(3)    Other assets include cash on hand, swap assets, and an operating lease right of use asset.

13.    Subsequent Events

The Company has reviewed all events and transactions for the period subsequent to September 30, 2025, and determined there are no subsequent events required to be disclosed.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in "Item 1. Financial Statements" of this report and the more detailed information contained in the Company's Form 10-K for the year ended December 31, 2024. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "plans," "intends," "estimates," "anticipates," "expects," "believes" or similar expressions in this Form 10-Q. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•the ability of our tenants to pay rent;
•our reliance on shopping center "anchor" tenants and other significant tenants;
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

Additional information related to these risks and uncertainties are included in "Risk Factors" (Part I, Item 1A of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024), "Quantitative and Qualitative Disclosures about Market Risk" (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024), and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Part I, Item 2 of this Form 10-Q).

General

The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2025.

Overview

The Company's primary strategy is to continue to focus on diversification of its assets through development of transit-oriented, residential mixed-use projects and expansion of and additions to its grocery-anchored Shopping Centers in the Washington, DC metropolitan area. The Company's operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. The Company has a pipeline of entitled sites in its portfolio, some of which are currently Shopping Centers, for development of up to 2,800 apartment units and 860,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority red line Metro stations in Montgomery County, Maryland. In addition, the Company recently entered into a lease with Publix to develop a new grocery store at Ashland Square, in Prince William County, Virginia. When complete, Ashland Square is expected to ultimately comprise approximately 124,000 square feet of retail space including the 50,325 square foot Publix, three existing pad sites, four additional pad sites and approximately 30,000 square feet of small shop space.

The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as grocery stores. The Company has executed leases or has leases under negotiation for nine more pad sites.

In the current economic and capital markets environment, management believes acquisition opportunities for investment in existing and new shopping center and mixed-use properties in the near future are uncertain. Management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are identified and market conditions improve. It is management's view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisitions, development and redevelopment as integral parts of its overall business plan.

Because our portfolio is primarily concentrated in the Washington, D.C./Baltimore metro area, certain actions taken by the federal government, including, but not limited to, the significant reductions-in-force of federal employees and the current government shutdown, have impacted and will likely continue to impact the office, retail and residential real estate markets in the area. Because the majority of the Company's property net operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes and actions, and the ways in which they might impact traffic at our properties, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retail store expansion and closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies seeking to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, decreased to 94.4% at September 30, 2025, from 95.7% at September 30, 2024.

The Company maintains a ratio of total debt to total estimated asset market value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of September 30, 2025, including the $100.0 million hedged variable-rate debt, total fixed-rate debt, with staggered maturities from 2026 to 2041, represented approximately 85.7% of the Company's notes payable, thus mitigating refinancing risk. The Company's unhedged variable-rate debt consists of $230.0 million outstanding under the New Credit Facility. Including fixed and variable rate debt, the Company's outstanding debt totaled approximately $1.61 billion with a weighted average remaining term of 8.6 years as of September 30, 2025. As of September 30, 2025, the Company has availability of approximately $101.1 million under the New Credit Facility.

Recent Developments

The Company is developing Twinbrook Quarter Phase I located in Rockville, Maryland. The residential portion of Phase I was completed on October 1, 2024 and includes 452 apartment units. The remaining portions of Phase I include an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we also invested in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the remaining investment to complete Twinbrook Quarter Phase I is not expected to exceed $10.1 million. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. As of September 30, 2025, the outstanding balance of the loan was $136.6 million, net of unamortized deferred debt costs. Construction of the residential building is complete and The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of November 3, 2025, 431 of the 452 (95.4%) residential units were leased and occupied. Of the approximately 106,000 square feet of ground floor retail, the base building is complete and 101,400 square feet (95.7%) has been leased. The Wegmans supermarket at Twinbrook Quarter opened for business on June 25, 2025, and the remaining leased retail space is expected to open at various times over 2025 and 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is also developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $9.2 million. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. As of September 30, 2025, the outstanding balance of the loan was $105.1 million, net of unamortized deferred debt costs. Hampden House opened and residential tenants began moving in on October 1, 2025. As of November 3, 2025, 70 of the 366 (19.1%) residential units are leased and occupied. Of the approximately 10,100 square feet of ground floor retail, 8,600 square feet (85.1%) has been leased and tenant build-outs are in progress.

Subsequent to the end of the quarter, we entered into a lease with Publix for a new grocery store, which we will construct, at Ashland Square in Prince William County, Virginia. The Ashland Square property currently includes three pad sites with operating tenants. We have executed leases at Ashland Square for two additional pad sites. When complete, Ashland Square is expected to ultimately comprise approximately 124,000 square feet of retail space including the 50,325 square foot Publix, the three existing pad sites, four additional pad sites and approximately 30,000 square feet of small shop space.

Critical Accounting Policies

The Company's financial statements are prepared in accordance with GAAP, which requires management to make certain estimates and assumptions that affect the reporting of financial position and results of operations. If judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of the financial statements. The Company has identified the following policies that, due to estimates and assumptions inherent in these policies, involve a relatively high degree of judgment and complexity.

Real Estate Investments

Real estate investment properties are stated at historic cost less depreciation. Although the Company intends to own its real estate investment properties over a long term, from time to time it will evaluate its market position, market conditions, and other factors and may elect to sell properties that do not conform to the Company's investment profile. Management believes that the Company's real estate assets have generally appreciated in value since their acquisition or development and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company's liabilities as reported in the financial statements. Because the financial statements are prepared in conformity with GAAP, they do not report the current fair market value of the Company's real estate investment properties.

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

Accounts Receivable, Accrued Income, and Allowance for Doubtful Accounts

Accounts receivable primarily represents amounts currently due from tenants in accordance with the terms of their respective leases. Individual leases are assessed for collectability and, upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectability is determined to be probable. We also assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, effects of tenant bankruptcies, historical levels of bad debt and current economic trends. Evaluating and estimating uncollectable lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. Actual results could differ from these estimates.

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

Results of Operations

Three months ended September 30, 2025 (the "2025 Quarter") compared to the three months ended September 30, 2024 (the "2024 Quarter")

Net income for the 2025 Quarter decreased to $14.0 million from $19.6 million for the 2024 Quarter. The primary reason for the decline in net income was the $4.7 million adverse impact of the initial operations of Twinbrook Quarter Phase I. Significant changes in revenue and expenses are discussed below.

Revenue

	Three Months Ended September 30,		2024 to 2025 Change
(In thousands)	2025	2024	Amount	Percent
Base rent	$59,250	$54,332	$4,918	9.1%
Expense recoveries	10,920	10,332	588	5.7%
Percentage rent	302	381	(79)	(20.7)%
Other property revenue	614	521	93	17.9%
Credit losses on operating lease receivables, net	(407)	(16)	(391)	NM
Rental revenue	70,679	65,550	5,129	7.8%
Other revenue	1,325	1,738	(413)	(23.8)%
Total revenue	$72,004	$67,288	$4,716	7.0%

NM = Not meaningful

Total revenue increased 7.0% in the 2025 Quarter compared to the 2024 Quarter, primarily due to the initial operations of Twinbrook Quarter Phase I of $3.9 million.

Base rent. Base rent includes $1.9 million and $0.4 million for the 2025 Quarter and 2024 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.1 million and $0.2 million for the 2025 Quarter and 2024 Quarter, respectively, to recognize income from the accretion of discounts related to in-place leases acquired in connection with purchased real estate investment properties. The $4.9 million increase in base rent in the 2025 Quarter compared to the 2024 Quarter is primarily attributable to (a) higher base rent related to Twinbrook Quarter Phase I of $3.5 million, (b) higher commercial base rent, exclusive of Twinbrook Quarter Phase I, of $1.1 million, and (c) higher residential base rent, exclusive of Twinbrook Quarter Phase I, of $0.3 million.

Expense Recoveries. The $0.6 million increase in expense recoveries in the 2025 Quarter compared to the 2024 Quarter is primarily attributable to an increase in recoverable property operating expenses.

Credit losses on operating lease receivables, net. The $0.4 million increase in credit losses on operating lease receivables in the 2025 Quarter compared to the 2024 Quarter is primarily attributable to higher reserves across the portfolio.

Other revenue. The $0.4 million decrease in other revenue in the 2025 Quarter compared to the 2024 Quarter is primarily attributable to lower lease termination fees.

Expenses

	Three Months Ended September 30,		2024 to 2025 Change
(In thousands)	2025	2024	Amount	Percent
Property operating expenses	$12,024	$10,111	$1,913	18.9%
Real estate taxes	8,154	7,620	534	7.0%
Interest expense, net and amortization of deferred debt costs	17,066	12,213	4,853	39.7%
Depreciation and amortization of deferred leasing costs	14,106	12,072	2,034	16.8%
General and administrative	6,658	5,680	978	17.2%
Total expenses	$58,008	$47,696	$10,312	21.6%

Total expenses increased 21.6% in the 2025 Quarter compared to the 2024 Quarter, as described below. The increase in total expenses is primarily attributable to the initial operations of Twinbrook Quarter Phase I, which generated $8.6 million of expenses during the 2025 Quarter.

Property operating expenses. The $1.9 million increase in property operating expenses in the 2025 Quarter compared to the 2024 Quarter is primarily attributable to (a) the operations of Twinbrook Quarter Phase I of $1.4 million and (b) higher utility costs across the portfolio, exclusive of Twinbrook Quarter Phase I, of $0.3 million.

Real estate taxes. The $0.5 million increase in real estate taxes in the 2025 Quarter compared to the 2024 Quarter is primarily attributable to the initial operations of Twinbrook Quarter Phase I of $0.3 million.

Interest expense, net and amortization of deferred debt costs. Interest expense, net and amortization of deferred debt costs increased 39.7% in the 2025 Quarter compared to the 2024 Quarter primarily due to (a) the initial operations of Twinbrook Quarter Phase I of $4.8 million and (b) $1.1 million of higher interest incurred as a result of higher average outstanding debt, partially offset by (c) $0.6 million of lower interest incurred as a result of lower average interest rates and (d) higher capitalized interest, exclusive of Twinbrook Quarter Phase I, primarily related to Hampden House of $0.6 million.

Depreciation and amortization of deferred leasing costs: Depreciation and amortization of deferred leasing costs increased 16.8% in the 2025 Quarter compared to the 2024 Quarter primarily due to $2.2 million of depreciation expense related to Twinbrook Quarter Phase I, which was not in service in the 2024 Quarter.

General and administrative. General and administrative costs increased 17.2% in the 2025 Quarter compared to the 2024 Quarter primarily due to (a) higher employment costs of $0.6 million and (b) costs related to the New Credit Facility of $0.2 million.

Nine months ended September 30, 2025 (the "2025 Period") compared to the nine months ended September 30, 2024 (the "2024 Period")

Net income for the 2025 Period decreased to $41.0 million from $57.3 million for the 2024 Period. The primary reason for the decline in net income was the $16.4 million adverse impact of the initial operations of Twinbrook Quarter Phase I. Significant changes in revenue and expenses are discussed below.

Revenue

	Nine Months Ended September 30,		2024 to 2025 Change
(In thousands)	2025	2024	Amount	Percent
Base rent	$175,294	$160,641	$14,653	9.1%
Expense recoveries	32,872	30,663	2,209	7.2%
Percentage rent	1,644	1,624	20	1.2%
Other property revenue	1,855	2,146	(291)	(13.6)%
Credit losses on operating lease receivables, net	(1,013)	(530)	(483)	91.1%
Rental revenue	210,652	194,544	16,108	8.3%
Other revenue	4,042	6,379	(2,337)	(36.6)%
Total revenue	$214,694	$200,923	$13,771	6.9%

Total revenue increased 6.9% in the 2025 Period compared to the 2024 Period, primarily due to the initial operations of Twinbrook Quarter Phase I of $8.9 million.

Base Rent. Base rent includes $6.7 million and $(0.4) million for the 2025 Period and 2024 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.5 million and $0.7 million for the 2025 Period and 2024 Period, respectively, to recognize income from the accretion of discounts related to in-place leases acquired in connection with purchased real estate investment properties. The $14.7 million increase in base rent in the 2025 Period compared to the 2024 Period is primarily attributable to (a) higher base rent related to Twinbrook Quarter Phase I of $8.3 million, (b) higher commercial base rent, exclusive of Twinbrook Quarter Phase I, of $5.4 million and (c) higher residential base rent, exclusive of Twinbrook Quarter Phase I, of $1.0 million.

Expense recoveries. The $2.2 million increase in expense recoveries in the 2025 Period compared to the 2024 Period is primarily attributable to an increase in recoverable property operating expenses.

Credit losses on operating lease receivables, net. The $0.5 million increase in credit losses on operating lease receivables, net in the 2025 Period compared to the 2024 Period is primarily attributable to higher reserves across the portfolio.

Other revenue. The $2.3 million decrease in other property revenue in the 2025 Period compared to the 2024 Period is primarily attributable to lower lease termination fees.

Expenses

	Nine Months Ended September 30,		2024 to 2025 Change
(In thousands)	2025	2024	Amount	Percent
Property operating expenses	$37,190	$30,312	$6,878	22.7%
Real estate taxes	24,154	22,852	1,302	5.7%
Interest expense, net and amortization of deferred debt costs	50,633	36,928	13,705	37.1%
Depreciation and amortization of deferred leasing costs	42,727	36,102	6,625	18.4%
General and administrative	19,085	17,565	1,520	8.7%
Total expenses	$173,789	$143,759	$30,030	20.9%

Total expenses increased 20.9% in the 2025 Period compared to the 2024 Period, as described below. The increase in total expenses is primarily due to the initial operations of Twinbrook Quarter Phase I, which generated $25.3 million of expenses during the 2025 Period.

Property operating expenses. Property operating expenses increased 22.7% in the 2025 Period compared to the 2024 Period primarily due to (a) the initial operations of Twinbrook Quarter Phase I of $3.6 million, (b) higher repairs and maintenance expenses, exclusive of Twinbrook Quarter Phase I, of $2.5 million, of which approximately $1.7 million is an increase in snow removal costs, and (c) higher utility costs across the portfolio, exclusive of Twinbrook Quarter Phase I, of $0.5 million.

Real estate tax expense. Real estate tax expense increased 5.7% in the 2025 Period compared to the 2024 Period primarily due to the initial operations of Twinbrook Quarter Phase I of $1.2 million.

Interest expense, net and amortization of deferred debt costs. Interest expense, net and amortization of deferred debt costs increased 37.1% in the 2025 Period compared to the 2024 Period primarily due to (a) the initial operations of Twinbrook Quarter Phase I of $14.4 million and (b) $3.6 million of higher interest incurred as a result of higher average outstanding debt, partially offset by (c) $2.4 million of lower interest incurred as a result of lower average interest rates and (d) higher capitalized interest, exclusive of Twinbrook Quarter Phase I, primarily related to Hampden House of $2.2 million.

Depreciation and amortization of deferred leasing costs: Depreciation and amortization of deferred leasing costs increased 18.4% in the 2025 Period compared to the 2024 Period primarily due to $6.6 million of depreciation expense related to Twinbrook Quarter Phase I, which was not in service in the 2024 Period.

General and administrative. General and administrative expense increased 8.7% in the 2025 Period compared to the 2024 Period primarily due to (a) higher employment costs of $1.3 million and (b) higher costs related to the New Credit Facility of $0.2 million.

Same property revenue and same property net operating income

Same property revenue and same property net operating income are non-GAAP financial measures of performance that management believes improve the comparability of reporting periods by excluding the results of properties that were not in operation for the entirety of the comparable reporting periods.

We define same property revenue as total revenue less straight-line base rent and amortization of above/below market premiums and discounts related to leases acquired in connection with purchased real estate investment properties minus the revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property net operating income as net income plus (a) interest expense, net and amortization of deferred debt costs, (b) depreciation and amortization of deferred leasing costs, (c) general and administrative expenses, (d) change in fair value of derivatives, and (e) loss on the early extinguishment of debt minus (f) gains on property dispositions, (g) straight-line base rent, (h) amortization of above/below market premiums and discounts related to leases acquired in connection with purchased real estate investment properties and (i) the net operating income of properties that were not in operation for the entirety of the comparable periods.

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

Same property revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Total revenue	$72,004	$67,288	$214,694	$200,923
Revenue adjustments (1)	(2,050)	(578)	(7,145)	(299)
Acquisitions, dispositions and development properties	(3,463)	—	(6,860)	—
Total same property revenue	$66,491	$66,710	$200,689	$200,624

Shopping Centers	$46,204	$46,250	$139,780	$140,377
Mixed-Use properties	20,287	20,460	60,909	60,247
Total same property revenue	$66,491	$66,710	$200,689	$200,624

Total Shopping Center revenue	$46,204	$46,250	$139,780	$140,377
Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total Shopping Center same property revenue	$46,204	$46,250	$139,780	$140,377

Total Mixed-Use property revenue	$23,750	$20,460	$67,769	$60,247
Mixed-Use acquisitions, dispositions and development properties	(3,463)	—	(6,860)	—
Total Mixed-Use same property revenue	$20,287	$20,460	$60,909	$60,247

(1)Revenue adjustments are straight-line base rent and above/below market lease amortization.

Mixed-Use same property revenue is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Office mixed-use properties (1)	$9,673	$10,235	$29,251	$30,069
Residential mixed-use properties (residential activity) (2)	9,428	9,088	28,183	26,814
Residential mixed-use properties (retail activity) (3)	1,186	1,137	3,475	3,364
Total Mixed-Use same property revenue	$20,287	$20,460	$60,909	$60,247

(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness

Same property net operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income	$13,996	$19,592	$41,025	$57,345
Interest expense, net and amortization of deferred debt costs	17,066	12,213	50,633	36,928
Depreciation and amortization of deferred leasing costs	14,106	12,072	42,727	36,102
General and administrative	6,658	5,680	19,085	17,565
Gain on disposition of property	—	—	(120)	(181)
Revenue adjustments (1)	(2,050)	(578)	(7,145)	(299)
Total property net operating income	49,776	48,979	146,205	147,460
Acquisitions, dispositions, and development properties	(1,782)		(2,127)
Total same property net operating income	$47,994	$48,979	$144,078	$147,460

Shopping Centers	$35,759	$36,149	$106,328	$109,360
Mixed-Use properties	12,235	12,830	37,750	38,100
Total same property net operating income	$47,994	$48,979	$144,078	$147,460

Shopping Center property net operating income	$35,759	$36,149	$106,328	$109,360
Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total Shopping Center same property net operating income	$35,759	$36,149	$106,328	$109,360

Mixed-Use property net operating income	$14,017	$12,830	$39,877	$38,100
Mixed-Use acquisitions, dispositions and development properties	(1,782)	—	(2,127)	—
Total Mixed-Use same property net operating income	$12,235	$12,830	$37,750	$38,100

(1)Revenue adjustments are straight-line base rent and above/below market lease amortization.

Same property net operating income decreased $1.0 million, or 2.0%, for the 2025 Quarter compared to the 2024 Quarter.

Shopping Center same property net operating income for the 2025 Quarter totaled $35.8 million, a decrease of $0.4 million compared to the 2024 Quarter. Shopping Center same property net operating income decreased primarily due to lower lease termination fees of $0.6 million. Mixed use same property net operating income for the 2025 Quarter totaled $12.2 million, a decrease of $0.6 million compared to the 2024 Quarter primarily due to lower commercial base rent of $0.6 million.

Same property net operating income decreased $3.4 million, or 2.3%, for the 2025 Period compared to the 2024 Period.

Shopping Center same property net operating income for the 2025 Period totaled $106.3 million, a decrease of $3.0 million compared to the 2024 Period primarily due to lower lease termination fees of $2.9 million. Mixed use same property income for the 2025 Period totaled $37.8 million, a decrease of $0.3 million compared to the 2024 Period primarily due to lower parking income, net of expenses of $0.2 million.

Mixed-Use same property net operating income is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Office mixed-use properties (1)	$5,856	$6,486	$18,182	$19,302
Residential mixed-use properties (residential activity) (2)	5,576	5,530	17,163	16,372
Residential mixed-use properties (retail activity) (3)	803	814	2,405	2,426
Total Mixed-Use same property net operating income	$12,235	$12,830	$37,750	$38,100

(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness

Liquidity and Capital Resources

Cash and cash equivalents totaled $11.8 million and $7.2 million at September 30, 2025 and 2024, respectively. The Company maintains cash balances at various financial institutions and, from time to time, those balances may exceed federally insured limits. The Company has not experienced any losses on such deposits and actively monitors its banking relationships to mitigate its exposure to significant credit risk on those deposits. The Company's cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$77,609	$92,448
Net cash used in investing activities	(74,109)	(145,011)
Net cash provided by (used in) financing activities	(2,011)	51,353
Net increase (decrease) in cash and cash equivalents	$1,489	$(1,210)

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $70.9 million decrease in cash used in investing activities is primarily due to (a) decreased development expenditures of $71.8 million partially offset by (b) increased additions to real estate investments throughout the portfolio of $0.8 million.

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

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), distributions to common and preferred stockholders, distributions to unit holders, and amounts required for expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 90% of its "real estate investment trust taxable income," as defined in the Code. The Company expects to meet these short-term liquidity requirements (other than amounts required for additional property acquisitions and developments) through cash provided from operations, available cash and its New Credit Facility.

The Company is developing Twinbrook Quarter Phase I located in Rockville, Maryland. The residential portion of Phase I was completed on October 1, 2024 and includes 452 apartment units. The remaining portions of Phase I include an 80,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion of Phase I is not being constructed at this time. In connection with the development of the residential and retail portions of Phase I, we also invested in infrastructure and other items that will support both Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the remaining investment to complete Twinbrook Quarter Phase I is not expected to exceed $10.1 million. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. As of September 30, 2025, the outstanding balance of the loan was $136.6 million, net of unamortized deferred debt costs. Construction of the residential building is complete and The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of November 3, 2025, 431 of the 452 (95.4%) residential units were leased and occupied. Of the approximately 106,000 square feet of ground floor retail, the base building is complete and 101,400 square feet (95.7%) has been leased. The Wegmans supermarket at Twinbrook Quarter opened for business on June 25, 2025, and the remaining leased retail space is expected to open at various times over 2025 and 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is also developing Hampden House, a project located in downtown Bethesda, Maryland that will include up to 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $9.2 million. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. As of September 30, 2025, the outstanding balance of the loan was $105.1 million, net of unamortized deferred debt costs. Hampden House opened and residential tenants began moving in on October 1, 2025. As of November 3, 2025, 70 of the 366 (19.1%) residential units are leased and occupied. Of the approximately 10,100 square feet of ground floor retail, 8,600 square feet (85.1%) has been leased and tenant build-outs are in progress.

Subsequent to the end of the quarter, we entered into a lease with Publix for a new grocery store, which we will construct, at Ashland Square in Prince William County, Virginia. The Ashland Square property currently includes three pad sites with operating tenants. We have executed leases at Ashland Square for two additional pad sites. When complete, Ashland Square is expected to ultimately comprise approximately 124,000 square feet of retail space including the 50,325 square foot Publix, the three existing pad sites, four additional pad sites and approximately 30,000 square feet of small shop space. The budget for the development of Ashland Square has not been finalized, neither has the placement of any loan to finance a portion of the cost of the development.

Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments.

The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management's determination that such properties are expected to provide long-term earnings and cash flow growth. During the remainder of the year, developments, expansions or acquisitions (if any) are expected to be funded with available cash, bank borrowings from the New Credit Facility, construction and permanent financing, proceeds from the operation of the Company's Dividend Reinvestment Plan ("DRIP") or other external debt or equity capital resources available to the Company. Any future borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnership level. The availability and terms of any such financing will depend upon market and other conditions.

Dividend Reinvestments

The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 49,880 and 43,452 shares pursuant to the DRIP at a weighted average discounted price of $32.57 and $37.21 per share, during the nine months ended September 30, 2025 and 2024, respectively. The Company issued 405,960 and 390,247 limited partnership units pursuant to the DRIP at a weighted average price of $31.95 and $38.12 per unit during the nine months ended September 30, 2025 and 2024, respectively. The Company also credited 6,562 and 5,633 shares to directors pursuant to the reinvestment of dividends specified by the Directors' Deferred Compensation Plan at a weighted average discounted price of $32.57 and $37.20 per share, during the nine months ended September 30, 2025 and 2024, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total estimated asset market value of 50% or less and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to each property's aggregate cash flow. Given the Company's current debt level, it is management's belief that the ratio of the Company's debt to total asset value was below 50% as of September 30, 2025.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board may, from time to time, reevaluate the Company's debt/capitalization strategy in light of current economic conditions, relative costs of capital, market values of the Company's property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board then deems relevant. The Board may modify the Company's debt/capitalization policy based on such a reevaluation without shareholder approval and consequently, may increase or decrease the Company's debt to total estimated asset market value ratio above or below 50% or may waive the policy for certain periods of time. Whenever management determines the financing environment is favorable, the Company may opportunistically refinance or renegotiate the terms of certain of its outstanding debt in order to achieve longer maturities and/or more favorable loan terms.

At September 30, 2025, the Company had a $600.0 million New Credit Facility comprised of a $460.0 million New Revolving Credit Facility and a $140.0 million New Term Loan. The New Revolving Credit Facility matures on July 30, 2029 and can be extended for one additional year, subject to satisfaction of certain conditions. The New Term Loan matures on July 28, 2028 and has two one-year extension options, subject to satisfaction of certain conditions. Interest accrues at SOFR plus an applicable spread, which is determined by certain leverage tests. As of September 30, 2025, the applicable spread for borrowings was 140 basis points for the New Revolving Credit Facility and 135 basis points for the New Term Loan. Letters of credit may be issued under the New Credit Facility. On September 30, 2025, based on the value of the Company's unencumbered properties calculated in accordance with the terms of the New Credit Facility, approximately $101.1 million was available and undrawn under the New Credit Facility, $330.0 million was outstanding and approximately $185,000 was committed for letters of credit. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the New Credit Facility.

The New Credit Facility requires the Company and its subsidiaries to maintain compliance with certain financial covenants. The material covenants require the Company, on a consolidated basis, to:
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

As of September 30, 2025, the Company was in compliance with all such covenants. See Note 5 to the consolidated financial statements for a discussion of all financing activity.

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

The Company has a $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of September 30, 2025, the balance of the loan was $136.6 million, net of unamortized deferred debt costs.

The Company has a $133.0 million construction-to-permanent loan related to the Hampden House development project. As of September 30, 2025, the balance of the loan was $105.1 million, net of unamortized deferred debt costs.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company's financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

We use certain non-GAAP measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the operating results. We believe these non-GAAP measures provide useful information to our Board, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP measures.

Funds From Operations ("FFO")1 available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2025 Quarter totaled $25.3 million, a decrease of 12.3% compared to the 2024 Quarter. FFO available to common stockholders and noncontrolling interests was adversely impacted by $2.5 million, or $0.07 per basic and diluted share, due to the initial operations of Twinbrook Quarter Phase I. Exclusive of Twinbrook Quarter Phase I, FFO available to common stockholders and noncontrolling interests decreased by $1.0 million primarily due to (a) higher general and administrative costs of $0.8 million, (b) lower lease termination fees of $0.6 million, (c) higher credit losses on operating lease receivables, net of $0.4 million, (d) lower expense recoveries, net of expenses of $0.3 million and (e) higher interest expense, net and amortization of deferred debt costs of $0.2 million, partially offset by (f) higher commercial base rent of $1.1 million and (g) higher residential base rent of $0.3 million.

FFO available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2025 Period totaled $75.2 million, a decrease of 11.4% compared to the 2024 Period. FFO available to common stockholders and noncontrolling interests was adversely impacted by $9.8 million, or $0.28 per basic and diluted share, due to the initial operations of Twinbrook Quarter Phase I.

The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net income	$13,996	$19,592	$41,025	$57,345
Subtract:
Gain on disposition of property	—	—	(120)	(181)
Add:
Real estate depreciation and amortization	14,106	12,072	42,727	36,102
FFO	28,102	31,664	83,632	93,266
Subtract:
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,395)
FFO available to common stockholders and noncontrolling interests	$25,304	$28,866	$75,237	$84,871
Weighted average shares and units:
Basic	35,057	34,560	34,863	34,469
Diluted	35,069	34,582	34,880	34,479
Basic FFO per share available to common stockholders and noncontrolling interests	$0.72	$0.84	$2.16	$2.46
Diluted FFO per share available to common stockholders and noncontrolling interests	$0.72	$0.83	$2.16	$2.46

(1)The National Association of Real Estate Investment Trusts ("Nareit") developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by Nareit as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding impairment charges on real estate assets and gains or losses from real estate dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company's Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what the Company believes occurs with its assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

Acquisitions and Redevelopments

The Company may redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management's determination that such properties are expected to provide long-term earnings and cash flow growth. During the remainder of the year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the New Credit Facility, construction financing, proceeds from the operation of the Company's dividend reinvestment plan or other external capital resources available to the Company.

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

Restricted Stock Compensation

On May 17, 2024, following shareholder approval, the Company established the Saul Centers, Inc. 2024 Stock Incentive Plan (the "Incentive Plan"), under which various equity incentives may be granted. Restricted stock awards to officers are divided equally between time-vested and performance-based awards, and restricted stock awards granted to non-employee directors vest on an annual basis over three years.

For accounting purposes, performance-based awards are not treated as granted until the Board establishes the target for those awards. As of September 30, 2025, (a) no expense has been recognized and (b) no estimate of future expense has been made for the 82,700 performance-based restricted shares awarded to officers where the accounting grant date has not occurred. If those awards had been granted for accounting purposes as of September 30, 2025, the additional estimated future expense would have been approximately $2.2 million, calculated using the fair value method and based on the closing share price of $31.87 on September 30, 2025, the final trading day of the 2025 Period.

Portfolio Leasing Status

Commercial Properties

The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's commercial properties ("Commercial"), which includes all properties except for the residential properties ("Residential"), which includes apartments within The Milton at Twinbrook Quarter, The Waycroft, Clarendon Center and Park Van Ness properties.

For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Average Commercial Rents per Square Foot
	Nine Months Ended September 30,		2024 to 2025 Change
	2025	2024	Amount	Percent
Base rent	$22.33	$21.16	$1.17	5.5%
Effective rent	$20.68	$19.57	$1.11	5.7%

The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
September 30, 2025	50	8	7,808,783	1,242,809	95.2%	89.6%
September 30, 2024	50	7	7,807,494	1,136,885	96.7%	89.3%

As of September 30, 2025, 94.5% of the Commercial portfolio was leased, compared to 95.7% as of September 30, 2024. On a same property basis, 94.4% of the Commercial portfolio was leased as of September 30, 2025 compared to 95.7% as of September 30, 2024. Included in the 94.5% of space leased as of September 30, 2025, is approximately 167,090 square feet of space, representing 1.9% of total Commercial square footage, that has not yet been occupied by the respective tenants. Collectively, these leases are expected to produce approximately $5.3 million of additional annualized base rent, exclusive of straight-line base rent, an average of $31.53 per square foot, upon tenant occupancy and following any contractual rent concessions.

The Mixed-Use Commercial leasing percentage is composed of Commercial leases at office mixed-use properties and residential mixed-use properties. On a same property basis, the leasing percentage at office mixed-use properties decreased to 88.5% as of September 30, 2025 from 88.9% as of September 30, 2024. On a same property basis, the retail leasing percentage at residential mixed-use properties was 97.0% as of each of September 30, 2025 and September 30, 2024.

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

	Commercial Property Leasing Activity
					Average Base Rent per Square Foot
	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
Three Months Ended September 30,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2025	314,327	25,953	61	6	$22.76	$23.98	$21.80	$24.28
2024 (1)	267,160	32,573	69	6	$20.92	$25.27	$19.75	$24.98

(1)One lease, for 31,642 square feet, is excluded from the table above because it renewed with only percentage rent.

Additional information about the leasing activity during the three months ended September 30, 2025 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	15	—	52
Square feet	97,893	—	242,387
Per square foot average annualized:
Base rent	$26.78	$—	$21.27
Tenant improvements	(2.89)	—	(0.17)
Leasing costs	(0.82)	—	(0.05)
Rent concessions	(0.62)	—	(0.02)
Effective rents	$22.45	$—	$21.03

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers as of September 30, 2025, for each of the next ten years beginning with 2025, assuming that none of the tenants exercise renewal options and excluding an aggregate of 372,383 square feet of unleased space, which represented 4.8% of the gross leasable area ("GLA") of the Shopping Centers as of September 30, 2025.

	Lease Expirations of Shopping Center Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2025 (2)	201,673	sf	2.6%	$3,913,285	2.6%	$19.40
2026	587,625		7.5%	12,106,476	8.2%	20.60
2027	895,608		11.5%	19,665,007	13.3%	21.96
2028	1,438,839		18.4%	23,269,987	15.7%	16.17
2029	1,337,433		17.1%	26,147,390	17.6%	19.55
2030	830,910		10.6%	17,096,276	11.5%	20.58
2031	450,422		5.8%	10,036,892	6.8%	22.28
2032	328,058		4.2%	5,546,659	3.7%	16.91
2033	218,582		2.8%	5,858,644	3.9%	26.80
2034	220,706		2.8%	5,106,794	3.4%	23.14
2035	445,636		5.7%	9,610,400	6.5%	21.57
Thereafter	480,908		6.2%	10,106,504	6.8%	21.02
Total	7,436,400	sf	95.2%	$148,464,314	100.0%	$19.96

(1)Calculated using annualized contractual base rent payable as of September 30, 2025 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2025 expirations, including 128,778 square feet of leases that are month-to-month, is $19.75 per square foot.

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties as of September 30, 2025, for each of the next ten years beginning with 2025, assuming that none of the tenants exercise renewal options and excluding an aggregate of 129,553 square feet of unleased office and retail space, which represented 10.4% of the GLA of the commercial space within the Mixed-Use Properties as of September 30, 2025.

	Commercial Lease Expirations of Mixed-Use Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2025 (2)	24,524	sf	2.0%	$1,116,208	3.2%	$45.51
2026	91,970		7.4%	3,119,642	8.9%	33.92
2027	90,446		7.3%	2,696,720	7.7%	29.82
2028	76,577		6.2%	2,414,507	6.8%	31.53
2029	61,633		5.0%	2,184,073	6.2%	35.44
2030	90,085		7.2%	3,311,414	9.4%	36.76
2031	189,859		15.3%	4,248,305	12.0%	22.38
2032	20,051		1.6%	605,914	1.7%	30.22
2033	92,925		7.5%	3,926,369	11.1%	42.25
2034	48,743		3.9%	2,749,467	7.8%	56.41
2035	101,239		8.1%	414,956	1.2%	4.10
Thereafter	225,204		18.1%	8,472,275	24.0%	37.62
Total	1,113,256	sf	89.6%	$35,259,850	100.0%	$31.67

(1) Calculated using annualized contractual base rent payable as of September 30, 2025, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2025 expirations is $41.54 per square foot.

Residential Properties

As of September 30, 2025, the Company had 1,371 apartment leases, 143 of which will expire in 2025, 1,044 of which will expire in 2026, and 184 of which will expire in 2027. Annual base rent due under these leases is $11.3 million, $24.5 million, and $1.5 million for the years ending December 31, 2025, 2026, and 2027, respectively.

On a same property basis, excluding The Milton at Twinbrook Quarter, the Residential portfolio was 98.5% leased at September 30, 2025 compared to 98.8% at September 30, 2024.

	Residential Same Property Leasing Activity
		Average Rent per Square Foot
Three Months Ended September 30,	Number of leases	New/Renewed Leases	Expiring Leases
2025	268	$3.89	$3.79
2024	229	3.75	3.60

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

The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of September 30, 2025, the Company had unhedged variable rate indebtedness totaling $230.0 million. If the interest rates on the Company's unhedged variable rate debt instruments outstanding at September 30, 2025 had been one percentage point higher or lower, annual interest expense relating to these debt instruments would have increased or decreased by $2.3 million based on those balances. As of September 30, 2025, the Company had fixed-rate indebtedness totaling $1.38 billion with a weighted average interest rate of 4.71%. If interest rates on the Company's fixed-rate debt instruments at September 30, 2025 had been one percentage point higher, the fair value of those debt instruments on that date would have decreased by $72.2 million. If interest rates on the Company's fixed-rate debt instruments at September 30, 2025 had been one percentage point lower, the fair value of those debt instruments on that date would have increased by $79.0 million.

Inflation may impact the Company's results of operations by (a) increasing costs unreimbursed by tenants faster than rents increase and (b) adversely impacting consumer demand at our retail shopping centers, which, in turn, may results in (i) lower percentage rent and/or (ii) the inability of tenants to pay their rent. Inflation may also negatively impact the cost of development projects. While the Company has not been significantly impacted by any of these items in the current year, no assurances can be provided that inflationary pressures will not have a material adverse effect on the Company's business in the future.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including its Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2025. Based on the foregoing, the Company's Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

During the quarter ended September 30, 2025, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2024 Annual Report of the Company on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company's Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company's Dividend Reinvestment and Stock Purchase Plan for the July 31, 2025 dividend distribution acquired 6,503 shares of common stock at a price of $31.31 per share and 180,934 limited partnership units at an average price of $31.43 per unit. The limited partnership units were sold pursuant to Section 4(a)(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None of our directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6.    Exhibits

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).*

99.	(a)	Schedule of Portfolio Properties (filed herewith).

101.
The following financial statements from the Company's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

SAUL CENTERS, INC. (Registrant)

Date: November 6, 2025	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: November 6, 2025	/s/ Joel A. Friedman
Joel A. Friedman Executive Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)

Date: November 6, 2025	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)