Form 10-K
period 2025-12-31
SAUL CENTERS, INC.
filed 2026-02-27
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of February 23, 2026 was 24,495,775.
At June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $451.6 million based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.

DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “plans,” “intends,” “estimates,” “anticipates,” “expects,” “believes” or similar expressions in this Form 10-K. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. Certain factors and uncertainties that could cause actual results or events to differ materially from those we anticipate are described in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), as well as in “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7a), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7). The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•macroeconomic conditions, including due to geopolitical instability and global trade disruptions, which may lead to reduced or disrupted access to capital, rising inflation and could negatively impact the business operations of some of our tenants;
•the ability of our tenants to pay rent;
•our reliance on shopping center “anchor” tenants and other significant tenants;
•our substantial relationships with members of the Saul Organization (as hereinafter defined);
•financing risks, such as increases in interest rates, restrictions imposed by our debt, our ability to meet existing financial covenants and our ability to consummate planned and additional financings on acceptable terms or at all;
•our access to capital;
•our ability to successfully complete acquisitions, developments or redevelopments, or if they are consummated, whether such acquisitions, developments or redevelopments perform as expected;
•adverse trends in the retail, office and residential real estate sectors;
•risks relating to cybersecurity and potential future uses of artificial intelligence (“AI”), including disruption to our business and operations, reputational risk, regulatory risk, and exposure to liabilities from tenants, employees, capital providers, and other third parties;
•risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies, the relative illiquidity of real estate and environmental risks; and
•risks related to our status as a real estate investment trust (a “REIT”) for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes to REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.

.

Item 1. Business

General

Saul Centers, Inc. (“Saul Centers”) was incorporated under the Maryland General Corporation Law in 1993, and operates as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is required to annually distribute at least 90% of its REIT taxable income (excluding net capital gains) to its stockholders and meet certain organizational and other requirements. Saul Centers has made and intends to continue to make regular quarterly distributions to its stockholders. Saul Centers, together with its wholly-owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the “Company.” B. Francis Saul II serves as Chairman of the Board of Directors (the “Board”) and Chief Executive Officer of Saul Centers.

The Company’s primary strategy is to continue to focus on diversification of its assets through development of transit-oriented, residential mixed-use projects and expansion of and additions to its grocery-anchored shopping centers in the Washington, DC/Baltimore metropolitan area. The Company’s operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers.

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B. F. Saul Real Estate Investment Trust (the “Saul Trust”), the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, the “Saul Organization”). In 1993, in connection with this restructuring, members of the Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships,” and collectively with the Operating Partnership, the “Partnerships”), certain shopping center and mixed-use properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries.

As of December 31, 2025, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), nine mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

Management of the Current Portfolio Properties

The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 70 full-time equivalent employees at its headquarters office and 86 full-time employees and 12 part-time employees at its properties and with an extensive network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third-party managers or provide management services to third parties.

The Company augments its property management capabilities by sharing with the Saul Organization certain ancillary functions, at cost, such as information technology, payroll services, human resources and benefits administration, accounting services, and in-house legal services. The Company also shares certain insurance administration expenses on a pro rata basis with the Saul Organization. Management believes that these arrangements result in lower costs than could be obtained by contracting with third parties. These arrangements permit the Company to capture greater economies of scale in purchasing from third-party vendors than would otherwise be available to the Company alone and to capture internal economies of scale by avoiding payments representing profits with respect to functions provided internally. The terms of all sharing arrangements with the Saul Organization, including payments related thereto, are specified in a written agreement and are reviewed periodically by the Audit Committee of the Company’s Board of Directors.

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

Operating Strategy

The Company's primary strategy is to continue to diversify its assets through development of transit-oriented, residential mixed-use projects and expansion of and additions to its grocery-anchored Shopping Centers in the Washington, DC/Baltimore metropolitan area. The Company's operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. The Company has a pipeline of entitled sites in its portfolio, some of which are currently Shopping Centers, for development of up to 2,500 apartment units and 850,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority red line Metro stations in Montgomery County, Maryland. In addition, the Company recently entered into a lease with Publix to develop a new grocery store at Ashland Square in Prince William County, Virginia. When complete, Ashland Square is expected to ultimately comprise approximately 124,000 square feet of retail space including the 50,325 square foot Publix, three existing pad sites, four additional pad sites and approximately 30,000 square feet of small shop space.

Management believes there is potential for long term growth in cash flow as existing leases for space in the Shopping Centers and Mixed-Use Properties expire and are renewed, or newly available or vacant space is leased. Through its leasing activities, the Company intends to optimize the mix of uses at the Shopping Centers to improve foot traffic. Management’s leasing goals are to increase occupancy, improve overall retail sales, and ultimately increase cash flow. In those circumstances in which leases are not otherwise expiring, management selectively attempts to increase cash flow through a variety of means, or in connection with renovations or relocations, recapturing leases with below market rents and re-leasing at market rates, as well as replacing financially troubled tenants. When possible, management also will seek to include scheduled increases in base rent, as well as percentage rent based on sales provisions, in its leases.

It is management’s intention to hold properties for long-term investment and management places strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that characteristics such as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal workday. Management believes that the Shopping Centers and Mixed-Use Properties generally are attractive and well maintained. The Shopping Centers and Mixed-Use Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free-standing retail or office facilities.

Investment in Real Estate

The Company has a pipeline of entitled mixed-use sites in its portfolio, some of which are currently Shopping Centers, for development of up to 2,500 apartment units and 850,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority red line Metro stations in Montgomery County, Maryland.

The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio, and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as grocery stores. The Company has two executed leases and six leases are under negotiation for a total of eight more pad sites.

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

Capital Policies

The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value. Book value may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2025.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company’s debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company's property portfolio, opportunities for acquisition, development or expansion, financial covenants related to the New Credit Facility (hereinafter defined), and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt capitalization policy based on such a reevaluation, without shareholder approval, and may increase or decrease the Company’s debt to total asset ratio above or below 50% or may waive the policy for certain periods of time, subject to maintaining compliance with financial covenants contained within existing debt agreements. The Company selectively refinances or renegotiates the terms of its outstanding debt to extend maturities and obtain additional liquidity.

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

Management believes that success in the competition for ownership and leasing property is dependent in part upon the geographic location of the property, the tenant mix, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors impacting the Company’s properties include ease of access to the properties, the adequacy of related facilities such as parking, and the demographic characteristics in the markets in which the properties compete. Overall economic circumstances and trends and new properties in the vicinity of each of the Current Portfolio Properties are also competitive factors.

Finally, retailers at our Shopping Centers face increasing competition from outlet stores, online retailers, discount shopping clubs and other forms of marketing goods, such as direct mail, internet marketing and telemarketing. This competition may reduce percentage rents payable to us and may contribute to lease defaults or insolvency of tenants.

Human Capital

As of December 31, 2025, the Company had approximately 70 full-time equivalent corporate employees and 86 full-time employees and 12 part-time employees at its properties. None of our employees are represented by a collective bargaining agreement.

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

We support the continuing education of our employees through (a) reimbursement of the cost of seeking undergraduate and graduate degrees at colleges and universities and (b) reimbursement of costs related to seminars, conferences and workshops. We previously launched a program that we call B. F. Saul University that enhances our other training and education programs by providing our talented employees with the tools necessary to effectively lead and manage. We manage an internship program to support the development of future real estate professionals.

Government Regulation Affecting Our Properties

The Current Portfolio Properties are subject to various laws and regulations relating to environmental and pollution controls. The impact upon the Company from the application of such laws and regulations either prospectively or retrospectively is not expected to have a material adverse effect on the Company’s property operations. As a matter of policy, the Company requires that an environmental study be performed with respect to a property that may be subject to possible environmental hazards prior to its acquisition to ascertain that there are no material environmental hazards associated with such property.

See "Item 1A. Risk Factors — Risk Factors Related to our REIT Status and Other Laws and Regulations" for further discussion of potential material effects of our compliance with government regulations, including environmental regulations and the rules governing REITS.

Recent Developments

The Company is developing Twinbrook Quarter Phase I located in Rockville, Maryland. It includes 452 apartment units, an 81,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion is not being constructed at this time. In connection with the development of the residential and retail portions of Twinbrook Quarter Phase I, we also invested in infrastructure and other items that will support both Twinbrook Quarter Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the remaining investment to complete Twinbrook Quarter Phase I is not expected to exceed $9.9 million. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. As of December 31, 2025, the outstanding balance of the loan was $139.3 million, net of unamortized deferred debt costs. The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of February 23, 2026, 440 of the 452 (97.3%) residential units were leased and occupied. Of the approximately 106,000 square feet of ground floor retail, the base building is complete and 101,400 square feet (95.7%) has been leased. The Wegmans supermarket at Twinbrook Quarter opened for business on June 25, 2025. As of February 23, 2026, including the Wegmans supermarket, approximately 88,500 square feet of the retail space is open and the remaining leased retail space is expected to open at various times during 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is also developing Hampden House, a project located in downtown Bethesda, Maryland, which includes 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $6.8 million. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. As of December 31, 2025, the outstanding balance of the loan was $115.4 million, net of unamortized deferred debt costs. Hampden House opened and residential tenants began moving in on October 1, 2025. As of February 23, 2026, 130 of the 366 (35.5%) residential units are leased and occupied. Of the approximately 10,100 square feet of ground floor retail, 8,600 square feet (85.1%) has been leased and tenant build-outs are in progress.

During 2025, the Company entered into a lease with Publix for a new grocery store, which we will construct, at Ashland Square in Prince William County, Virginia. The Ashland Square property currently includes three pad sites with operating tenants. We have executed leases at Ashland Square for two additional pad sites. When complete, Ashland Square is expected to ultimately comprise approximately 124,000 square feet of retail space including the 50,325 square foot Publix, the three existing pad sites, four additional pad sites and approximately 30,000 square feet of small shop space.

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

Risk Factors Related to our Real Estate Investments and Operations

Revenue from our properties may be negatively impacted if the operations of our retail tenants are not successful.

Adverse changes in consumer spending or consumer preferences for particular goods, services or store-based retailing could negatively impact the ability of our retail tenants to pay rent. Revenue from our properties depends primarily on the ability of our retail tenants to pay the full amount of rent due under their leases on a timely basis, which is in turn dependent on the success of their operations, making us vulnerable to general economic downturns and other conditions affecting the retail industry. Some of our leases provide for the payment of additional rent above the base amount based on a specified percentage of the gross sales generated by the retail tenants. As a result, declines in our retail tenants’ sales revenue could adversely impact the Company’s receipt of percentage rents required to be paid by tenants under certain leases. Some retail tenants may terminate their leases or vacate space due to an inability to operate profitably for an extended period of time, impacting the Company’s ability to maintain occupancy levels.

Any reduction in the ability of our retail tenants, particularly our anchor tenants, to pay base rent or percentage rent may have a material adverse effect on our financial condition and results of operations. Small business retail tenants and anchor retailers that lease space in the Company’s properties may experience a deterioration in their sales or other revenue, or a constraint on the availability of credit necessary to fund operations, which in turn may adversely impact those tenants’ ability to pay contractual base rents and operating expense recoveries.

We may be unable to collect balances due from tenants that file for bankruptcy protection.

Historically and from time to time, certain of our tenants have experienced financial difficulties and filed for bankruptcy protection, typically under the U.S. Bankruptcy Code. If a tenant or lease guarantor files for bankruptcy, we may not be able to collect all pre-petition amounts owed by that party. In addition, a tenant that files for bankruptcy protection may reject or terminate our lease, in which event we would have a general unsecured claim that would likely be for less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition and results of operations. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy protection and rejects its leases, we may experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by such tenant.

Our ability to increase our net income depends on the success and continued presence of our shopping center “anchor” tenants and other significant tenants.

A majority of our shopping center properties are anchored by one or more major tenants, most of whom primarily offer day-to-day necessities and services. Thirty-four of our properties are anchored by a grocery store. Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant by revenue is Giant Food, which accounted for 4.5% of our total revenue for the year ended December 31, 2025. The closing of one or more anchor stores prior to the expiration of the applicable lease term, or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. In the event that we are unable to re-lease space vacated by an anchor tenant, we may incur additional expenses to reconfigure or re-model the space to be able to re-lease the space to one or more new anchor tenants or other tenants. This could reduce our net income and negatively impact our financial condition and results of operations.

We may experience difficulty or delay in renewing leases or leasing vacant space.

We derive most of our revenue directly or indirectly from rent received from our office and retail tenants. We are subject to the risks that, upon expiration, leases for space in our properties may not be renewed, the space and other vacant space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than previous lease terms. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See Item 2. Properties—Lease Expirations of Shopping Center Properties and Lease Expirations of Mixed-Use Properties for additional information regarding the scheduled lease expirations in our portfolio. Constraints on the availability of credit to office and retail tenants could impact the Company’s ability to procure new office and retail tenants for spaces currently vacant in existing operating properties or properties under development. As a result, our results of operations and our net income could be reduced.

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

Our primary strategy is to diversify our assets through development of transit-oriented, residential mixed-use projects and expansion of and additions to our grocery-anchored Shopping Centers in the Washington, DC/Baltimore metropolitan area. The redevelopment and acquisition of properties entail risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:
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
•costs associated with the need to periodically repair, renovate and re-lease space; and
•increases in the cost of adequate maintenance, insurance and other operating costs, including real estate taxes, associated with one or more properties, which may occur even when circumstances such as market factors and competition cause a reduction in revenue from one or more properties.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

Over 85% of our property net operating income is generated by properties in the metropolitan Washington, DC/Baltimore metropolitan area. As a result, significant adverse economic changes, including actions of the Federal government, affecting the real estate markets in that area could have a material adverse effect on our financial condition, operating results and ability to make distributions. In turn, our common stock is subject to greater risk vis-à-vis other enterprises whose portfolio contains greater geographic diversity.

Our results of operations may be negatively affected by adverse trends in the retail, office and residential real estate sectors.

Tenants at our retail properties face continual competition in attracting customers from online merchants, retailers at other shopping centers, catalogue companies, television shopping networks, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. Such competition could have a material adverse effect on our ability to lease space in our retail properties and on the rents we can charge or the concessions we grant. This in turn could have a material adverse effect on our results of operations and cash flows and could affect the realizable value of our assets upon sale. Further, as new technologies emerge, the relationships among customers, retailers, and shopping centers evolve rapidly and it is critical we adapt to such new technologies and relationships on a timely basis. We may be unable to adapt quickly and effectively, which could adversely impact our financial performance.

Employee telecommuting, flexible work schedules, open workplaces and teleconferencing have become increasingly common. These practices enable businesses to reduce their space requirements, and wider adoption could erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make distributions to our stockholders.

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

The short-term nature of apartment leases exposes us more quickly to the effects of declining market rents, potentially making our results of operations and cash flows more volatile.

The average remaining term of our residential apartment leases is 12 months or less. If the contractual terms of the renewal or re-leasing are less favorable than current terms, then our results of operations and financial condition could be negatively affected. Given our shorter-term residential lease structure, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. In addition, operating expenses associated with each property, such as real estate taxes, insurance, utilities, maintenance costs and employee wages and benefits, may not decline as quickly as revenues, or at all, if revenues at our properties decline.

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

Retailers are increasingly affected by e-commerce and changes in customer buying habits. While many of the retailers in our shopping centers provide services that are unable to be performed online or sell goods, the continuing increase in e-commerce sales may cause retailers to adjust the size or number of retail locations in the future or close stores. Our grocery anchors are likewise increasingly incorporating online ordering, home delivery or curbside pickup into their business models, which could reduce foot traffic at our shopping centers and adversely affect our occupancy and rental rates. Changes in shopping trends as a result of the growth in e-commerce may also affect the profitability of retailers that do not adapt to changes in market conditions. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental rates may decline, and our financial condition and results of operations may be adversely impacted.

AI presents risks and challenges that could adversely affect our business, results of operations and reputations.

We are evaluating and may in the future adopt certain AI tools, including generative AI and other automated decision-making technologies, to support certain internal functions and operations with the goal of improving operating efficiencies. Implementing and maintaining these technologies may require significant investments in software, data management, cybersecurity, governance and controls, and personnel with the requisite skills. If we are unable to effectively adopt AI tools, or if we do not do so as quickly as needed to remain competitive, we may not achieve expected efficiencies, could fall behind competitors, and our business could be adversely affected. Conversely, deploying AI tools too rapidly or without appropriate policies, testing, oversight and controls could result in ineffective adoption, operational disruptions, and flawed, biased or misleading outputs (which may appear reliable), leading to incorrect decisions, competitive harm, reputational damage, and legal or regulatory liability.

Certain of our vendors and other third parties may incorporate AI tools into the products or services they provide to us, sometimes without disclosure, may use or implement such tools improperly or ineffectively, and the providers of such tools may not meet existing or evolving standards for security, privacy, and data protection. As a result, our use of, or reliance on, such vendors could increase the risk of cybersecurity or privacy incidents, litigation or regulatory action, and reputational harm.

The legal and regulatory environment governing AI continues to evolve rapidly and remains uncertain. New or changing laws, regulations, or industry standards could require us to devote significant resources to compliance, modify or limit our use of AI, implement additional controls, or change business practices. Any such requirements could increase our costs, reduce anticipated benefits, restrict our ability to use AI effectively, or expose us to fines, penalties or other enforcement actions.

Cybersecurity risks and cyber incidents could adversely affect our business, disrupt operations and expose us to liabilities to tenants, employees, capital providers and other third parties.

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. As part of our normal business activities, we collect and store certain personal identifying and confidential information relating to our tenants, employees, vendors and suppliers, and maintain operational and financial information related to our business. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, hacking, ransomware, employee error, system error, and faulty password management. Further, malicious actors increasingly use AI technologies to deploy more sophisticated cyber security attacks that are difficult to detect, which could increase the frequency and severity of cyber-attacks. Additionally, information technology security breaches may go undetected and persist as a latent threat to our security measures.

Our ability to conduct our business may be impaired if our information technology resources, including our websites or e-mail systems, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third-party, natural disaster, hardware or software corruption or failure or error or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions, or lost connectivity to our networked resources. A significant and extended disruption could damage our reputation and cause us to lose tenants and revenues; result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information; and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings and cause us reputational harm, could have a material and adverse effect on our business and consolidated financial statements. In addition, the costs of maintaining adequate protection against data security threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements in a particular period or over various periods.

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

Our real estate assets may become impaired.

Our real estate properties are carried at cost less accumulated depreciation, unless circumstances indicate that the carrying amount of these assets may not be recoverable. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. A property’s value is impaired if the estimated aggregate future undiscounted property cash flows are less than the carrying amount of the property. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows weight potential estimated outcomes as of the balance sheet date based on current plans, intended holding periods and available market information. During the year ended December 31, 2025, we incurred no impairments within our property portfolio, but there can be no assurance that we will not experience impairment within our property portfolio in the future. Any future impairment could have a material adverse effect on our operating results in the period in which it is recognized.

Risk Factors Related to our Funding Strategies and Capital Structure

We have substantial relationships with members of the Saul Organization whose interests could conflict with the interests of other stockholders.

Influence of Officers, Directors and Significant Stockholders.

Mr. B. F. Saul II, our Chief Executive Officer and Chairman of the Board, D. Todd Pearson, our President and Chief Operating Officer, Joel A. Friedman, our Executive Vice President, Chief Accounting Officer and Treasurer, and Bettina T. Guevara, our Executive Vice President-Chief Legal and Administrative Officer, are officers of certain entities within the Saul Organization, and persons associated with the Saul Organization constitute five of the 11 members of our Board of Directors. In addition, as of December 31, 2025, Mr. B. F. Saul II had the potential to exercise control over 10,887,456 shares of our common stock representing 45.0% of our issued and outstanding shares of common stock. Mr. B. F. Saul II also beneficially owned, as of December 31, 2025, 10,615,771 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation with respect to the Saul Organization is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock but not Operating Partnership units). As of December 31, 2025, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 37.1% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2025, approximately 1,349,000 of the 10,615,771 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. B. F. Saul II and members of the Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.

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
Shared Services.

We share with the Saul Organization certain ancillary functions, such as information technology, payroll services, human resources and benefits administration, accounting services, and in-house legal services. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2025, are charges totaling $12.0 million, net, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by the Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and the Saul Organization, we have not obtained a third-party appraisal of the value of these services. See Item 13 for risk factor mitigants.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $573,300 for the year ended December 31, 2025.

Related Party Rents.

We sublease our corporate headquarters from a member of the Saul Organization, the building of which is owned by another member of the Saul Organization. The lease commenced in March 2002 and expires in February 2027. The Company and the Saul Organization entered into a shared services agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2025 was $876,600. Although the Company believes that this lease has terms comparable to what would have been obtained from a third-party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.

Conflicts Based on Individual Tax Considerations.

The tax basis of members of the Saul Organization in our portfolio properties that were contributed to certain partnerships at the time of our initial public offering in 1993 was substantially less than the fair market value thereof at the time of their contribution. In the event that we dispose of such properties, a disproportionately large share of the gain for federal income tax purposes would be allocated to members of the Saul Organization. In addition, future reductions of the level of our debt, or future releases of the guarantees or indemnities with respect thereto by members of the Saul Organization, would cause members of the Saul Organization to be considered, for federal income tax purposes, to have received constructive distributions. Depending on the overall level of debt and other factors, these distributions could exceed the Saul Organization’s basis in their Partnership units, in which case such excess constructive distributions would be taxable.

Consequently, it is in the interests of the Saul Organization that we continue to hold the contributed portfolio properties, that a portion of our debt remains outstanding or is refinanced and that the Saul Organization guarantees and indemnities remain in place, to defer the taxable gain to members of the Saul Organization. Therefore, the Saul Organization may seek to cause us to retain the contributed portfolio properties, and to refrain from reducing our debt or releasing the Saul Organization guarantees and indemnities, even when such action may not be in the interests of some, or a majority, of our stockholders. See Item 13 for risk factor mitigants.

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

As of December 31, 2025, we had approximately $1.63 billion of debt outstanding, approximately $1.44 billion of which was fixed-rate debt and approximately $189.0 million of which was variable-rate debt outstanding under our New Credit Facility.

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

We have established our debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in our portfolio rather than relative to book value. We have used a measure tied to cash flow because we believe that the book value of our portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect our ability to borrow. Asset value, however, is somewhat more variable than book value. Book value may not reflect the fair market value of the underlying properties.

The amount of our debt outstanding from time to time could have important consequences for our stockholders. For example, it could:
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
•require us to dedicate increased amounts of our cash flow from operations to payments on our variable rate, unhedged debt if interest rates rise; and
•limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

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

Our secured debt contains covenants, including, among others, provisions:
•relating to the maintenance of the property securing the debt;
•restricting our ability to assign or further encumber the properties securing the debt; and
•restricting our ability to enter into certain new leases or to amend or modify certain existing leases without obtaining consent of the lenders.

Our unsecured debt generally contains covenants including, among others, provisions restricting our ability to:
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

In addition, our New Credit Facility requires us to satisfy financial covenants. The material financial covenants require us, on a consolidated basis, to:
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

As of December 31, 2025, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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

Our growth strategy includes the redevelopment of properties we already own and the acquisition of additional properties. Because we are required to distribute to our stockholders at least 90% of our taxable income each year to continue to qualify as a real estate investment trust, or REIT, for federal income tax purposes, in addition to our undistributed operating cash flow, we rely upon the availability of debt or equity capital to fund our growth, which financing may or may not be available on favorable terms or at all. The debt could include mortgage loans from third parties or the sale of debt securities. Equity capital could include our common stock or preferred stock. Additional financing, refinancing or other capital may not be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the general state of the capital markets, the market’s perception of the Company, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement our strategy.

Risk Factors Related to our REIT Status and Other Laws and Regulations

Environmental laws and regulations could reduce the value or profitability of our properties.

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to hazardous materials, environmental protection and human health and safety. Under various federal, state and local laws, ordinances and regulations, we and our tenants may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate, and we and our tenants also may be required to pay other costs relating to hazardous or toxic substances. This liability may be imposed without regard to whether we or our tenants knew about the release of these types of substances or were responsible for their release. The presence of contamination or the failure to properly remediate contamination at any of our properties may adversely affect our ability to sell or lease those properties or to borrow using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. We are not currently aware of any environmental condition with respect to any of our properties that management believes would have a material adverse effect on our business, assets or results of operations taken as a whole. The uses of any of our properties prior to our acquisition of the property and the building materials used at the property are among the property-specific factors that will affect how environmental laws are applied to our properties. If we are subject to any material environmental liabilities, such liabilities could adversely affect our results of operations and financial condition.

We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on the properties in the future. Compliance with existing and new laws and regulations may require us or our tenants to spend funds to remedy environmental problems. Our tenants, like many of their competitors, have incurred, and will continue to incur, capital and operating expenditures and other costs associated with complying with these laws and regulations, which will adversely affect their potential profitability. Generally, our tenants are required to comply with environmental laws and meet remediation requirements. Our leases typically impose obligations on our tenants to indemnify us from any compliance costs we may incur as a result of the environmental conditions on the property caused by the tenant. If a tenant fails to or cannot comply, we could be forced to pay these costs. If not addressed, environmental conditions could impair our ability to sell or re-lease the affected properties in the future or result in lower sales prices or rent payments.

The Americans with Disabilities Act of 1990 (the “ADA”) or similar current or future legislation could require us to take remedial steps with respect to our properties.

All of our properties, as commercial facilities, are required to comply with Title III of the ADA. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. Investigation of a property may reveal non-compliance with the ADA. The requirements of the ADA, or of other federal, state or local laws, also may change in the future and restrict further renovations of our properties to ensure access for disabled persons. Future compliance with the ADA may require expensive changes to the properties.

The revenue generated by our tenants could be negatively affected by various federal, state and local laws to which they are subject.

We and our tenants are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection laws and state and local fire, life-safety and similar requirements that affect the use of the properties. Our leases typically require that each tenant comply with all applicable laws and regulations. Failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties. Such non-compliance could reduce our rental revenue, require us to pay penalties or fines, and adversely affect our ability to sell or lease a property.

We could be subject to legal or regulatory proceedings that may adversely affect our financial condition and results of operations.

As an owner and operator of commercial properties, we are party to legal and regulatory proceedings from time to time that arise in the ordinary course of business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could result in a material adverse effect on our financial condition and results of operations.

Failure to qualify as a REIT for federal income tax purposes would cause us to be taxed as a corporation, which would substantially reduce funds available for payment of distributions.

We believe that we are organized and qualified as a REIT, and currently intend to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes under the Code. However, the IRS could successfully assert that we are not qualified as such. In addition, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions. The complexity of these provisions and of the applicable income tax regulations that have been issued under the Code by the United States Department of Treasury is greater in the case of a REIT that holds its assets in partnership form. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying rents and other income. Satisfying this requirement could be difficult, for example, if defaults by tenants reduced the amount of income from qualifying rents. Also, we must make annual distributions to stockholders of at least 90% of our net taxable income (excluding capital gains). In addition, new legislation, new regulations, new administrative interpretations or new court decisions may significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to qualify as a REIT:
•we would not be allowed a deduction for dividend distributions to stockholders in computing taxable income;
•we would be subject to federal income tax at regular corporate rates;
•unless we are entitled to relief under specific statutory provisions, we may not be permitted to elect to be taxed as a REIT for four taxable years following the year during which we were disqualified;
•we could be required to pay significant income taxes, which would substantially reduce the funds available for investment and for distribution to our stockholders for each year in which we are not taxed as a REIT; and
•we would no longer be required by law to make any distributions to our stockholders.

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

To preserve our qualification as a REIT in these circumstances, we might choose to borrow funds on unfavorable terms even if our management believes the market conditions make borrowing financially unattractive.

Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a material adverse effect on us and our investors.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the Internal Revenue Service (“IRS”) and the U.S. Department of the Treasury (“Treasury”). Changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could have a material adverse effect on us and our investors. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our investors. Accordingly, such new legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to us and our investors of such qualification

To maintain our status as a REIT, we limit the amount of shares any one stockholder can own.

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

As of December 31, 2025, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 37.1% in value of all our issued and outstanding equity securities. In addition, members of the Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.

The ownership restrictions may delay, defer or prevent a transaction or a change of our control that might involve a premium price for our equity stock or otherwise be in the stockholders’ best interest.

General Risk Factors

Financial and economic conditions may have an adverse impact on us, our tenants’ businesses and our results of operations.

Our business may be affected by market and economic challenges experienced by the U.S. economy and real estate industry as a whole, as well as by the economic conditions in the markets in which our properties are located. Current geopolitical and domestic challenges could impact the U.S. economy and overall consumer spending and willingness to visit shopping centers in person, including, but not limited to, trade restrictions (such as existing and potential tariffs and retaliatory measures from foreign countries), foreign wars, and domestic civil unrest. Additional economic challenges that can adversely affect our retail tenants and anchor retailers include high inflation and unemployment levels, labor shortages, supply chain constraints, and increases in energy prices and interest rates.

Potential consequences of a prolonged deterioration of economic and other market conditions include:
•the financial condition of our tenants, many of which operate in the retail industry, may be adversely affected by bankruptcy, lack of liquidity, operational failures or for other reasons, which may result in tenant defaults under their leases, including, but not limited to, defaults due to non-payment of rent to us;
•the ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from acquisition and development activities and increase our future interest expense;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices and may reduce the ability to refinance loans; and
•one or more lenders under our New Credit Facility could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

Loss of our key management could adversely affect performance and the value of our common shares.

We are dependent on the efforts of our key management. Although we believe qualified replacements could be found for any departures of key executives, the loss of their services could adversely affect our performance and the value of our common stock.

The outbreak or pandemic of any highly infectious or contagious diseases or other public emergencies, could have a material adverse effect on or disrupt our business and financial condition, results of operations, cash flows and the market value and trading price of our securities.

A pandemic or public health emergency could have a material adverse effect on or disrupt our business and financial condition, results of operations and cash flows due to, among other factors:
•a complete or partial closure of, or other operational issues at, our properties as a result of government or tenant action;
•declines in or instability of the economy or financial markets, which could adversely affect our tenants' business operations, financial condition and liquidity and may cause them to be unable to meet their obligations to us or to seek modifications of such obligations;
•an inability to access debt and equity capital on favorable terms, if at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt on favorable terms or at all, and may affect cash distributions to our stockholders;
•a general decline in business activity and real estate transactions could adversely affect our ability to successfully execute investment strategies or expand our property portfolio;
•a significant reduction in our cash flows could impact our ability to continue paying cash dividends to our common and preferred stockholders at expected levels or at all;
•the financial impact of a pandemic or public health emergency could negatively affect our future compliance with financial and other covenants under our debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such indebtedness;
•the discontinued service or lack of availability of personnel to conduct work could negatively impact our business and operating results; and
•our ability to ensure business continuity in the event our continuity of operations plan is not effective or is improperly implemented or deployed during a disruption.

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

Following significant catastrophic events and other large losses incurred by the insurance industry, the availability of insurance coverage has decreased and the prices for insurance have increased. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Events such as these could have a material adverse effect on our results of operations and our ability to meet our financial obligations, including distributions to our stockholders.

Natural disasters and climate change could have a material adverse effect on our cash flows and operating results.

Climate change may add to the unpredictability and frequency of natural disasters and severe weather conditions and create additional uncertainty as to future trends and exposures. Certain of our operations are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, droughts, snow storms, floods and fires. The impact of climate change or the occurrence of natural disasters can delay new development projects, increase costs to repair or replace damaged properties, increase operating costs, require additional capital expenditures to improve existing properties, including to comply with applicable climate-related laws and regulations, increase future property insurance costs, and negatively impact the tenant demand for space. If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from these events, such events could have a material adverse effect on our earnings, liquidity or capital resources.

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
•our tenant’s performance under their leases;
•the terms of our loan covenants; and
•our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

Stockholders have no contractual or other legal right to dividends, other than those that have been authorized by the Board of Directors in its sole discretion and declared by the Company. If we do not maintain or increase the dividend rate on our common stock, it could have a material adverse effect on the market price of our common stock and other securities. Payment of dividends on our common stock may be subject to the prior payment in full of the dividends on any preferred stock or depositary shares and payment of interest on any debt securities we may offer.

Certain tax and anti-takeover provisions of our articles of incorporation and bylaws may inhibit a change of our control.

Certain provisions contained in our articles of incorporation and bylaws and the Maryland General Corporation Law may discourage a third party from making a tender offer or acquisition proposal to purchase the Company. If such an offer or proposal was made, these provisions could delay, deter or prevent a change in control or the removal of existing management. These provisions also may delay or prevent the stockholders from receiving a premium for their stock over then-prevailing market prices. These provisions include:

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

Item 1B. Unresolved Staff Comments

We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2025 that remain unresolved.

Item 1C. Cybersecurity

The Company maintains a documented information security program, under the supervision of its Chief Information Officer (“CIO”), that is designed to protect the infrastructure, information systems, and the information in Company systems from unauthorized access, use, or other malicious acts by enabling the organization to identify risks, implement protections, and detect and respond to cybersecurity events. Our information security program covers multiple aspects of security management, including, but not limited to: data handling and classification; user access controls and management; business continuity and disaster recovery; configuration management; asset management; risk assessments; data disposal; record retention; information security incident response; vulnerability and patch management; network security and monitoring; physical and environmental controls; data privacy; vendor and third-party risk management; multi-factor authentication; and cybersecurity awareness training. The CIO has over 25 years of professional, cross-discipline information technology experience in various industries including real estate, financial services, government, and hospitality. The Vice President of Cybersecurity, reporting directly to the CIO, has over 18 years of information technology experience and is a Certified Information Systems Security Professional (“CISSP”). Both have been with the Company for over a decade.

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

The Company maintains an incident response plan that is designed to quickly respond to cyber security related incidents in a manner that is intended to protect its own information and the information of the Company’s customers and tenants as outlined in the incident response plan. The incident response plan establishes a primary incident coordinator, incident response teams, workstreams, escalation paths, and contacts to be engaged in an incident. The Company conducts scheduled tests of its incident response plan to verify that the teams understand how to respond to cyber threat scenarios.

The Company contracts with third parties to periodically conduct penetration testing. The Company’s internal audit team also periodically conducts a risk-based cybersecurity audit and, as part of such audit, engages third parties to conduct detailed security assessments, including adversary simulations, technical remediation validation and reporting of results. The Company’s internal audit team prepares cybersecurity audit reports in accordance with appropriate standards and reports findings and recommendations to Company management. The audit reports and management’s responses, including descriptions of any corrective actions taken, are then reported to the Audit Committee and the Board of Directors. Cybersecurity threats, possible security events, and ongoing security enhancement initiatives are regularly discussed and tracked with the CIO, VP of Cybersecurity, and other senior IT team members through regularly scheduled, collaborative meetings and more frequently as the subject matter merits. Preventative security measures are shared with Management through regularly scheduled IT steering committee meetings. The Audit Committee is apprised of cybersecurity controls, known and perceived risks, remediation of those risks, and other measures by the Chief Audit Executive, through direct briefings, or in writing (by the CIO and/or designee). Our incident response policy/plan requires that key Company executives and the Audit Committee are informed of and involved with any confirmed cybersecurity incident (including mitigation/remediation). Company IT acceptable use policies require that employees report any security incidents to IT and his/her supervisor. Regularly scheduled Company training courses and security bulletins reinforce security awareness.

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

Item 2. Properties

Overview

As of December 31, 2025, the Company is the owner and operator and developer of a real estate portfolio composed of 59 operating properties, totaling approximately 10.6 million square feet of gross leasable area (“GLA”), and three development properties. The properties are located primarily in the Washington, DC/Baltimore metropolitan area. The operating property portfolio is composed of 50 neighborhood and community Shopping Centers, and nine Mixed-Use Properties totaling approximately 7.8 million and 2.8 million square feet of GLA, respectively. One property, Seven Corners Center, accounted for more than 5% of the total gross leasable area. A majority of the Shopping Centers are anchored by one or more major tenants and offer primarily day-to-day necessities and services. Thirty-four of the Shopping Centers were anchored by a grocery store. Only one tenant, Giant Food (4.5%), a tenant at 11 Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2025.

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

In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2025 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 15,900 and 98,800, respectively. The 2025 average household income within a one- and three-mile radius of the Shopping Centers is approximately $154,700 and $158,900, respectively, compared to a national average of $116,200. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

The Shopping Center properties range in size from approximately 19,000 to 573,500 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 156,300 square feet.

Lease Expirations of Shopping Center Properties

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers as of December 31, 2025, for each of the next ten years beginning with 2026, assuming that none of the tenants exercise renewal options and excluding an aggregate of 345,744 square feet of unleased space, which represented 4.4% of the GLA of the Shopping Centers as of December 31, 2025.

Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2026	665,507	sf	8.5%	$12,652,115	8.4%	$19.01
2027	874,651		11.2%	19,690,649	13.1%	22.51
2028	1,445,641		18.5%	23,358,271	15.5%	16.16
2029	1,302,887		16.7%	26,112,115	17.3%	20.04
2030	836,672		10.7%	18,136,431	12.0%	21.68
2031	503,353		6.4%	11,534,387	7.6%	22.92
2032	355,835		4.5%	6,090,285	4.0%	17.12
2033	270,762		3.5%	5,978,543	4.0%	22.08
2034	218,536		2.8%	5,041,448	3.3%	23.07
2035	435,154		5.6%	10,395,667	6.9%	23.89
Thereafter	560,041		7.2%	11,906,231	7.9%	21.26
Total	7,469,039	sf	95.6%	$150,896,142	100.0%	$20.20

(1)Calculated using annualized contractual base rent payable as of December 31, 2025 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.

The Mixed-Use Properties

All of the Mixed-Use Properties are located in the Washington, DC/Baltimore metropolitan area and contain an aggregate GLA of approximately 2.8 million square feet, composed of 1.0 million and 0.3 million square feet of office and retail space, respectively, and 1,824 apartments. The Mixed-Use Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. Accordingly, management believes that the Mixed-Use Properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, DC/Baltimore market and do not compete with one another.

Lease Expirations of Mixed-Use Properties

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2025, for each of the next ten years beginning with 2026, assuming that none of the tenants exercise renewal options and excluding an aggregate of 141,799 square feet of unleased office and retail space, which represented 11.3% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2025.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2026	71,339	sf	5.7%	$2,233,344	6.1%	$31.31
2027	90,446		7.2%	2,717,574	7.5%	30.05
2028	80,825		6.5%	2,206,738	6.1%	27.30
2029	61,633		4.9%	2,194,006	6.0%	35.60
2030	90,085		7.2%	3,472,524	9.5%	38.55
2031	208,230		16.6%	5,600,032	15.4%	26.89
2032	20,051		1.6%	608,341	1.6%	30.34
2033	85,721		6.8%	3,926,369	10.8%	45.80
2034	59,773		4.8%	3,019,531	8.3%	50.52
2035	108,310		8.7%	1,802,220	5.0%	16.64
Thereafter	234,648		18.7%	8,609,817	23.7%	36.69
Total	1,111,061	sf	88.7%	$36,390,496	100.0%	$32.75

(1)Calculated using annualized contractual base rent payable as of December 31, 2025, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.

As of December 31, 2025, the Company had 1,484 apartment leases, 1,119 of which will expire in 2026 and 365 of which will expire in 2027. Annual base rent due under these leases is $34.7 million and $4.5 million for the years ending December 31, 2026 and 2027, respectively.

Current Portfolio Properties

The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

						Percentage Leased as of December 31, 2025
Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	2025	2024	2023	2022	2021	Anchor / Significant Tenants as at December 31, 2025
Shopping Centers
Ashbrook Marketplace	Ashburn, VA		85,819	2018 (2019)	13.7	100%	100%	100%	100%	100%	Lidl, Planet Fitness, Starbucks, Dunkin Donuts, Valvoline, Tous Le Jours, McAlisters Deli, Apple Federal Credit Union
Ashburn Village	Ashburn, VA		221,596	1994-2006	26.4	98%	98%	96%	94%	96%	Giant Food, Hallmark, McDonald's, Dunkin Donuts, Kinder Care, Blue Ridge Grill
Ashland Square Phase I	Dumfries, VA		23,120	2007	2.0	100%	100%	100%	100%	100%	Capital One Bank, CVS Pharmacy, The All American Steakhouse
Beacon Center	Alexandria, VA		359,671	1972 (1993/99/07)	32.3	100%	100%	99%	100%	100%	Lowe's Home Improvement Center, Giant Food, Home Goods, Outback Steakhouse, Marshalls, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave's, Chipotle, Capital One Bank, Wendy's, First Watch
BJ's Wholesale Club	Alexandria, VA		115,660	2008	9.6	100%	100%	100%	100%	100%	BJ's Wholesale Club
Boca Valley Plaza	Boca Raton, FL		121,365	2004	12.7	96%	99%	100%	100%	94%	Publix, Boca Raton Fitness Center, Anima Domus, Foxtail Coffee
Boulevard	Fairfax, VA		49,140	1994 (1999/09)	4.9	100%	100%	100%	100%	96%	Panera Bread, Petco, JP Morgan Chase, Dollar Tree
Briggs Chaney MarketPlace	Silver Spring, MD		194,258	2004	18.2	98%	98%	98%	99%	95%	Global Food, Ross Dress For Less, Advance Auto Parts, McDonald's, Dunkin Donuts, Enterprise Rent-A-Car, Dollar Tree, Dollar General, Salon Plaza, Chipotle
Broadlands Village	Ashburn, VA		174,438	2003/2004/ 2006	24.0	97%	100%	100%	91%	92%	Aldi Grocery, The All American Steakhouse, Dollar Tree, Starbucks, Minnieland Day Care, LA Fitness, Chase Bank, X-Golf, Inova Go Health
Burtonsville Town Square	Burtonsville, MD	(4)	139,928	2017	26.3	100%	100%	100%	100%	100%	Giant Food, Petco, Starbucks, Greene Turtle, Capital One Bank, CVS Pharmacy, Roy Rogers, Mr. Tire, Taco Bell
Countryside Marketplace	Sterling, VA		137,804	2004	16.0	96%	93%	92%	85%	91%	Lotte Plaza Market, CVS Pharmacy, Starbucks, McDonald's, 7-Eleven, VA ABC, K-9 Luxury Pet Hotel

					Percentage Leased as of December 31, 2025
Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	2025	2024	2023	2022	2021	Anchor / Significant Tenants as at December 31, 2025
Cranberry Square	Westminster, MD	141,450	2011	18.9	91%	100%	100%	100%	97%	Giant Food, Giant Gas Station, Staples, Wendy's, Sola Salons, Ledo Pizza, Hallmark
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	89%	96%	95%	93%	94%	Publix, Orange Theory
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	100%	100%	100%	Chase Bank, Bank of America
French Market	Oklahoma City, OK	246,148	1974 (1984/98)	13.8	76%	80%	63%	75%	75%	Burlington Coat Factory, The Tile Shop, Lakeshore Learning Center, Dollar Tree, Verizon, Raising Cane's, Skechers, Hobby Lobby, Mathis Sleep Center
Germantown	Germantown, MD	18,982	1992	2.7	100%	100%	100%	100%	100%	CVS Pharmacy, Jiffy Lube
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	100%	100%	100%	99%	93%	Safeway, Panera Bread, Five Guys, Chipotle
Great Falls Center	Great Falls, VA	91,666	2008	11.0	95%	99%	100%	100%	98%	Safeway, CVS Pharmacy, Northwest Federal Credit Union, Starbucks, Subway
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	93%	100%	100%	100%	100%	Mega Mart, Starbucks, Chuck E. Cheese, Sardi's Chicken, Capital One Bank, Kool Smiles, Wells Fargo
Hunt Club Corners	Apopka, FL	106,886	2006	13.9	100%	99%	98%	98%	99%	Publix, Pet Supermarket, Boost Mobile
Jamestown Place	Altamonte Springs, FL	96,201	2005	10.9	100%	100%	100%	100%	100%	Carrabas Italian Grill, Orlando Health, Crunch Fitness, AT&T
Kentlands Square I	Gaithersburg, MD	119,694	2002	11.5	100%	98%	100%	100%	100%	Lowe's Home Improvement Center, Chipotle, Starbucks, Shake Shack
Kentlands Square II and Kentlands Pad	Gaithersburg, MD	253,322	2011	23.4	97%	100%	100%	96%	97%	Giant Food, At Home, Panera Bread, Hallmark, Chick-Fil-A, Coal Fire Pizza, Cava Mezza Grill, Truist Bank, Hand & Stone Massage, Crumbl Cookie, Quincy's Restaurant, Wonder
Kentlands Place	Gaithersburg, MD	40,697	2005	3.4	87%	100%	79%	78%	86%	Bonefish Grill, F45 Training, Dollar Tree
Lansdowne Town Center	Leesburg, VA	196,817	2006	23.3	99%	97%	94%	91%	90%	Harris Teeter, CVS Pharmacy, Panera Bread, Starbucks, Ford's Oyster House, Fusion Learning, Chick-Fil-A, Chase Bank
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	100%	100%	100%	93%	CVS Pharmacy, Capital One Bank, Five Guys, Dollar Tree, Advanced Auto
Lumberton Plaza	Lumberton, NJ	162,718	1975 (1992/96)	23.3	69%	76%	61%	66%	66%	Aldi, Burger King, Big Rich Fitness, Enterprise Rent-A-Car, Five Below, Ollie's Bargain Outlet
Metro Pike Center	Rockville, MD	67,488	2010	4.6	94%	96%	96%	85%	85%	Dunkin Donuts, 7-Eleven, Palm Beach Tan, Mattress Warehouse, Salvation Army, Dollar Tree

					Percentage Leased as of December 31, 2025
Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	2025	2024	2023	2022	2021	Anchor / Significant Tenants as at December 31, 2025
Shops at Monocacy	Frederick, MD	111,341	2004	13.0	100%	100%	98%	100%	98%	Giant Food, Panera Bread, Five Guys, California Tortilla, Firehouse Subs, Comcast, NTB, Wing Stop
Northrock	Warrenton, VA	100,032	2009	15.4	87%	94%	94%	96%	94%	Harris Teeter, Longhorn Steakhouse, Ledo's Pizza, Capital One Bank
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	93%	93%	98%	98%	98%	Safeway, Advance Auto Parts, Dollar Tree, McDonald's, Wendy's, Ledo's Pizza, M&T Bank
Olney	Olney, MD	53,765	1975 (1990)	3.7	93%	95%	95%	96%	93%	Walgreens, Olney Grille, Ledo's Pizza, Popeye's, Sardi's Fusion, Qdoba
Orchard Park	Dunwoody, GA	87,365	2007	10.5	99%	99%	99%	100%	100%	Kroger, Jett Ferry Dental
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	100%	95%	98%	97%	98%	Publix, Toojay's Deli, The Tile Shop, Rockler Tools, Sola Salons
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	90%	91%	92%	93%	95%	Giant Food, Dominos, Wingstop
11503 Rockville Pk / 5541 Nicholson Ln	Rockville, MD	40,249	2010 / 2012	3.0	57%	57%	57%	57%	61%	Dr. Boyd's Pet Resort, Metropolitan Emergency Animal Clinic
1500/1580 Rockville Pike	Rockville, MD	64,781	2012/2014	10.2	100%	100%	100%	98%	100%	CVS Pharmacy
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	99%	99%	97%	96%	94%	Publix, Petco, Planet Fitness, Vision Works, Sanitas Medical Center
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	100%	100%	100%	100%	100%	Armand's Pizza, Candy Kitchen, Summer Salts, Fin's Alehouse, Vacasa
Seven Corners	Falls Church, VA	573,481	1973 (1994-7/07)	31.6	99%	100%	99%	98%	98%	The Home Depot, Giant Food, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, Off-Broadway Shoes, Starbucks, Red Robin Gourmet Burgers, Chipotle, Wendy's, Burlington Coat Factory, Mattress Warehouse, J. P. Morgan Chase, Five Below, Raising Canes, Ebisu
Severna Park Marketplace	Severna Park, MD	254,011	2011	20.6	96%	96%	93%	95%	89%	Giant Food, Kohl's, Office Depot, Goodyear, Chipotle, McDonald's, Five Guys, Jersey Mike's, Bath & Body Works, Wells Fargo, MOD Pizza, Petco, AT&T, Chase Bank
Shops at Fairfax	Fairfax, VA	68,762	1975 (1993/99)	6.7	100%	100%	100%	100%	98%	99 Ranch
Smallwood Village Center	Waldorf, MD	173,341	2006	25.1	84%	93%	90%	90%	79%	Safeway, Family Dollar, Won's Beauty Outlet

						Percentage Leased as of December 31, 2025
Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	2025	2024	2023	2022	2021	Anchor / Significant Tenants as at December 31, 2025
Southdale	Glen Burnie, MD		491,628	1972 (1986)	39.8	99%	99%	99%	100%	94%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot, The Tile Shop, Mercy Health Care, Massage Envy, Potbelly, Capital One Bank, Chipotle, Banfield Pet Hospital, Glory Days Grill, Bank of America, Grocery Outlet, Longhorn Steakhouse
Southside Plaza	Richmond, VA		371,761	1972	32.8	97%	99%	96%	95%	98%	Super Fresh, Citi Trends, City of Richmond, McDonald's, Burger King, Kool Smiles, Crafty Crab, Roses
South Dekalb Plaza	Atlanta, GA		163,418	1976	14.6	92%	75%	94%	94%	94%	Emory Clinic, Roses, Deal $, Humana Oak Street Health, Auto Zone
Thruway	Winston-Salem, NC		368,688	1972 (1997)	31.5	97%	94%	97%	90%	81%	Harris Teeter, Trader Joe's, Talbots, Hanes Brands, Jos. A. Bank, Chico's, Loft, FedEx Office, New Balance, Aveda Salon, Carter's Kids, McDonald's, Chick-Fil-A, Wells Fargo Bank, Francesca's Collections, Great Outdoor Provision Company, White House / Black Market, Soma, J. Crew, Chop't, Lululemon, Orange Theory, Athleta, Sephora, O2 Fitness, Hallmark, Sleep Number, The Good Feet Store, Hand & Stone Massage, Golf Galaxy, Warby Parker, Lovesac, Kendra Scott
Village Center	Centreville, VA		145,651	1990	17.2	95%	94%	86%	89%	88%	Giant Food, Starbucks, Pet Supplies Plus, Bikram Yoga, Truist Bank, Vitality Fitness
Westview Village	Frederick, MD		103,186	2009	11.6	100%	100%	99%	99%	89%	Silver Diner, Sleepy's, Music & Arts, Firehouse Subs, CiCi's Pizza, Café Rio, Five Guys, Regus, Krispy Kreme, Wendy's, State Employees Credit Union (SECU), GNC, Moby Dick's House of Kabobs, Wingstop
White Oak	Silver Spring, MD		480,676	1972 (1993)	27.9	98%	100%	100%	100%	100%	Giant Food, Sears, Sarku Japan, Beauty 4 U
	Total Shopping Centers	(1)	7,814,783		766.6	95.6%	96.4%	95.3%	94.7%	93.4%

						Percentage Leased as of December 31, 2025
Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	2025	2024	2023	2022	2021		Anchor / Significant Tenants as at December 31, 2025
Mixed-Use Properties (3)
Avenel Business Park	Gaithersburg, MD		390,683	1981-2000	37.1	99%	95%	96%	90%	87%		General Services Administration, Gene Dx, Inc., American Type Culture Collection, Inc.
Clarendon Center-North Block	Arlington, VA	(4)	108,386	2010	0.6	96%	89%	89%	85%	86%		Airlines Reporting Corporation, AT&T Mobility, Chipotle
Clarendon Center-South Block	Arlington, VA	(4)	104,894	2010	1.3	58%	53%	53%	71%	88%		Trader Joe's, Circa, Burke & Herbert Bank, South Block Blends, Leadership Institute, Massage Envy
Clarendon Center Residential-South Block (244 units)	Arlington, VA	(4)	188,671	2010		98%	97%	98%	97%	98%
Park Van Ness- Residential (271 units)	Washington, DC	(4)	214,600	2016	1.4	97%	97%	97%	97%	96%
Park Van Ness-Retail	Washington, DC	(4)	8,847	2016		94%	76%	76%	32%	100%		Sfoglina Pasta House, Rosedale
601 Pennsylvania Ave.	Washington, DC		227,651	1973 (1986)	1.0	87%	91%	82%	76%	78%		National Gallery of Art, American Assn. of Health Plans, Southern Company, Regus, Capital Grille
Washington Square	Alexandria, VA		236,376	1975 (2000)	2.0	78%	83%	84%	78%	71%		Academy of Managed Care Pharmacy, Cooper Carry, International Information Systems Security Certification Consortium, Trader Joe's, FedEx Office, Talbots
The Waycroft-Residential (491 units)	Arlington, VA	(4)	404,709	2020	2.8	97%	99%	98%	98%	97%
The Waycroft-Retail	Arlington, VA	(4)	60,048	2020		100%	100%	100%	100%	91%		Target, Enterprise Rent-A-Car, Silver Diner, Salon Lofts
The Milton at Twinbrook Quarter (452 units)	Rockville, MD	(5)	365,226	2024	2.8	98%	48%	N/A	N/A	N/A
Twinbrook Quarter Phase 1-Retail	Rockville, MD		105,924	2024		96%	92%	N/A	N/A	N/A		Wegmans
Hampden House - Residential (366 units)	Bethesda, MD	(5)	312,154	2025	0.6	30%	N/A	N/A	N/A	N/A
Hampden House - Retail	Bethesda, MD		10,051	2025		85%	N/A	N/A	N/A	N/A		Visual Comfort & Co.
	Total Mixed-Use Properties	(1)	2,738,220		49.6	88.7%	87.9%	86.0%	82.5%	82.3%	(2)
	Total Portfolio	(1)	10,553,003		816.2	94.6%	95.2%	94.1%	93.2%	92.0%	(2)

Property	Location	Year Acquired or Developed (Renovated)	Land Area (Acres)	Development Activity
Land and Development Properties
Twinbrook Quarter - Future Phases	Rockville, MD	2021	6.3	A development timetable has yet to be finalized.
Ashland Square Phase II	Manassas, VA	2004	17.3	The Company has entered into a lease with Publix for a new grocery store and has executed leases for two additional pad sites. When complete, Ashland Square is expected to ultimately comprise approximately 124,000 square feet of retail space including the 50,325 square foot Publix, the three existing pad sites, four additional pad sites and approximately 30,000 square feet of small shop space. The development timetable is currently being finalized.
New Market	New Market, MD	2005	35.5	Parcel will accommodate retail development in excess of 120,000 square feet near I-70, east of Frederick, Maryland. A development timetable has yet to be finalized.
	Total Development Properties		59.1

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
(3)For the purposes of the property count listed elsewhere in this document, residential and commercial are combined. The residential units at Clarendon South, Park Van Ness, The Waycroft, Twinbrook Quarter Phase 1 and Hampden House are all part of the same building as the commercial tenants at those locations.
(4)Property is LEED certified.
(5)Property has received a gold certification under the National Green Building Standard.

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

Holders

The approximate number of holders of record of the common stock was 157 as of February 23, 2026. Many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends and Distributions

Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed more than the required amount in 2025 and 2024. See Notes to Consolidated Financial Statements, No. 13, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.

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

Acquisition of Equity Securities by the Saul Organization

B. Francis Saul II, the Company's Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company's Dividend Reinvestment and Stock Purchase Plan for the October 31, 2025 dividend distribution acquired 7,207 shares of common stock at a price of $28.78 per share and 197,908 limited partnership units at an average price of $28.89 per unit. The limited partnership units were sold pursuant to Section 4(a)(2) of the Securities Act.

No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph

Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Financial Times Stock Exchange Group National Association of Real Estate Investment Trust Equity Index (“FTSE NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on December 31, 2020.

Cumulative Total Return

$225
$200
$175
$150
$125
$100
$75
Total Return Per $100 Invested
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Saul Centers, Inc.
S&P 500
Russell 2000
FTSE NAREIT Equity

Period Ended

Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Saul Centers, Inc.	$100.00	$176.58	$142.38	$146.32	$153.62	$133.97
S&P 500	$100.00	$128.75	$105.36	$132.95	$166.03	$195.45
Russell 2000	$100.00	$114.54	$91.08	$106.42	$118.54	$133.55
NAREIT Equity	$100.00	$143.25	$108.40	$123.26	$134.01	$137.84

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

Overview

The Company's primary strategy is to continue to diversify its assets through development of transit-oriented, residential mixed-use projects and expansion of and additions to its grocery-anchored Shopping Centers in the Washington, DC/Baltimore metropolitan area. The Company's operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. The Company has a pipeline of entitled sites in its portfolio, some of which are currently Shopping Centers, for development of up to 2,500 apartment units and 850,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority red line Metro stations in Montgomery County, Maryland. In addition, the Company recently entered into a lease with Publix to develop a new grocery store at Ashland Square in Prince William County, Virginia. When complete, Ashland Square is expected to ultimately comprise approximately 124,000 square feet of retail space including the 50,325 square foot Publix, three existing pad sites, four additional pad sites and approximately 30,000 square feet of small shop space.

The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as grocery stores. The Company has two executed leases and six leases are under negotiation for a total of eight more pad sites.

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

Actions taken by the Federal government will likely continue to impact the office, retail and residential real estate markets in the Washington, DC/Baltimore metropolitan area over the coming years. Because the majority of the Company’s property net operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion and closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways to maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, decreased to 94.6% at December 31, 2025, from 95.2% at December 31, 2024.

The Company maintains a ratio of total debt to total asset value of under 50%, which allows us to obtain additional secured borrowings if necessary. As of December 31, 2025, including $100.0 million of hedged variable-rate debt, total fixed-rate debt with staggered maturities from 2026 to 2041 represented approximately 88.4% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s unhedged variable-rate debt consists of $189.0 million outstanding under the New Credit Facility. As of December 31, 2025, the Company has availability of approximately $96.2 million under its New Credit Facility.

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

Results of Operations

The following is a discussion of the components of revenue and expense for the entire Company. This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 28, 2025.

Net income for 2025 decreased to $49.2 million from $67.7 million in 2024. The $18.5 million decline in net income primarily resulted from the adverse impact of the initial operations of Twinbrook Quarter Phase I of $14.3 million and Hampden House of $5.1 million. Significant changes in revenue and expenses are discussed below.

Revenue

	Year ended December 31,			Percentage Change
(Dollars in thousands)	2025	2024	2023	2025 from 2024	2024 from 2023
Base rent	$237,426	$216,622	$208,295	9.6%	4.0%
Expense recoveries	44,310	40,826	37,094	8.5%	10.1%
Percentage rent	1,806	1,853	1,790	(2.5)%	3.5%
Other property revenue	2,545	2,737	2,412	(7.0)%	13.5%
Credit losses on operating lease receivables, net	(1,722)	(860)	(534)	100.2%	61.0%
Rental revenue	284,365	261,178	249,057	8.9%	4.9%
Other revenue	5,478	7,669	8,150	(28.6)%	(5.9)%
Total revenue	$289,843	$268,847	$257,207	7.8%	4.5%

Total revenue increased 7.8% in 2025 compared to 2024 as described below.

Base rent: Base rent includes $9.5 million and $(7.8) million for 2025 and 2024, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.6 million and $0.8 million for 2025 and 2024, respectively, to recognize income from the accretion of discounts related to in-place leases acquired in connection with purchased real estate investment properties. The $20.8 million increase in base rent in 2025 compared to 2024 was primarily attributable to (a) higher residential and commercial base rent related to Twinbrook Quarter Phase I of $11.0 million, (b) higher commercial base rent, exclusive of Twinbrook Quarter Phase I and Hampden House, of $7.7 million, (c) higher residential base rent, exclusive of Twinbrook Quarter Phase I and Hampden House, of $1.4 million and (d) higher residential and commercial base rent of Hampden House of $0.7 million.

Expense recoveries: The $3.5 million increase in expense recoveries in 2025 compared to 2024 is primarily attributable to an increase in recoverable property operating expenses.

Credit losses on operating lease receivables, net: Credit losses on operating lease receivables, net was a loss of $1.7 million during 2025. The loss is primarily due to higher reserves on lease receivables in 2025.

Other Revenue: The $2.2 million decrease in other revenue was primarily due to (a) lower lease termination fees of $2.6 million partially offset by (b) higher parking revenue of $0.4 million.

Expenses

	Year ended December 31,			Percentage Change
(Dollars in thousands)	2025	2024	2023	2025 from 2024	2024 from 2023
Property operating expenses	$52,034	$41,719	$37,489	24.7%	11.3%
Real estate taxes	32,446	30,342	29,650	6.9%	2.3%
Interest expense, net and amortization of deferred debt costs	70,548	53,696	49,153	31.4%	9.2%
Depreciation and amortization of deferred leasing costs	58,784	50,502	48,430	16.4%	4.3%
General and administrative	26,932	25,066	23,459	7.4%	6.9%
Total expenses	$240,744	$201,325	$188,181	19.6%	7.0%

Total expenses increased 19.6% in 2025 compared to 2024, primarily due to the initial operations of Twinbrook Quarter Phase I and Hampden House.

Property operating expenses: Property operating expenses increased $10.3 million in 2025 compared to 2024 primarily due to (a) the initial operations of Twinbrook Quarter Phase I of $4.3 million, (b) higher repairs and maintenance expenses, exclusive of Twinbrook Quarter Phase I and Hampden House, of $3.6 million, of which $2.2 million relates to snow removal costs, (c) higher utility expenses, exclusive of Twinbrook Quarter Phase I and Hampden House, of $1.0 million, (d) the initial operations of Hampden House of $0.9 million and (e) higher insurance costs, exclusive of Twinbrook Quarter Phase I and Hampden House of $0.3 million.

Real estate taxes: Real estate taxes increased $2.1 million in 2025 compared to 2024, primarily due to (a) the initial operations of Twinbrook Quarter Phase I of $1.1 million and Hampden House of $0.6 million and (b) higher tax assessments across the portfolio, exclusive of Twinbrook Quarter Phase I and Hampden House.

Interest expense, net and amortization of deferred debt costs: Interest expense, net and amortization of deferred debt costs increased 31.4% in 2025 compared to 2024 primarily due to (a) the initial operations of Twinbrook Quarter Phase I of $14.8 million and Hampden House of $2.8 million, (b) $2.1 million of higher interest incurred as a result of higher average outstanding debt and (c) higher amortization of deferred debt costs of $0.6 million partially offset by (d) $2.8 million of lower interest incurred as a result of lower average interest rates and (e) higher capitalized interest, exclusive of Twinbrook Quarter Phase I and Hampden House, prior to Hampden House opening on October 1, 2025, of $0.6 million.

Depreciation and amortization of deferred leasing costs: Depreciation and amortization of deferred leasing costs increased $8.3 million in 2025 compared to 2024 primarily due to Twinbrook Quarter Phase I of $6.7 million and Hampden House of $1.6 million as a result of being placed into service in 2024 and 2025, respectively.

General and administrative: General and administrative costs increased $1.9 million in 2025 compared to 2024 primarily due to higher employment costs of $1.9 million.

Same property revenue and same property net operating income

Same property revenue and same property net operating income are non-GAAP financial measures of performance intended to enhance period-to-period comparability by excluding the results of properties that were not in operation for the entirety of the comparable reporting periods.

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

The tables below provide reconciliations of property revenue and property net operating income under GAAP to same property revenue and same property net operating income for the indicated periods. Two properties, Twinbrook Quarter Phase I and Hampden House, were excluded from same property results.

Same property revenue

	Year ended December 31,
(In thousands)	2025	2024
Total revenue	$289,843	$268,847
Revenue adjustments (1)	(10,044)	6,979
Acquisitions, dispositions and development properties	(11,598)	(9,294)
Total same property revenue	$268,201	$266,532

Shopping Centers	$187,615	$186,205
Mixed-Use properties	80,586	80,327
Total same property revenue	$268,201	$266,532

Total Shopping Center revenue	$187,615	$186,205
Shopping Center acquisitions, dispositions and development properties	—	—
Total same Shopping Center revenue	$187,615	$186,205

Total Mixed-Use property revenue	$92,184	$89,621
Mixed-Use acquisitions, dispositions and development properties	(11,598)	(9,294)
Total same Mixed-Use revenue	$80,586	$80,327

(1) Revenue adjustments are straight-line base rent and above/below market lease amortization.

The $1.7 million increase in same property revenue in 2025 compared to 2024 was primarily due to (a) higher property operating expense recoveries of $3.1 million, (b) higher residential base rent of $1.3 million and (c) higher commercial base rent of $1.3 million partially offset by (d) lower lease terminations fees of $2.6 million (e) higher credit losses on lease operating receivables, net, of $0.8 million and (f) lower other property revenue primarily attributable to insurance proceeds in the 2024 relating to lost rents because of a tenant that temporarily closed its operations of $0.5 million.

Mixed-Use same property revenue is composed of the following:

	Year Ended December 31,
(Dollars In thousands)	2025	2024
Office mixed-use properties (1)	$38,474	$39,839
Residential mixed-use properties (residential activity) (2)	37,522	35,994
Residential mixed-use properties (retail activity) (3)	4,590	4,494
Total Mixed-Use same property revenue	$80,586	$80,327

(1)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square
(2)Includes Clarendon South Block, The Waycroft and Park Van Ness
(3)Includes The Waycroft and Park Van Ness

Same property net operating income

	Year Ended December 31,
(In thousands)	2025	2024
Net income	$49,219	$67,703
Interest expense, net and amortization of deferred debt costs	70,548	53,696
Depreciation and amortization of deferred leasing costs	58,784	50,502
General and administrative	26,932	25,066
Gains on dispositions of properties	(120)	(181)
Revenue adjustments (1)	(10,044)	6,979
Total property net operating income	195,319	203,765
Acquisition, dispositions and development properties	(3,570)	(8,108)
Total same property net operating income	$191,749	$195,657

Shopping Centers	$142,115	$144,699
Mixed-Use properties	49,634	50,958
Total same property net operating income	$191,749	$195,657

Shopping Center property net operating income	$142,115	$144,699
Shopping Center acquisitions, dispositions and development properties	—	—
Total Shopping Center same property net operating income	$142,115	$144,699

Mixed-Use property net operating income	$53,204	$59,066
Mixed-Use acquisitions, dispositions and development properties	(3,570)	(8,108)
Total Mixed-Use same property net operating income	$49,634	$50,958

(1) Revenue adjustments are straight-line base rent and above/below market lease amortization.

During 2025, Shopping Center same property net operating income decreased $2.6 million, or 1.8%, and Mixed-Use same property net operating income decreased $1.3 million, or 2.6%. Shopping Center same property net operating income decreased primarily due to (a) lower lease termination fees of $2.7 million, (b) lower property operating expense recoveries, net of expenses, of $1.3 million, (c) higher credit losses on operating lease receivables, net, of $0.8 million and (d) lower other property revenue primarily attributable to insurance proceeds in the 2024 relating to lost rents because of a tenant that temporarily closed its operations of $0.6 million partially offset by (e) higher base rent of $2.8 million. Mixed-Use same property net operating income decreased primarily due to (a) lower commercial base rent of $1.5 million and (b) lower property operating expense recoveries, net of $1.2 million partially offset by (c) higher residential base rent of $1.3 million.

Mixed-Use same property net operating income is composed of the following:

	Year Ended December 31,
(In thousands)	2025	2024
Office mixed-use properties (1)	$23,767	$25,701
Residential mixed-use properties (residential activity) (2)	22,674	22,032
Residential mixed-use properties (retail activity) (3)	3,193	3,225
Total Mixed-Use same property net operating income	$49,634	$50,958

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

Liquidity and Capital Resources

Cash and cash equivalents were $8.7 million and $10.3 million at December 31, 2025 and 2024, respectively. The changes in cash and cash equivalents during the years ended December 31, 2025 and 2024 were attributable to operating, investing and financing activities, as described below.

	Year Ended December 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$99,796	$121,224
Net cash used in investing activities	(95,814)	(188,732)
Net cash provided by (used in) financing activities	(5,540)	69,400
Net increase (decrease) in cash and cash equivalents	$(1,558)	$1,892

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on outstanding debt.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $92.9 million decrease in cash used in investing activities is primarily due to (a) decreased development expenditures of $98.9 million partially offset by (b) increased additions to real estate investments throughout the portfolio of $5.9 million.

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

The Company is developing Twinbrook Quarter Phase I located in Rockville, Maryland. It includes 452 apartment units, an 81,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion is not being constructed at this time. In connection with the development of the residential and retail portions of Twinbrook Quarter Phase I, we also invested in infrastructure and other items that will support both Twinbrook Quarter Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the remaining investment to complete Twinbrook Quarter Phase I is not expected to exceed $9.9 million. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. As of December 31, 2025, the outstanding balance of the loan was $139.3 million, net of unamortized deferred debt costs. The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of February 23, 2026, 440 of the 452 (97.3%) residential units were leased and occupied. Of the approximately 106,000 square feet of ground floor retail, the base building is complete and 101,400 square feet (95.7%) has been leased. The Wegmans supermarket at Twinbrook Quarter opened for business on June 25, 2025. As of February 23, 2026, including the Wegmans supermarket, approximately 88,500 square feet of the retail space is open and the remaining leased retail space is expected to open at various times during 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is also developing Hampden House, located in downtown Bethesda, Maryland, which includes 366 apartment units and 10,100 square feet of retail space. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $6.8 million. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. As of December 31, 2025, the outstanding balance of the loan was $115.4 million, net of unamortized deferred debt costs. Hampden House opened and residential tenants began moving in on October 1, 2025. As of February 23, 2026, 130 of the 366 (35.5%) residential units are leased and occupied. Of the approximately 10,100 square feet of ground floor retail, 8,600 square feet (85.1%) has been leased and tenant build-outs are in progress.

During 2025, the Company entered into a lease with Publix for a new grocery store, which we will construct, at Ashland Square in Prince William County, Virginia. The Ashland Square property currently includes three pad sites with operating tenants. We have executed leases at Ashland Square for two additional pad sites. When complete, Ashland Square is expected to ultimately comprise approximately 124,000 square feet of retail space, including the 50,325 square foot Publix, the three existing pad sites, four additional pad sites and approximately 30,000 square feet of small shop space.

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

Contractual Payment Obligations

As of December 31, 2025, the Company had unfunded contractual payment obligations totaling approximately $239.7 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2025.

	Payments Due By Period
(In thousands)	One Year or Less	More Than One Year	Total
Notes Payable:
Interest	$55,023	$481,255	$536,278
Scheduled Principal	24,202	444,245	468,447
Balloon Payments (1)	134,088	1,023,283	1,157,371
Subtotal	213,313	1,948,783	2,162,096
Corporate Headquarters Lease (2)	850	142	992
Development and Predevelopment Obligations	13,457	4,100	17,557
Tenant Improvements	12,030	—	12,030
Total Contractual Obligations	$239,650	$1,953,025	$2,192,675

(1)Includes $289.0 million outstanding under the New Credit Facility. See Note 5 to the Consolidated Financial Statements.
(2)See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 95,370 and 57,689 shares under the Plan at a weighted average discounted price of $30.77 and $37.50 per share during the years ended December 31, 2025 and 2024, respectively. The Company issued 603,868 and 431,495 limited partnership units under the Plan at a weighted average price of $30.95 and $38.20 per unit during the years ended December 31, 2025 and 2024, respectively. The Company also credited 9,174 and 7,539 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $31.49 and $37.50 per share, during the years ended December 31, 2025 and 2024, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total estimated asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total estimated asset value was below 50% as of December 31, 2025.

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

On July 30, 2025, the Company refinanced its existing $525.0 million (the “Existing Credit Facility”) comprised of a $425.0 million revolving credit facility (the “Existing Revolving Credit Facility”) and a $100.0 million term loan (the “Existing Term Loan”). The Company’s new $600.0 million credit facility (the "New Credit Facility") is comprised of a $460.0 million revolving credit facility (the "New Revolving Credit Facility") and a $140.0 million term loan (the "New Term Loan"). Except as set forth in the summary below, the terms of the New Credit Facility are substantially the same as the terms of the Existing Credit Facility.

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

On December 15, 2025, the Company closed on a 14-year, non-recourse, $15.0 million mortgage secured by Ravenwood. The loan matures in 2040, bears interest at a fixed-rate of 5.58%, requires monthly principal and interest payments of $92,800 based on a 25-year amortization schedule and requires a final payment of $9.2 million at maturity. Proceeds were used to repay the remaining balance of approximately $10.0 million on the existing mortgage and reduce the outstanding balance of the New Credit Facility.

On December 17, 2025, the Company closed on a 15-year, non-recourse, $46.0 million mortgage secured by Lansdowne Town Center. The loan matures in 2041, bears interest at a fixed-rate of 5.74%, requires monthly principal and interest payments of $289,100 based on a 25-year amortization schedule and requires a final payment of $26.6 million at maturity. Proceeds were used to reduce the outstanding balance of the New Credit Facility.

The Company's 2025 financing activity is described within Note 5 to the Consolidated Financial Statements. The following is a summary of notes payable as of December 31, 2025 and 2024.

December 31,

(Dollars in thousands)	2025	2024	Interest Rate *		Scheduled Maturity *
Ravenwood	$—	$10,708	6.18%		Jan-26
Clarendon Center	71,790	76,873	5.31%		Apr-26
Severna Park Marketplace	21,474	22,998	4.30%		Oct-26
Kentlands Square II	24,741	26,455	4.53%		Nov-26
Cranberry Square	11,676	12,468	4.70%		Dec-26
Hampshire-Langley	10,160	10,878	4.04%		Apr-28
Fixed rate portion of New Credit Facility	100,000	100,000	4.28%		Jul-28
Seabreeze Plaza	11,367	12,038	3.99%		Sep-28
Great Falls Center	28,923	29,751	3.91%		Sep-29
Shops at Fairfax / Boulevard	20,358	21,424	3.69%		Mar-30
Northrock	11,037	11,597	3.99%		Apr-30
Burtonsville Town Square	29,525	30,874	3.39%		Feb-32
Park Van Ness	56,701	58,838	4.88%		Sep-32
Washington Square	46,480	48,400	3.75%		Dec-32
BJ's Wholesale Club	14,518	14,817	6.07%		Mar-33
Broadlands Village	26,162	27,101	4.41%		Nov-33
The Glen	18,961	19,612	4.69%		Jan-34
Olde Forte Village	18,335	18,964	4.65%		Feb-34
Olney	13,018	12,836	8.00%		Apr-34
Shops at Monocacy	24,069	24,886	4.14%		Dec-34
Ashbrook Marketplace	18,967	19,604	3.80%		Aug-35
Kentlands	25,560	26,456	3.43%		Aug-35
The Waycroft	141,353	145,306	4.67%		Sep-35
Village Center	23,190	23,838	4.14%		Aug-37
Beacon Center / Seven Corners	133,201	136,466	5.05%		Oct-37
Avenel Business Park / Leesburg Pike Plaza / White Oak	97,086	99,060	6.38%		Oct-37
Thruway	68,626	69,810	6.41%		Oct-39
Ravenwood	15,000	—	5.58%		Jan-40
Ashburn Village	49,115	50,000	5.47%		Jan-40
Hampden House	117,871	74,006	3.90%		Mar-40
Lansdowne	46,000	—	5.74%		Jan-41
Twinbrook Quarter Phase I	141,554	129,625	3.83%		Dec-41
Total fixed rate	1,436,818	1,365,689	4.72%	9.52	years
Variable rate loans:
Variable-rate portion of New Term Loan **	40,000	—	SOFR + 1.35%		Jul-28
Variable-rate portion of New Revolving Credit Facility**	149,000	187,000	SOFR + 1.40%		Jul-29
Total variable rate**	189,000	187,000	5.08%	3.37	years
Total notes payable	$1,625,818	$1,552,689	4.76%	8.80	years

*    Totals computed using weighted averages.
**    At December 31, 2025, the interest rate incurred on our variable rate debt is based on the 1-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread.

Funds From Operations

We use certain non-GAAP measures, in addition to certain performance metrics calculated under GAAP, because we believe these measures improve the understanding of our operating results. We believe these non-GAAP measures provide useful information to our Board, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, as well as for determining management incentive compensation and budgeting, forecasting and planning purposes. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP measures.

Funds From Operations (“FFO”)1 available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for 2025 totaled $96.7 million, a 9.5% decrease from 2024 FFO available to common stockholders and noncontrolling interests of $106.8 million. FFO available to common stockholders and noncontrolling interests was adversely impacted by $11.2 million, or $0.32 per basic and diluted share, due to the initial operations of Twinbrook Quarter Phase I and Hampden House. Exclusive of Twinbrook Quarter Phase I and Hampden House, FFO available to common stockholders and noncontrolling interest increased by $1.2 million primarily due to (a) higher commercial base rent of $7.7 million and (b) higher residential rent of $1.4 million partially offset by (c) lower lease termination fees of $2.6 million, (d) lower property operating expense recoveries, net of expenses of $2.5 million, (e) higher general and administrative expenses of $1.5 million, (f) higher credit losses on operating lease receivables, net, of $0.8 million and (g) lower other property revenue of $0.5 million. The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Year ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Net income	$49,219	$67,703	$69,026
Subtract:
Gains on dispositions of properties	(120)	(181)	—
Add:
Real estate depreciation and amortization	58,784	50,502	48,430
FFO	107,883	118,024	117,456
Subtract:
Preferred stock dividends	(11,194)	(11,194)	(11,194)
FFO available to common stockholders and noncontrolling interests	$96,689	$106,830	$106,262
Weighted average shares and units:
Basic	34,969	34,508	33,474
Diluted (2)	34,990	34,526	34,066
Basic FFO per share available to common stockholders and noncontrolling interests	$2.76	$3.10	$3.17
Diluted FFO per share available to common stockholders and noncontrolling interests.	$2.76	$3.09	$3.12

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

Acquisitions and Redevelopments

Management anticipates that during the coming year, the Company may redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s New Credit Facility, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

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

Restricted Stock Compensation

On May 17, 2024, following shareholder approval, the Company established the Saul Centers, Inc. 2024 Stock Incentive Plan (the “Incentive Plan”), under which various equity incentives may be granted. On May 9, 2025, the Company granted 59,500 shares of restricted stock to officers, that will vest on an annual basis over five years, 16,000 shares of restricted stock to non-employee directors, which will vest on an annual basis over three years, and 59,500 performance-based shares of restricted stock to officers, which will vest on the fifth anniversary of the grant date.

For accounting purposes, performance-based awards of restricted stock are not treated as granted until the Board establishes the target for those awards.

The Company uses the fair value method to value and account for restricted stock awards. The fair value of granted restricted stock is determined at the time of the grant using a discounted cash flow analysis, and the following assumptions: (1) Expected Dividend Yield determined by management after considering the Company’s current and historic dividend yield, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date; (2) the closing price of the Company’s common stock on the date of the grant; (3) estimated forfeitures; and (4) a present value discount rate equal to the Expected Dividend Yield.

For the year ended December 31, 2025, restricted stock compensation expense totaled $1.3 million, which was included in general and administrative expense in the Consolidated Statement of Operations. As of December 31, 2025, the estimated future expense related to unvested restricted stock awards that are granted for accounting purposes was approximately $5.5 million.

As of December 31, 2025, (a) no expense has been recognized and (b) no estimate of future expense has been made for the 59,100 performance-based restricted stock awarded to officers where the accounting grant date has not occurred. If those awards had been granted for accounting purposes as of December 31, 2025, the additional estimated future expense would have been approximately $1.7 million, calculated using the fair value method and based on the closing share price of $31.53 on December 31, 2025, the final trading day of 2025.

Portfolio Leasing Status

Commercial Properties

The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's commercial properties (all properties except for the apartments within The Waycroft, Clarendon Center, Park Van Ness, The Milton at Twinbrook Quarter and Hampden House properties). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Average Annualized Commercial Rents per Square Foot
	Year ended December 31,
	2025	2024	2023
Base rent	$22.53	$21.30	$20.79
Effective rent	$20.85	$19.70	$19.24

The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated. This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 28, 2025.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2025	50	9	7,814,783	1,252,860	95.6%	88.7%
2024	50	8	7,808,783	1,242,809	96.4%	87.9%

The overall commercial portfolio leased percentage, on a comparative same property basis, decreased to 94.6% at December 31, 2025 from 95.2% at December 31, 2024. Included in the 94.6% of space leased as of December 31, 2025, is approximately 197,718 square feet of space, representing 2.2% of total commercial square footage, that has not been occupied by the tenant. Collectively, these leases are expected to produce approximately $5.0 million of additional annualized base rent, an average of $25.50 per square foot, upon tenant occupancy and following any contractual rent concessions.

The Mixed-Use commercial leased percentage is composed of commercial leases at office mixed-use properties and residential mixed-use properties. On a comparable same property basis, excluding Hampden House, the Mixed-Use portfolio includes 174,819 square feet of leasable retail space and 1,067,990 square feet of leasable office space at December 31, 2025. On a comparative same property basis the leased percentage at office mixed-use properties increased to 87.3% at December 31, 2025 from 86.9% at December 31, 2024 and the retail leased percentage at residential mixed-use properties increased to 97.1% from 93.9% at December 31, 2025 and 2024.

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

	Commercial Property Leasing Activity				Average Base Rent per Square Foot
Year ended December 31,	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2025	1,264,000	165,900	252	30	$22.86	$38.39	$20.94	$37.86
2024	1,263,347	141,350	276	21	22.43	45.29	21.69	46.29

Additional information about commercial leasing activity during the three months ended December 31, 2025, is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either as a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	20	3	56
Square feet	83,911	14,564	213,365
Per square foot average annualized:
Base rent	$21.93	$60.08	$30.52
Tenant improvements	(3.20)	(12.56)	(0.57)
Leasing costs	(0.78)	(2.10)	(0.15)
Rent concessions	(0.23)	(0.85)	—
Effective rents	$17.72	$44.57	$29.80

As of December 31, 2025, 736,846 square feet of Commercial space was subject to leases scheduled to expire in 2026. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Commercial Property Leases:	Total
Square feet	736,846
Average base rent per square foot	$20.20
Estimated market base rent per square foot	$20.91

Residential Properties

On a same property basis, excluding the apartments at Hampden House, the Residential portfolio was 97.7% leased at December 31, 2025, compared to 82.8% at December 31, 2024.

The following table shows the number of new or renewed leases, exclusive of first generation leases, as December 31, 2025.

	Residential Property Leasing Activity	Average Rent per Square Foot
Year ended December 31,	Number of leases	New/Renewed Leases	Expiring Leases
2025	912	$3.74	$3.65
2024	890	$3.69	$3.57
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

The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of December 31, 2025, the Company had unhedged variable rate indebtedness totaling $189.0 million. If the interest rates on the Company’s unhedged variable rate debt instruments outstanding at December 31, 2025 had been one percentage point higher or lower, our annual interest expense relating to these debt instruments would have increased or decreased by $1.9 million based on those balances. As of December 31, 2025, the Company had fixed-rate indebtedness totaling $1.44 billion with a weighted average interest rate of 4.73%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2025 had been one percentage point higher, the fair value of those debt instruments on that date would have decreased by $76.3 million. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2025 had been one percentage point lower, the fair value of those debt instruments on that date would have increased by $83.7 million.

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

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Quarterly Assessment.

The Company carried out an assessment as of December 31, 2025 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer, as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer, and its Senior Vice President-Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective.

Assessment of Effectiveness of Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10‑K.

Changes in Internal Control Over Financial Reporting.

During the three months ended December 31, 2025, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 8, 2026 (the “Proxy Statement”).

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

We share with the Saul Organization certain ancillary functions, such as information technology, payroll services, human resources and benefits administration, accounting services, and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors.

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

Item 14. Principal Accountant Fees and Services

The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2025 and 2024 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.
PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1	Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

Reports of Independent Registered Public Accounting Firm – Deloitte & Touche LLP — PCAOB ID Number 34

Consolidated Balance Sheets - December 31, 2025 and 2024.

Consolidated Statements of Operations - Years ended December 31, 2025, 2024, and 2023.

Consolidated Statements of Comprehensive Income – Years ended December 31, 2025, 2024, and 2023.

Consolidated Statements of Equity - Years ended December 31, 2025, 2024, and 2023.

Consolidated Statements of Cash Flows - Years ended December 31, 2025, 2024, and 2023.

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

(k)
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

(l)
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

(m)	The Saul Centers, Inc. 2004 Stock Plan, as amended on April 25, 2008, May 10, 2013 and May 3, 2019, is hereby incorporated by reference.

(n)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.*

(o)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.*

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

(r)
First Amendment to Amended and Restated Shared Services Agreement effective as of January 1, 2019 , between B. F. Saul Company and Saul Centers, Inc. filed as Exhibit 10.(1) of the June 30, 2019 Quarterly Report of the Company, is hereby incorporated by reference.

(s)
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

(u)
Credit Agreement, dated July 30, 2025, by and among Saul Holdings Limited Partnership, as Borrower; Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner; Wells Fargo Bank, National Association, as Administrative Agent; Capital One, National Association, as Syndication Agent, Joint Lead Arranger and Joint Bookrunner; U.S. Bank National Association, as Documentation Agent and Joint Lead Arranger; Truist Bank, as Documentation Agent and Joint Lead Arranger; The Huntington National Bank, as Documentation Agent and Joint Lead Arranger; and Wells Fargo, Capital One, US Bank, Truist, Huntington, Associated Bank, National Association, and Atlantic Union Bank, as Lenders (the "Credit Agreement") filed as Exhibit 10.1 on Form 8-K dated July 30, 2025, is hereby incorporated by reference.

(v)
Guaranty dated July 30, 2025, by Saul Centers, Inc.; Saul Subsidiary I Limited Partnership; Saul Subsidiary II Limited Partnership; Briggs Chaney Plaza, LLC; 11503 Rockville Pike LLC; 1500 Rockville Pike LLC; Smallwood Village Center LLC; Westview Village Center LLC; and Metro Pike Center LLC, as Guarantors; in favor of Wells Fargo, as Administrative Agent for the lenders from time to time party to the Credit Agreement filed as Exhibit 10.2 on Form 8-K dated July 30, 2025, is hereby incorporated by reference.

19		Insider Trading Policy filed as Exhibit 19 of the 2024 Annual Report on Form 10-K of the Company is hereby incorporated by reference.

21.		Subsidiaries of Saul Centers, Inc. is filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm is filed herewith.

24.		Power of Attorney (included on signature page).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.**

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.**

97.1		Incentive-based compensation Recoupment Policy filed as Exhibit 97.1 of the 2023 Annual Report on Form 10-K of the Company is hereby incorporated by reference.

101.
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

SAUL CENTERS, INC.
(Registrant)

Date:	February 27, 2026	/s/ B. Francis Saul II
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

Date:	February 27, 2026	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	February 27, 2026	/s/ Patricia E. Saul
Patricia E. Saul, Vice Chairman

Date:	February 27, 2026	/s/ D. Todd Pearson
D. Todd Pearson, President, Chief Operating Officer and Director

Date:	February 27, 2026	/s/ Joel A. Friedman
Joel A. Friedman, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Date:	February 27, 2026	/s/ Carlos L. Heard
Carlos L. Heard, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 27, 2026	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	February 27, 2026	/s/ Willoughby B. Laycock
Willoughby B. Laycock, Director

Date:	February 27, 2026	/s/ LaSalle D. Lefall III
LaSalle D. Leffall III, Director

Date:	February 27, 2026	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	February 27, 2026	/s/ Earl A. Powell III
Earl A. Powell III, Director

Date:	February 27, 2026	/s/ Andrew M. Saul II
Andrew M. Saul II, Director

Date:	February 27, 2026	/s/ Mark Sullivan III
Mark Sullivan III, Director

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 27, 2026

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Saul Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP

McLean, Virginia
February 27, 2026

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2025	2024
Assets
Real estate investments:
Land	$595,514	$562,047
Buildings and equipment	2,162,135	1,903,907
Construction in progress	109,950	326,193
	2,867,599	2,792,147
Accumulated depreciation	(812,035)	(767,842)
Total real estate investments, net	2,055,564	2,024,305
Cash and cash equivalents	8,741	10,299
Accounts receivable and accrued income, net	60,799	50,949
Deferred leasing costs, net	25,847	25,907
Other assets	11,727	14,944
Total assets	$2,162,678	$2,126,404
Liabilities
Mortgage notes payable, net	$1,063,530	$1,047,832
Revolving credit facility payable, net	144,678	186,489
Term loan facility payable, net	138,870	99,679
Construction loans payable, net	254,724	198,616
Accounts payable, accrued expenses and other liabilities	36,617	46,162
Deferred income	22,840	23,033
Dividends and distributions payable	24,162	23,469
Total liabilities	1,685,421	1,625,280
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 50,000,000 shares authorized, 24,551,168 and 24,302,576 shares issued and outstanding, respectively	245	243
Additional paid-in capital	459,222	454,086
Distributions in excess of accumulated earnings	(337,708)	(306,541)
Accumulated other comprehensive income	1,061	2,966
Total Saul Centers, Inc. equity	307,820	335,754
Noncontrolling interests	169,437	165,370
Total equity	477,257	501,124
Total liabilities and equity	$2,162,678	$2,126,404

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2025	2024	2023
Revenue
Rental revenue	$284,365	$261,178	$249,057
Other	5,478	7,669	8,150
Total revenue	289,843	268,847	257,207
Expenses
Property operating expenses	52,034	41,719	37,489
Real estate taxes	32,446	30,342	29,650
Interest expense, net and amortization of deferred debt costs	70,548	53,696	49,153
Depreciation and amortization of deferred leasing costs	58,784	50,502	48,430
General and administrative	26,932	25,066	23,459
Total expenses	240,744	201,325	188,181
Gains on dispositions of properties	120	181	—
Net income	49,219	67,703	69,026
Noncontrolling interests
Income attributable to noncontrolling interests	(11,708)	(17,054)	(16,337)
Net income attributable to Saul Centers, Inc.	37,511	50,649	52,689
Preferred stock dividends	(11,194)	(11,194)	(11,194)
Net income available to common stockholders	$26,317	$39,455	$41,495
Per share net income available to common stockholders
Basic:	$1.09	$1.64	$1.73
Diluted:	$1.09	$1.63	$1.73

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(In thousands)	2025	2024	2023
Net income	$49,219	$67,703	$69,026
Other comprehensive income
Change in unrealized gain on cash flow hedge	(2,743)	1,351	(1,220)
Total comprehensive income	46,476	69,054	67,806
Comprehensive income attributable to noncontrolling interests	(10,870)	(17,453)	(15,955)
Total comprehensive income attributable to Saul Centers, Inc.	35,606	51,601	51,851
Preferred stock dividends	(11,194)	(11,194)	(11,194)
Total comprehensive income available to common stockholders	$24,412	$40,407	$40,657

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock	Common stock	Additional paid-in capital	Partnership units in escrow		Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Balance, December 31, 2022	74,000	24,016,009	$185,000	$240	$446,301	$39,650		$(273,559)	$2,852	$400,484	$121,318	$521,802
Issuance of common stock:
Pursuant to dividend reinvestment plan	—	61,359	—	1	2,237	—		—	—	2,238	—	2,238
Due to director grants	—	2,400	—	—	81	—		—	—	81	—	81
Due to directors’ deferred awards	—	3,119	—	—	118	—		—	—	118	—	118
Share-based compensation expense	—	—	—	—	1,222	—		—	—	1,222	—	1,222
Issuance of partnership units:										—		—
44,500 pursuant to dividend reinvestment plan	—	—	—	—	—	—		—	—	—	1,505	1,505
708,035 restricted units released from escrow pursuant to the Twinbrook Contribution Agreement	—	—	—	—	—	(39,650)		—	—	(39,650)	39,650	—
Net income	—	—	—	—	—	—		52,689	—	52,689	16,337	69,026
Change in unrealized loss on cash flow hedge	—	—	—	—	—	—		—	(838)	(838)	(382)	(1,220)
Preferred stock distributions:
Series D	—	—	—	—	—	—		(3,445)	—	(3,445)	—	(3,445)
Series E	—	—	—	—	—	—		(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	—	—		(42,553)	—	(42,553)	(16,458)	(59,011)
Distribution payable preferred stocks:												—
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	—	—		(1,149)	—	(1,149)	—	(1,149)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	—	—		(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59 /share) and partnership units ($0.59 /unit)	—	—	—	—	—	—		(14,208)	—	(14,208)	(5,930)	(20,138)
Balance, December 31, 2023	74,000	24,082,887	185,000	241	449,959	—		(288,825)	2,014	348,389	156,040	504,429
Issuance of common stock:
Pursuant to dividend reinvestment plan	—	65,228	—	1	2,405	—		—	—	2,406	—	2,406
Due to exercise of stock options	—	10,625	—	—	359	—		—	—	359	—	359
Due to directors' deferred awards	—	2,986	—	—	116	—		—	—	116	—	116
Due to issuance, vesting, or forfeitures of restricted stock awards	—	140,850	—	1	(1)	—		—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,248	—	—	—	—	1,248	—	1,248
Issuance of partnership units:
431,495 pursuant to dividend reinvestment plan	—	—	—	—	—	—		—	—	—	16,467	16,467
Net income	—	—	—	—	—	—		50,649	—	50,649	17,054	67,703
Change in unrealized gain (loss) on cash flow hedge	—	—	—	—	—	—		—	952	952	399	1,351
Preferred stock distributions:
Series D	—	—	—	—	—	—		(3,445)	—	(3,445)	—	(3,445)
Series E	—	—	—	—	—	—		(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	—	—		(42,686)	—	(42,686)	(18,406)	(61,092)
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	—	—		(1,149)	—	(1,149)	—	(1,149)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	—	—		(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	—	—		(14,485)	—	(14,485)	(6,184)	(20,669)
Balance, December 31, 2024	74,000	24,302,576	185,000	243	454,086	—		(306,541)	2,966	335,754	165,370	501,124
Issuance of common stock:
Pursuant to dividend reinvestment plan	—	104,544	—	—	3,221	—		—	—	3,221	—	3,221
Due to directors’ deferred compensation	—	4,486	—	—	156	—		—	—	156	—	156
Due to issuance, vesting, or forfeitures of restricted stock awards	—	142,103	—	2	(1)	—		—	—	1	—	1
Share-based compensation expense	—	—	—	—	1,827	—		—	—	1,827	—	1,827
Shares redeemed to satisfy withholdings on vested share-based compensation	—	(2,541)	—	—	(67)	—		—	—	(67)	—	(67)
Issuance of partnership units:
603,868 pursuant to dividend reinvestment plan	—	—	—	—	—	—		—	—	—	18,689	18,689
Net income	—	—	—	—	—	—		37,511	—	37,511	11,708	49,219
Change in unrealized loss on cash flow hedge	—	—	—	—	—	—		—	(1,905)	(1,905)	(838)	(2,743)
Preferred stock distributions:
Series D	—	—	—	—	—	—		(3,445)	—	(3,445)	—	(3,445)
Series E	—	—	—	—	—	—		(4,950)	—	(4,950)	—	(4,950)
Common stock distributions	—	—	—	—	—	—		(42,675)	—	(42,675)	(18,952)	(61,627)
Distribution payable preferred stocks:
Distributions payable on Series D preferred stock, $38.28 per share	—	—	—	—	—	—		(1,149)	—	(1,149)	—	(1,149)
Distributions payable on Series E preferred stock, $37.50 per share	—	—	—	—	—	—		(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	—	—		(14,809)	—	(14,809)	(6,540)	(21,349)
Balance, December 31, 2025	74,000	24,551,168	$185,000	$245	$459,222	$—		$(337,708)	$1,061	$307,820	$169,437	$477,257

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$49,219	$67,703	$69,026
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on dispositions of properties	(120)	(181)	—
Depreciation and amortization of deferred leasing costs	58,784	50,502	48,430
Amortization of deferred debt costs	2,961	2,353	2,250
Non-cash compensation costs of stock and option grants	1,983	1,723	1,421
Credit losses on operating lease receivables, net	1,722	859	534
(Increase) decrease in accounts receivable and accrued income	(11,572)	4,224	(243)
Additions to deferred leasing costs	(3,936)	(6,295)	(5,607)
Decrease in other assets	474	742	453
Increase (decrease) in accounts payable, accrued expenses and other liabilities	474	(691)	1,884
Increase (decrease) in deferred income	(193)	285	(421)
Net cash provided by operating activities	99,796	121,224	117,727
Cash flows from investing activities:
Acquisition of real estate investments	(31)	—	—
Additions to real estate investments	(43,087)	(37,229)	(26,196)
Additions to development and redevelopment projects	(52,816)	(151,684)	(177,485)
Proceeds from dispositions of properties	120	181	—
Net cash used in investing activities	(95,814)	(188,732)	(203,681)
Cash flows from financing activities:
Proceeds from mortgage notes payable	61,000	220,000	15,300
Repayments on mortgage notes payable	(45,665)	(105,593)	(42,332)
Proceeds from term loan facility	40,000	—	—
Proceeds from revolving credit facility	119,500	123,000	160,000
Repayments on revolving credit facility	(157,500)	(212,000)	(48,000)
Proceeds from construction loans payable	55,794	120,997	82,635
Additions to deferred debt costs	(7,036)	(3,453)	(404)
Proceeds from the issuance of:
Common stock	3,155	2,406	2,238
Partnership units	18,689	16,467	1,505
Distributions to:
Series D preferred stockholders	(4,594)	(4,594)	(4,594)
Series E preferred stockholders	(6,600)	(6,600)	(6,600)
Common stockholders	(57,147)	(56,894)	(56,722)
Noncontrolling interests	(25,136)	(24,336)	(21,944)
Net cash provided by (used in) financing activities	(5,540)	69,400	81,082
Net increase (decrease) in cash and cash equivalents	(1,558)	1,892	(4,872)
Cash and cash equivalents, beginning of year	10,299	8,407	13,279
Cash and cash equivalents, end of year	$8,741	$10,299	$8,407
Supplemental disclosure of cash flow information:
Cash paid for interest	$67,920	$51,647	$46,083
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$10,978	$20,997	$31,166

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

As of December 31, 2025, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), nine mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) land and development properties.

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by one or more major tenants. As of December 31, 2025, 34 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. One retail tenant, Giant Food (4.5%), a tenant at 11 Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2025.

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of December 31, 2025 and December 31, 2024, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.

The Operating Partnership is a variable interest entity (“VIE”) of the Company because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct the activities of the Operating Partnership and the rights to absorb 68.6% of the net income of the Operating Partnership. Because the Operating Partnership is consolidated into the financial statements of the Company, the identification of it as a VIE has no impact on the consolidated financial statements of the Company.

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

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying amount of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying amount is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2025, 2024, or 2023.

Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, for the years ended December 31, 2025, 2024, and 2023, was $54.8 million, $46.4 million, and $44.2 million, respectively. Repairs and maintenance expense totaled $23.3 million, $18.8 million, and $15.5 million for 2025, 2024, and 2023, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.

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

The Company must determine when it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying amount of each property at the lower of its carrying amount or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of December 31, 2025 and 2024, the Company had no assets designated as held for sale.

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

Deferred Leasing Costs

Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, costs paid to external third-party brokers, and internal lease commissions that are incremental to obtaining a lease and would not have been incurred if the lease had not been obtained. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $25.8 million and $25.9 million, net of accumulated amortization of approximately $57.5 million and $56.1 million, as of December 31, 2025 and 2024, respectively. Amortization expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled approximately $4.0 million, $4.1 million, and $4.2 million, for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization of tenant lease incentives, included as a reduction of rental revenue in the Consolidated Statements of Operations, totaled $0.5 million, $0.4 million, and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments that generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2025 are held in accounts at various banks. From time to time the Company may maintain deposits with financial institutions in amounts in excess of federally insured limits. The Company has not experienced any losses on such deposits and believes it is not exposed to any significant credit risk on those deposits.

Deferred Income

Deferred income consists of payments received from tenants prior to the period they are earned and recognized by the Company as revenue, including tenant prepayment of rent for future periods, expense recoveries related to real estate taxes when the taxing jurisdiction has a fiscal year differing from the calendar year reimbursements specified in the lease agreement and tenant construction work provided by the Company. In addition, deferred income includes unamortized balances that represent the fair value of certain below market leases determined as of the date of acquisition.

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

As of December 31, 2025, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2025, 2024, and 2023. The tax basis of the Company’s real estate investments was approximately $2.05 billion and $1.85 billion as of December 31, 2025 and 2024, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2022.

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

In November 2024, the FASB issued ASU 2024-03 "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses," as amended by ASU 2025-01, ("ASU 2024-03"). ASU 2024-03 requires public business entities to provide additional disclosures that disaggregate certain income statement expense captions into specified categories. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact that ASU 2024-03 will have on its financial position or results of operations and disclosures.

Notes to Consolidated Financial Statements
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements” (“ASU 2025-11”), which requires entities that present interim financial statements to follow clarified guidance on the form, content, and required disclosures of those interim financial statements, including disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 will be effective for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the impact of the new requirements.

Reclassifications

Certain reclassifications have been made to prior years to conform to the presentation used for the year ended December 31, 2025.

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

The following table shows the components of construction in progress.

(In thousands)	December 31, 2025	December 31, 2024
Twinbrook Quarter - Other (1)	$86,516	$84,662
Ashland Square Phase II (2)	12,620	—
Hampden House (3)	776	217,537
Twinbrook Quarter Phase I - Retail/Residential (4)	658	9,664
Other	9,380	14,330
Total	$109,950	$326,193

(1)Other includes infrastructure and site work necessary to support current and future development phases, and includes capitalized interest of $5.6 million and $5.4 million, as of December 31, 2025 and December 31, 2024, respectively.
(2)Includes capitalized interest of $0.3 million as of December 31, 2025.
(3)Includes capitalized interest of $0.1 million and $20.8 million, as of December 31, 2025 and December 31, 2024, respectively.
(4)Includes capitalized interest of $48,000 and $0.6 million, as of December 31, 2025 and December 31, 2024, respectively.

During the year ended December 31, 2025, including capitalized interest, $258.1 million relating to Hampden House, $13.9 million relating to Twinbrook Quarter Phase I - Retail/Residential and $1.1 million relating to Twinbrook Quarter - Other were placed in service.

During the year ended December 31, 2024, including capitalized interest, $299.5 million relating to Twinbrook Quarter Phase I - Retail/Residential and $46.0 million relating to Twinbrook Quarter - Other were placed in service.

Allocation of Purchase Price of Real Estate Acquired

The Company allocates the purchase price of real estate investment properties to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, based on their relative fair values.

Notes to Consolidated Financial Statements
The gross carrying amount of lease acquisition costs included in deferred leasing costs as of December 31, 2025 and 2024 was $9.0 million and $9.4 million, respectively, and accumulated amortization was $8.2 million and $8.4 million, respectively. Amortization expense totaled, $0.1 million, $0.2 million and $0.3 million, for the years ended December 31, 2025, 2024, and 2023, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2025 and 2024 was $14.7 million and $21.8 million, respectively, and accumulated amortization was $11.4 million and $18.0 million, respectively. Accretion income totaled $0.6 million, $0.9 million, and $1.3 million, for the years ended December 31, 2025, 2024, and 2023, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2025 and 2024 was $0.6 million and $0.6 million, respectively, and accumulated amortization was $293,500 and $260,600, respectively. Amortization expense totaled $32,900, $32,900 and $32,900, for the years ended December 31, 2025, 2024, and 2023, respectively. The remaining weighted-average amortization period as of December 31, 2025 is 8.37 years, 9.42 years, and 6.41 years for lease acquisition costs, above market leases and below market leases, respectively.

As of December 31, 2025, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2026	$126	$33	$507
2027	119	33	507
2028	117	33	507
2029	103	33	225
2030	93	33	176
Thereafter	279	145	1,328
Total	$837	$310	$3,250

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership

Saul Centers is the sole general partner of the Operating Partnership, owning a 68.6% common interest as of December 31, 2025. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization and a third-party. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.

The Saul Organization holds a 30.1% limited partnership interest in the Operating Partnership represented by 10,615,771 limited partnership units, as of December 31, 2025. The units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2025, approximately 1,349,000 units were eligible for conversion.

As of December 31, 2025, a third-party investor holds a 1.3% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers’ common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers' common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers' common stock.

The impact of the Saul Organization’s 30.1% and the third party's 1.3% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the years ended December 31, 2025, 2024, and 2023, were 35.0 million, 34.5 million, and 34.1 million, respectively.

The Company previously issued 708,035 limited partnership units related to the contribution of Twinbrook Quarter that were held in escrow and released on October 18, 2023.

Notes to Consolidated Financial Statements
5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs

The principal amount of outstanding debt totaled $1.63 billion at December 31, 2025, of which $1.44 billion was fixed rate debt and $189.0 million was variable rate debt outstanding under the Credit Facility.

The principal amount of the Company’s outstanding debt totaled $1.55 billion at December 31, 2024, of which $1.37 billion was fixed rate debt and $187.0 million was variable rate debt outstanding under the Existing Credit Facility.

On July 30, 2025, the Company refinanced its existing $525.0 million (the “Existing Credit Facility”) comprised of a $425.0 million revolving credit facility (the “Existing Revolving Credit Facility”) and a $100.0 million term loan (the “Existing Term Loan”). The Company’s new $600.0 million credit facility (the "New Credit Facility") is comprised of a $460.0 million revolving credit facility (the "New Revolving Credit Facility") and a $140.0 million term loan (the " New Term Loan"). Except as set forth in the summary below, the terms of the New Credit Facility are substantially the same as the terms of the Existing Credit Facility.

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
On December 31, 2025, based on the value of the Company’s unencumbered properties calculated in accordance with the terms of the New Credit Facility, approximately $96.2 million was available under the New Credit Facility, $289.0 million was outstanding and approximately $185,000 was committed for letters of credit. As of December 31, 2025, the applicable spread for borrowings was 140 basis points related to the New Revolving Credit Facility and 135 basis points related to the New Term Loan.

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

As of December 31, 2025 and 2024, the fair value of the interest-rate swaps totaled approximately $1.4 million and $4.1 million, respectively, and is included in Other assets in the Consolidated Balance Sheets. The increase in value from inception of the swaps is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.

Notes to Consolidated Financial Statements
On December 17, 2025, the Company closed on a 15-year, non-recourse, $46.0 million mortgage secured by Lansdowne Town Center. The loan matures in 2041, bears interest at a fixed-rate of 5.74%, requires monthly principal and interest payments of $289,100 based on a 25-year amortization schedule and requires a final payment of $26.6 million at maturity. Proceeds were used to reduce the outstanding balance of the New Credit Facility.

On December 15, 2025, the Company closed on a 14-year, non-recourse, $15.0 million mortgage secured by Ravenwood. The loan matures in 2040, bears interest at a fixed-rate of 5.58%, requires monthly principal and interest payments of $92,800 based on a 25-year amortization schedule and requires a final payment of $9.2 million at maturity. Proceeds were used to repay the remaining balance of approximately $10.0 million on the existing mortgage and reduce the outstanding balance of the New Credit Facility.

On December 18, 2024, the Company closed on a 15-year, non-recourse, $50.0 million mortgage secured by Ashburn Village Shopping Center. The loan matures in 2040, bears interest at a fixed-rate of 5.47%, requires monthly principal and interest payments of $306,100 based on a 25-year amortization schedule and requires a final principal payment of $28.4 million at maturity. Proceeds were used to repay the remaining balance of approximately $20.5 million on the existing mortgage and reduce the outstanding balance of the Company’s Existing Credit Facility.

On September 24, 2024, the Company closed on a 15-year, $70.0 million mortgage secured by Thruway Shopping Center. The loan matures in 2039, bears interest at a fixed-rate of 6.41%, requires monthly principal and interest payments of $468,700 based on a 25-year amortization schedule and requires a final principal payment of $41.7 million at maturity. Proceeds were used to reduce the outstanding balance of the Company’s Existing Credit Facility.

On May 28, 2024, the Company closed on a 13.4-year, non-recourse, $100.0 million mortgage secured by Avenel Business Park, Leesburg Pike Plaza, and White Oak Shopping Center. The loan matures in 2037, bears interest at a fixed-rate of 6.38%, requires monthly principal and interest payments of $686,300 based on a 23.4-year amortization schedule and requires a final principal payment of $61.5 million at maturity. Proceeds were used to repay the remaining balance of approximately $51.2 million on the existing mortgages secured by the properties and reduce the outstanding balance of the Company’s Existing Credit Facility. The loan is cross-collateralized and coterminous with the mortgage secured by Beacon Center and Seven Corners Center.

On March 8, 2023, the Company closed on a 10-year, non-recourse, $15.3 million mortgage secured by BJ’s Wholesale Club in Alexandria, Virginia. The loan matures in 2033, bears interest at a fixed-rate of 6.07%, requires monthly principal and interest payments of $99,200 based on a 25-year amortization schedule and requires a final principal payment of $11.7 million at maturity. Proceeds were used to repay the remaining balance of approximately $9.3 million on the existing mortgage and reduce the outstanding balance of the Company’s Existing Credit Facility.

On February 23, 2022, the Company closed on a $133.0 million construction-to-permanent loan, the proceeds of which are being used to partially fund Hampden House. The loan matures in 2040, bears interest at a fixed rate of 3.90%, and requires interest only payments, which will be funded by the loan, until conversion to permanent. The conversion is expected in 2026, and thereafter, monthly principal and interest payments based on a 25-year amortization schedule will be required. As of December 31, 2025, the balance of the loan was $115.4 million, net of unamortized deferred debt costs.

On November 19, 2021, the Company closed on a $145.0 million construction-to-permanent loan, the proceeds of which are being used to partially fund Twinbrook Quarter Phase I. The loan matures in 2041, bears interest at a fixed rate of 3.83%, and requires interest only payments, which will be funded by the loan, until conversion to permanent. The conversion is expected in the fourth quarter of 2026 and, thereafter, monthly principal and interest payments based on a 25-year amortization schedule will be required. As of December 31, 2025, the balance of the loan was $139.3 million, net of unamortized deferred debt costs.

Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the New Credit Facility. The Operating Partnership is the guarantor of a portion of the Thruway mortgage (totaling $17.5 million of the $68.6 million outstanding balance at December 31, 2025).

The Company provides a repayment guaranty of 100% of the loan secured by Twinbrook Quarter during construction and lease-up. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of December 31, 2025, the loan balance and the amount guaranteed were $141.6 million. The Company also provides the lender with a 100% construction completion guaranty.

Notes to Consolidated Financial Statements
The Company provides a limited repayment guaranty of $26.6 million during construction and lease-up for the loan secured by Hampden House. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of December 31, 2025, the loan balance was $117.9 million. The Company also provides the lender with a 100% construction completion guaranty.

All other notes payable are non-recourse.

The carrying amount of the properties collateralizing the mortgage notes payable totaled $1.6 billion and $1.6 billion, as of December 31, 2025 and 2024, respectively. The Company’s New Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2025.
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

Mortgage notes payable totaling $2.0 million at each of December 31, 2025 and 2024, are guaranteed by a member of the Saul Organization.

As of December 31, 2025, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31 are as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2026	$134,088		$24,202	$158,290
2027	—		35,654	35,654
2028	157,811	(1)	36,809	194,620
2029	174,514	(2)	37,496	212,010
2030	23,781		37,002	60,783
Thereafter	667,177		297,284	964,461
Principal amount	$1,157,371		$468,447	1,625,818
Unamortized deferred debt costs				24,016
Net				$1,601,802

(1)Includes $140.0 million outstanding under the New Term Loan. (2)Includes $149.0 million outstanding under the New Revolving Credit Facility

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the New Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $24.0 million and $20.1 million, net of accumulated amortization of $9.9 million and $11.2 million at December 31, 2025 and 2024, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements
The components of interest expense are set forth below.

	Year ended December 31,
(In thousands)	2025	2024	2023
Interest incurred	$77,001	$74,359	$66,717
Amortization of deferred debt costs	2,961	2,353	2,250
Capitalized interest	(9,255)	(22,857)	(19,519)
Interest expense	70,707	53,855	49,448
Less: Interest income	(159)	(159)	(295)
Interest expense, net and amortization of deferred debt costs	$70,548	$53,696	$49,153

Deferred debt costs capitalized during the years ended December 31, 2025, 2024 and 2023 totaled $7.0 million, $3.5 million and $0.4 million, respectively.

6.    Lease Agreements

Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2025, 2024, and 2023, amounted to $237.4 million, $216.6 million, and $208.3 million, respectively. Future contractual payments under noncancelable leases for years ending December 31 (which exclude the effect of straight-line rents), are as follows:

(In thousands)
2026	$185,032
2027	177,721
2028	156,307
2029	129,645
2030	107,236
Thereafter	387,733
$1,143,674

The majority of the leases provide for rental increases based on fixed annual increases or increases in the Consumer Price Index and expense recoveries based on increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2025, 2024, and 2023, amounted to $44.3 million, $40.8 million and $37.1 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.8 million, $1.9 million, and $1.8 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

7.    Long-term Lease Obligations

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

The Company’s corporate headquarters space is leased by a member of the Saul Organization. The lease commenced in March 2002 and expires in February 2027. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2025, 2024, and 2023 was $876,600, $847,600, and $871,300, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

Notes to Consolidated Financial Statements

On February 28, 2022, the lease was extended for an additional period of 60 months. In conjunction with the lease extension, a right of use asset and corresponding lease liability was recognized of $3.8 million and $3.8 million, respectively. The right of use asset and corresponding lease liability totaled $0.9 million and $1.0 million, respectively, at December 31, 2025.

8.    Equity and Noncontrolling Interests

The Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023 reflect noncontrolling interests of $11.7 million, $17.1 million, and $16.3 million, respectively, representing income attributable to limited partnership units not held by Saul Centers.

At December 31, 2025 and 2024, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the “Series D Stock”). The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

At December 31, 2025 and 2024, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.00% Series E Cumulative Redeemable Preferred Stock (the “Series E Stock”). The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.00% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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

	December 31,
(Shares in thousands)	2025	2024	2023
Weighted average common shares outstanding - Basic	24,218	24,124	24,051
Weighted average effect of dilutive options	1	7	2
Weighted average effect of dilutive unvested restricted stock awards	19	11	—
Weighted average common stock outstanding - Diluted	24,238	24,142	24,053
Average share price	$33.47	$38.51	$37.47
Non-dilutive options as of period end	1,088	998	1,602
Years non-dilutive options were issued as of period end	2016 through 2023	2015 through 2022	2014 through 2022

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

The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to 6% of the employee’s cash compensation, subject to certain limits, were $433,600, $431,500, and $425,300, for 2025, 2024, and 2023, respectively. All amounts deferred by employees and contributed by the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount and the Company matches those deferrals up to three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $374,100, $324,100, and $390,400, for the years ended December 31, 2025, 2024, and 2023, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $2.9 million and $2.5 million, at December 31, 2025 and 2024, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as information technology, payroll services, human resources and benefits administration, accounting services, and in-house legal services. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2025, 2024, and 2023, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $12.0 million, $11.4 million, and $10.6 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2025 and 2024, accounts payable, accrued expenses and other liabilities included $1.3 million and $1.2 million, respectively, representing billings due to the Saul Organization for the Company’s share of these ancillary costs and expenses.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $573,300, $449,300, and $562,800, for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Notes to Consolidated Financial Statements
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

The following table summarizes the assumptions used in the valuation of the 2023 option grants. During the years ended December 31, 2025, 2024, and 2023 stock option expense totaling $0.5 million, $0.7 million, and $1.0 million, respectively, was included in general and administrative expense in the Consolidated Statements of Operations. As of December 31, 2025, the estimated future expense related to unvested stock options was $0.4 million.

	Directors	Officers
Grant date	May 12, 2023	May 12, 2023
Exercise price	$33.79	$33.79
Fair value per option	$6.53	$6.06
Volatility	0.319	0.288
Expected life (years)	5.0	7.0
Assumed yield	4.94%	4.96%
Risk-free rate	3.45%	3.45%

Notes to Consolidated Financial Statements
The table below summarizes the option activity for the years 2025, 2024, and 2023:

	2025		2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,183,000	$48.55	1,820,000	$49.41	1,768,375	$51.28
Granted	—	—	—	—	253,500	33.79
Exercised	—	—	(10,625)	33.79	—	—
Expired/Forfeited	(87,500)	51.07	(626,375)	51.29	(201,875)	46.20
Outstanding December 31	1,095,500	48.35	1,183,000	48.55	1,820,000	49.41
Exercisable at December 31	966,375	49.56	943,250	50.64	1,370,125	52.02

The intrinsic value of stock options outstanding or exercisable measures the price difference between the options' exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. There were no options exercised in 2025 and 2023. There were 10,625 options exercised in 2024. The intrinsic value of options exercised in 2024 was $58,200. The intrinsic value of options outstanding and exercisable at year end 2025 were both zero. The intrinsic value of options outstanding and exercisable at year end 2024 was $0.9 million and $0.3 million, respectively. At December 31, 2025, the final trading day of calendar 2025, the closing price of $31.53 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2025 are 4.0 and 4.3 years, respectively.

On May 17, 2024, following shareholder approval, the Company established the Saul Centers, Inc. 2024 Stock Incentive Plan (the “Incentive Plan”), under which various equity incentives may be granted. Grants are split between time-vested and performance-based depending on to whom they are granted. Grants of time-vested restricted stock awards to officers will vest on an annual basis over five years. The performance-based restricted stock awards granted to officers will vest on the fifth anniversary of the award’s grant date. The performance measurement for the performance-based awards is the Company’s annual actual funds from operations compared to the annual funds from operations target established by the Board. Performance-based awards are earned on a sliding scale from 50% to 150% of the number of shares granted as the Company’s actual funds from operations scales from 90% to 110% of the Board’s established target, with a minimum result of 90% of the target required for the award to vest. Grants of time-vested restricted stock awards to non-employee directors vest on an annual basis over three years.

The Company uses the fair value method to value and account for restricted stock awards. The fair value of granted restricted stock is determined at the time of the grant using a discounted cash flow analysis, and the following assumptions: (1) Expected Dividend Yield determined by management after considering the Company’s current and historic dividend yield, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date; (2) the closing price of the Company’s common stock on the date of the grant; (3) estimated forfeitures; and (4) a present value discount rate equal to the Expected Dividend Yield. The Company amortizes the value of granted restricted stock ratably over the vesting period and includes the amounts as compensation expense in general and administrative expenses. For accounting purposes, (a) time-vested restricted stock awards are granted on the date the Board authorizes the grant and (b) performance-based restricted stock awards are granted on the date the Board establishes the performance target.

Dividends on restricted stock awards will accrue commencing on the grant date and will be paid when the underlying shares vest. Restricted stock awards are measured at fair value, adjusted for estimated forfeitures and estimated or actual results of the Company compared to the Board-established targets. The cost of restricted stock compensation is charged to expense ratably from the grant date through the vesting date and will be adjusted periodically for changes in forfeiture estimates and, for performance-based awards, estimated or actual results of the Company compared to the Board-established targets.

Notes to Consolidated Financial Statements
The following table summarizes the 2025 restricted stock awards:

	Directors	Officers
Grant date	May 9, 2025	May 9, 2025	December 4, 2025
Target shares of restricted stock	16,000	71,400	11,900
Change in awards based on performance	—	5,950	—
Closing price per share	$33.03	$33.03	$29.92
Grant-date fair value per share	30.38	30.37	26.35

The following table summarizes the 2024 restricted stock awards:

	Directors	Officers
Grant date	May 20, 2024	May 17, 2024	December 5, 2024	December 4, 2025
Target shares of restricted stock	18,000	70,200	11,700	11,700
Change in awards based on performance	—	5,850	5,850	—
Closing price per share	$37.52	$38.10	$40.35	$29.92
Grant-date fair value per share	34.63	35.27	36.13	26.82

During the years ended December 31, 2025 and 2024, restricted stock compensation expense totaled $1.3 million and $0.5 million, respectively, which was included in general and administrative expense in the Consolidated Statement of Operations. As of December 31, 2025, the estimated future expense related to unvested restricted stock awards that are granted for accounting purposes was approximately $5.5 million.

The table below summarizes the restricted stock activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant - Date Fair Value Per Share
Outstanding at January 1	105,750	$35.20
Granted	111,000	29.57
Vested	(17,036)	35.07
Change in awards based on performance	11,800	33.23
Forfeited	(5,333)	33.04
Outstanding at December 31	206,181	32.12
Authorized future grants	59,100

The total vesting date fair value of restricted stock that vested during year ended December 31, 2025 was $0.6 million.

During the years ended December 31, 2025 and 2024, the Company recognized approximately $1.8 million and $1.2 million, respectively, of stock-based compensation expense, inclusive of both stock options and restricted stock. As of December 31, 2025, estimated future stock-based compensation expense related to unvested awards that are granted for accounting purposes under both plans is approximately $5.9 million. On a weighted-average basis, this expense is expected to be recognized over the next 3.5 years.

Pursuant to the Incentive Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company’s directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board of Directors. If a director elects to their have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the last trading day of the current quarter to determine the number of shares to be credited to the director. During the twelve months ended December 31, 2025, 13,661 shares were credited to director's deferred fee accounts and 39,086 shares were issued. As of December 31, 2025, the director's deferred fee accounts total 100,492 shares.

Notes to Consolidated Financial Statements

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to the Company (the “Insider Trading Policy”).

11.    Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and floating rate debt are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, would be approximately $1.24 billion and $1.10 billion as of December 31, 2025 and 2024, respectively, compared to the principal balances of $1.44 billion and $1.37 billion at December 31, 2025 and 2024, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

12.    Derivatives and Hedging Activities

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount

The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $0.4 million will be reclassified from other comprehensive income and reflected as a decrease to interest expense.

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

The table below details the fair value and location of the interest rate swaps as of December 31, 2025 and 2024.

	Fair Values of Derivative Instruments
	December 31,
(In thousands)	2025		2024
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$1,350	Other Assets	$4,093

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2025, 2024, and 2023. All gains and losses reclassified from Other Comprehensive Income (“OCI”) into income were recognized within interest expense, net and amortization of deferred debt costs for the periods presented.

Notes to Consolidated Financial Statements

	The Effect of Hedge Accounting on OCI
	December 31,
(In thousands)	2025	2024	2023
Amount of gain (loss) recognized in OCI	$(1,414)	$3,618	$900
Amount of gain reclassified from OCI into income	$(1,329)	$(2,267)	$(2,120)

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

The Company paid common stock distributions of $2.36 per share in 2025, $2.36 per share in 2024, and $2.36 per share in 2023, Series D preferred stock dividends of $1.53, $1.53 and $1.53, respectively, per depositary share in 2025, 2024, and 2023, and Series E preferred stock dividends of $1.50, $1.50, and $1.50, respectively, per depositary share in 2025, 2024, and 2023. Of the common stock dividends paid, $0.62 per share, $1.69 per share, and $1.75 per share, represented ordinary dividend income in 2025, 2024, and 2023, respectively, and $1.74 per share, $0.67 per share, and $0.61 per share represented return of capital to the shareholders in 2025, 2024, and 2023, respectively. All of the preferred dividends paid represented ordinary dividend income.

Notes to Consolidated Financial Statements
The following summarizes distributions paid during the years ended December 31, 2025, 2024, and 2023, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
(Dollars in thousands, except per share amounts)	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shares Issued	Discounted Share Price	Limited Partnership Units Issued	Average Unit Price
Distributions during 2025
4th Quarter	$2,798	$14,273	$6,424	48,102	$28.78	197,908	$28.89
3rd Quarter	2,799	14,344	6,317	20,499	31.31	180,934	31.43
2nd Quarter	2,798	14,263	6,211	19,040	31.36	179,700	31.47
1st Quarter	2,799	14,267	6,184	16,904	35.47	45,326	35.94
Total 2025	$11,194	$57,147	$25,136	104,545		603,868
Distributions during 2024
4th Quarter	$2,798	$14,252	$6,160	16,143	$38.39	41,248	$38.90
3rd Quarter	2,799	14,215	6,136	15,992	38.96	40,039	39.49
2nd Quarter	2,798	14,221	6,110	17,086	35.11	43,696	35.59
1st Quarter	2,799	14,206	5,930	16,007	37.71	306,512	38.30
Total 2024	$11,194	$56,894	$24,336	65,228		431,495
Distributions during 2023
4th Quarter	$2,798	$14,195	$5,486	17,854	$33.35	44,500	$33.83
3rd Quarter	2,799	14,192	5,486	14,689	37.75	—	—
2nd Quarter	2,798	14,164	5,486	15,587	34.92	—	—
1st Quarter	2,799	14,171	5,486	13,229	41.06	—	—
Total 2023	$11,194	$56,722	$21,944	61,359		44,500

In December 2025, the Board of Directors of the Company authorized a distribution of $0.59 per common share payable in January 2026 to holders of record on January 15, 2026. As a result, $13.0 million was paid to common shareholders on January 30, 2026. Also, $6.5 million was paid to limited partnership unit holders on January 30, 2026 ($0.59 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of (a) $0.3750 per Series E depositary share and (b) $0.3828 per Series D depositary share to holders of record on January 2, 2026. As a result, $2.8 million was paid to preferred shareholders on January 15, 2026. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

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

Notes to Consolidated Financial Statements

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

The following tables summarize property net operating income and total assets for each of our reportable segments:

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the year ended December 31, 2025
Revenue:
Total property revenue	$187,615	$92,184	$279,799
Revenue adjustments (1)			10,044
Total revenue			$289,843
Expenses:
Real estate taxes	(19,456)	(12,990)
Repairs & maintenance	(15,161)	(8,092)
Other expenses (2)	(10,883)	(17,898)
Property net operating income	$142,115	$53,204	$195,319
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(70,548)
Depreciation and amortization of deferred leasing costs			(58,784)
General and administrative			(26,932)
Revenue adjustments (1)			10,044
Gain on disposition of property			120
Net income			$49,219

Capital investment	$27,306	$68,508	$95,814
Total assets per segment	$902,561	$1,248,803	$2,151,364
Other assets (3)			11,314
Total assets			$2,162,678

Notes to Consolidated Financial Statements

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the year ended December 31, 2024
Revenue:
Total property revenue	$186,205	$89,621	$275,826
Revenue adjustments (1)			(6,979)
Total revenue			$268,847
Expenses:
Real estate taxes	(19,469)	(10,873)
Repairs & maintenance	(11,872)	(6,899)
Other expenses (2)	(10,165)	(12,783)
Property net operating income	$144,699	$59,066	$203,765
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(53,696)
Depreciation and amortization of deferred leasing costs			(50,502)
General and administrative			(25,066)
Revenue adjustments (1)			(6,979)
Gain on disposition of property			181
Net income			$67,703

Capital investment	$18,010	$170,723	$188,733
Total assets per segment	$903,141	$1,206,655	$2,109,796
Other assets (3)			16,608
Total assets			$2,126,404

As of or for the year ended December 31, 2023
Revenue:
Total property revenue	$178,547	$77,994	$256,541
Revenue adjustments (1)			666
Total revenue			$257,207
Expenses:
Real estate taxes	(18,808)	(10,842)
Repairs & maintenance	(9,320)	(6,181)
Other expenses (2)	(10,356)	(11,632)
Property net operating income	$140,063	$49,339	$189,402
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(49,153)
Depreciation and amortization of deferred leasing costs			(48,430)
General and administrative			(23,459)
Revenue adjustments (1)			666
Net income (loss)			$69,026

Capital investment	$16,491	$187,190	$203,681
Total assets per segment	$918,089	$1,057,332	$1,975,421
Other assets (3)			18,716
Total assets			$1,994,137
(1)    Revenue adjustments are straight-line base rent and above/below market lease amortization.
(2)    Other expenses include payroll, utilities, insurance, legal, parking, advertising, and other.
(3)    Other assets include cash on hand, swap assets, and an operating lease right of use asset.

Notes to Consolidated Financial Statements

16.    Subsequent Events

The Company has reviewed all events and transactions for the period subsequent to December 31, 2025, and determined there are no subsequent events required to be disclosed.

Schedule III
SAUL CENTERS, INC.
Real Estate and Accumulated Depreciation
December 31, 2025
(Dollars in thousands)

		Costs										Buildings
		Capitalized	Basis at Close of Period									and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Book Value	Related Debt (2)	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashbrook, Ashburn, VA	$8,938	$25,504	$13,258	$21,184	$—	$34,442	$4,317	$30,125	$18,967	2019	05/18	50
Ashburn Village, Ashburn, VA	11,431	21,284	6,764	25,923	28	32,715	18,250	14,465	49,115	1994 & 2000-6	3/94	40
Ashland Square Phase I, Manassas, VA	1,178	7,508	1,178	7,508	—	8,686	3,996	4,690	—	2007, 2013	12/04	20 & 50
Beacon Center, Alexandria, VA	24,161	18,853	22,691	20,317	6	43,014	17,652	25,362	51,231	1960 & 1974	1/72 , 11/16	40 & 50
BJ's Wholesale Club, Alexandria, VA	22,623	1	22,623	—	1	22,624	—	22,624	14,518		3/08
Boca Valley Plaza, Boca Raton, FL	16,720	4,117	5,735	15,102	—	20,837	8,160	12,677	—		2/04	40
Boulevard, Fairfax, VA	4,883	4,746	3,687	5,942	—	9,629	4,386	5,243	8,485	1969, 1999 & 2009	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	6,158	9,789	23,401	5	33,195	13,560	19,635	—		4/04	40
Broadlands Village, Ashburn, VA	5,316	37,086	5,300	37,102	—	42,402	18,517	23,885	26,162	2002-3, 2004 & 2006	3/02	40 & 50
Burtonsville Town Square, Burtonsville, MD	74,212	6,399	28,402	52,193	16	80,611	13,018	67,593	29,525	2010	1/17	20 & 45
Countryside, Sterling, VA	28,912	5,268	7,666	26,472	42	34,180	15,400	18,780	—		2/04	40
Cranberry Square, Westminster, MD	31,578	2,388	6,700	27,262	4	33,966	9,912	24,054	11,676		9/11	40
Cruse MarketPlace, Cumming, GA	12,226	1,235	3,901	9,560	—	13,461	5,193	8,268	—		3/04	40
Flagship Center, Rockville, MD	160	409	169	400	—	569	222	347	—	1972	1/72
French Market, Oklahoma City, OK	5,781	19,512	1,118	24,159	16	25,293	14,768	10,525	—	1972 & 1998	3/74	50
Germantown, Germantown, MD	2,034	566	2,034	566	—	2,600	506	2,094	—	1990	08/93	40
The Glen, Lake Ridge, VA	12,918	8,834	5,300	16,452	—	21,752	12,404	9,348	18,961	1993 & 2005	6/94	40
Great Falls Center, Great Falls, VA	41,750	3,604	14,766	30,587	1	45,354	14,708	30,646	28,923		3/08	40
Hampshire Langley, Takoma, MD	3,159	3,967	1,892	5,232	2	7,126	4,230	2,896	10,160	1960	1/72	40
Hunt Club Corners / Hunt Club Pad Site, Apopka, FL	12,584	5,224	4,822	12,983	3	17,808	7,383	10,425	—		6/06, 12/12	40
Jamestown Place, Altamonte Springs, FL	14,055	3,530	4,455	13,108	22	17,585	6,730	10,855	—		11/05	40
Kentlands Square I, Gaithersburg, MD	14,379	4,014	5,005	13,388	—	18,393	6,395	11,998	17,625	2002	9/02	40
Kentlands Square II, III, Gaithersburg, MD	76,723	5,238	23,133	57,594	1,234	81,961	22,493	59,468	26,683		9/11, 9/13	40
Kentlands Place, Gaithersburg, MD	1,425	8,329	1,425	8,318	11	9,754	5,131	4,623	5,993	2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545	44,886	6,546	44,723	162	51,431	23,241	28,190	46,000	2006	11/02	50
Leesburg Pike, Baileys Crossroads, VA	2,418	7,080	1,132	8,315	51	9,498	6,877	2,621	25,348	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400	13,412	950	16,862	—	17,812	13,533	4,279	—	1975	12/75	40
Metro Pike Center, Rockville, MD	33,123	5,995	26,064	8,501	4,553	39,118	3,481	35,637	—		12/10	40
Shops at Monocacy, Frederick, MD	9,541	16,095	9,260	16,364	12	25,636	8,371	17,265	24,069	2003-4	11/03	50
Northrock, Warrenton, VA	12,686	15,527	12,686	15,521	6	28,213	7,423	20,790	11,037	2009	01/08	50
Olde Forte Village, Ft. Washington, MD	15,933	7,684	5,409	18,208	—	23,617	10,838	12,779	18,335	2003-4	07/03	40
Olney, Olney, MD	4,963	3,110	3,079	4,976	18	8,073	3,972	4,101	13,018	1972	11/75	40
Orchard Park, Dunwoody, GA	19,377	1,644	7,751	13,270	—	21,021	6,424	14,597	—		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	2,735	5,739	15,359	2	21,100	8,251	12,849	—		3/05	40
Ravenwood, Baltimore, MD	1,245	4,850	703	5,390	2	6,095	3,897	2,198	15,000	1959 & 2006	1/72	40
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	26,561	24	22,113	4,472	—	26,585	1,716	24,869	—		10/10, 12/12	40
1500/1580 Rockville Pike, Rockville, MD	35,609	1,070	28,323	6,402	1,954	36,679	6,167	30,512	—		12/12, 1/14	5, 10
Seabreeze Plaza, Palm Harbor, FL	24,526	4,558	8,665	20,411	8	29,084	10,156	18,928	11,367		11/05	40
Sea Colony (Market Place at), Bethany Beach, DE	2,920	490	1,147	2,263	—	3,410	996	2,414	—		3/08	40
Seven Corners, Falls Church, VA	4,848	47,092	4,929	46,952	59	51,940	37,364	14,576	81,970	1956 & 1997	07/93	40
Severna Park Marketplace, Severna Park, MD	63,254	4,661	12,700	55,030	185	67,915	19,280	48,635	21,474		9/11	40
Shops at Fairfax, Fairfax, VA	2,708	11,159	992	12,875	—	13,867	10,364	3,503	11,873	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	9,202	6,402	20,501	118	27,021	13,338	13,683	—		1/06	40
Southdale, Glen Burnie, MD	18,895	28,294	15,255	31,713	221	47,189	25,171	22,018	—	1962 & 1986	1/72 , 11/16	40
Southside Plaza, Richmond, VA	6,728	12,701	1,878	17,551	—	19,429	14,515	4,914	—	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	5,673	615	7,493	39	8,147	5,711	2,436	—	1970	2/76	40
Thruway / Thruway Pad Site Winston-Salem, NC	7,848	35,716	7,692	35,872	—	43,564	23,010	20,554	68,626	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	3,825	7,851	12,430	46	20,327	9,456	10,871	23,190	1990	08/93	40
Westview Village / Westview South, Frederick, MD	6,047	26,284	6,047	26,272	12	32,331	14,455	17,876	—	2009	11/07 , 02/15	50
White Oak, Silver Spring, MD	6,277	7,658	4,649	9,078	208	13,935	7,320	6,615	28,754	1958 & 1967	1/72	40
Other Buildings / Improvements		204	—	204	—	204	150	54	—
Total Shopping Centers	825,795	525,403	410,390	931,761	9,047	1,351,198	522,808	828,390	718,085

Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	40,496	3,756	58,198	1	61,955	45,713	16,242	42,984	1984, 1986,1990, 1998 & 2000	12/84, 8/85, 2/86, 4/98 & 10/2000	35 & 40
Clarendon Center, Arlington, VA (1)	12,753	190,622	16,287	187,064	24	203,375	70,862	132,513	71,790	2010	7/73, 1/96 & 4/02	50
Hampden House, Bethesda, MD	39,641	219,256	38,674	219,448	775	258,897	1,577	257,320	117,871		10/18, 12/18	50
Park Van Ness, Washington, DC	2,242	92,934	2,242	92,735	199	95,176	24,715	70,461	56,701	2016	7/73, 2/11	50
Twinbrook Quarter Phase I, Rockville, MD	60,260	299,815	61,622	297,796	657	360,075	11,034	349,041	141,554	2024	4/14, 12/14, 03/21	50
The Waycroft, Arlington, VA	52,067	228,911	53,618	227,360	—	280,978	37,904	243,074	141,353	2020	8/14, 12/14, 9/15, 8/16	50
601 Pennsylvania Ave., Washington, DC	5,479	80,196	5,667	80,008	—	85,675	60,761	24,914	—	1986	07/73	35
Washington Square, Alexandria, VA	2,034	66,319	544	67,765	44	68,353	36,661	31,692	46,480	1952 & 2000	07/73	50
Total Mixed-Use Properties	195,935	1,218,549	182,410	1,230,374	1,700	1,414,484	289,227	1,125,257	618,733

Development Land
Ashland Square Phase II, Manassas, VA	4,812	7,808	—	—	12,620	12,620	—	12,620	—		12/04
Ashland Square Phase III, Manassas, VA	480	44	480	—	44	524	—	524	—		12/04
New Market, New Market, MD	2,088	169	2,234	—	23	2,257	—	2,257	—		9/05
Twinbrook Quarter - Future Phases, Rockville, MD	59,503	27,013	—	—	86,516	86,516	—	86,516	—		4/14, 12/14, 03/21
Total Development Land	66,883	35,034	2,714	—	99,203	101,917	—	101,917	—
Total	$1,088,613	$1,778,986	$595,514	$2,162,135	$109,950	$2,867,599	$812,035	$2,055,564	$1,336,818

(1)Includes the North and South Blocks and Residential
(2)Amounts do not include deferred debt and therefore will not match the Consolidated Balance Sheet

Schedule III
SAUL CENTERS, INC.
Real Estate and Accumulated Depreciation
December 31, 2025
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
of the improvements

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $2.05 billion at December 31, 2025. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2025 are summarized as follows:

(In thousands)	2025	2024	2023
Total real estate investments:
Balance, beginning of year	$2,792,147	$2,621,105	$2,408,136
Acquisitions	—	—	—
Improvements	86,097	179,283	216,154
Retirements	(10,645)	(8,241)	(3,185)
Transfers to assets held for sale	—	—	—
Balance, end of year	$2,867,599	$2,792,147	$2,621,105
Total accumulated depreciation:
Balance, beginning of year	$767,842	$729,470	$688,475
Depreciation expense	54,787	46,386	44,163
Retirements	(10,594)	(8,014)	(3,168)
Transfers to assets held for sale	—	—	—
Balance, end of year	$812,035	$767,842	$729,470