Form 10-Q
period 2026-03-31
SAUL CENTERS, INC.
filed 2026-05-07
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of May 4, 2026: 24,535,744.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Assets
Real estate investments
Land	$595,514	$595,514
Buildings and equipment	2,165,566	2,162,135
Construction in progress	113,892	109,950
	2,874,972	2,867,599
Accumulated depreciation	(826,852)	(812,035)
Total real estate investments, net	2,048,120	2,055,564
Cash and cash equivalents	9,326	8,741
Accounts receivable and accrued income, net	61,252	60,799
Deferred leasing costs, net	25,835	25,847
Other assets	12,319	11,727
Total assets	$2,156,852	$2,162,678
Liabilities
Mortgage notes payable, net	$1,062,935	$1,063,530
Revolving credit facility payable, net	137,979	144,678
Term loan facility payable, net	138,980	138,870
Construction loans payable, net	257,659	254,724
Accounts payable, accrued expenses and other liabilities	41,219	36,617
Deferred income	20,195	22,840
Dividends and distributions payable	24,411	24,162
Total liabilities	1,683,378	1,685,421
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 50,000,000 shares authorized, 24,595,080 and 24,551,168 shares issued and outstanding, respectively	246	245
Additional paid-in capital	461,101	459,222
Distributions in excess of accumulated earnings	(345,859)	(337,708)
Accumulated other comprehensive income	1,375	1,061
Total Saul Centers, Inc. equity	301,863	307,820
Noncontrolling interests	171,611	169,437
Total equity	473,474	477,257
Total liabilities and equity	$2,156,852	$2,162,678

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Revenues
Rental revenue	$76,822	$70,547
Other	1,437	1,309
Total revenue	78,259	71,856
Expenses
Property operating expenses	15,739	13,742
Real estate taxes	8,464	7,984
Interest expense, net and amortization of deferred debt costs	19,650	16,747
Depreciation and amortization of deferred leasing costs	15,916	14,523
General and administrative	6,447	6,012
Total expenses	66,216	59,008
Net income	12,043	12,848
Noncontrolling interests
Income attributable to noncontrolling interests	(2,925)	(3,049)
Net income attributable to Saul Centers, Inc.	9,118	9,799
Preferred stock dividends	(2,798)	(2,798)
Net income available to common stockholders	$6,320	$7,001
Per share net income available to common stockholders
Basic and diluted:	$0.26	$0.29

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income	$12,043	$12,848
Other comprehensive income
Change in unrealized gain on cash flow hedge	460	(1,543)
Total comprehensive income	12,503	11,305
Comprehensive income attributable to noncontrolling interests	(3,071)	(2,581)
Total comprehensive income attributable to Saul Centers, Inc.	9,432	8,724
Preferred stock dividends	(2,798)	(2,798)
Total comprehensive income available to common stockholders	$6,634	$5,926

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Balance, January 1, 2026	74,000	24,551,168	$185,000	$245	$459,222	$(337,708)	$1,061	$307,820	$169,437	$477,257
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	43,278	—	1	1,330	—	—	1,331	—	1,331
Due to directors' deferred compensation plan	—	634	—	—	20	—	—	20	—	20
Due to restricted stock awards (forfeitures)	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	529	—	—	529	—	529
Issuance of 186,396 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	5,753	5,753
Net income	—	—	—	—	—	9,118	—	9,118	2,925	12,043
Change in unrealized gain on cash flow hedge	—	—	—	—	—	—	314	314	146	460
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	—	(14,471)	—	(14,471)	(6,650)	(21,121)
Balance, March 31, 2026	74,000	24,595,080	$185,000	$246	$461,101	$(345,859)	$1,375	$301,863	$171,611	$473,474

Balance, January 1, 2025	74,000	24,302,576	$185,000	$243	$454,086	$(306,541)	$2,966	$335,754	$165,370	$501,124
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	16,904	—	—	598	—	—	598	—	598
Due to directors' deferred compensation plan	—	934	—	—	36	—	—	36	—	36
Due to restricted share awards (forfeitures)	—	(2,000)	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	392	—	—	392	—	392
Issuance of 45,326 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	1,629	1,629
Net income	—	—	—	—	—	9,799	—	9,799	3,049	12,848
Change in unrealized gain on cash flow hedge	—	—	—	—	—	—	(1,075)	(1,075)	(468)	(1,543)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	—	(14,339)	—	(14,339)	(6,211)	(20,550)
Balance, March 31, 2025	74,000	24,318,414	$185,000	$243	$455,112	$(313,879)	$1,891	$328,367	$163,369	$491,736
The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$12,043	$12,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	15,916	14,523
Amortization of deferred debt costs	856	627
Non-cash share-based compensation costs	549	428
Credit losses on operating lease receivables, net	170	387
Increase in accounts receivable and accrued income	(623)	(26)
Additions to deferred leasing costs	(998)	(1,161)
(Increase) decrease in other assets	(132)	2,793
Increase in accounts payable, accrued expenses, and other liabilities	4,150	2,913
Decrease in deferred income	(2,645)	(2,958)
Net cash provided by operating activities	29,286	30,374
Cash flows from investing activities:
Additions to real estate investments	(3,321)	(8,787)
Additions to development and redevelopment projects	(3,688)	(15,697)
Net cash used in investing activities	(7,009)	(24,484)
Cash flows from financing activities:
Proceeds from mortgage notes payable	8,500	—
Repayments on mortgage notes payable	(9,234)	(8,731)
Proceeds from revolving credit facility	24,000	25,000
Repayments on revolving credit facility	(31,000)	(16,000)
Proceeds from construction loans payable	2,856	11,177
Additions to deferred debt costs	(231)	(133)
Proceeds from the issuance of:
Common stock	1,331	598
Partnership units	5,753	1,629
Distributions to:
Series D preferred stockholders	(1,149)	(1,149)
Series E preferred stockholders	(1,650)	(1,650)
Common stockholders	(14,328)	(14,254)
Noncontrolling interests	(6,540)	(6,184)
Net cash used in financing activities	(21,692)	(9,697)
Net increase (decrease) in cash and cash equivalents	585	(3,807)
Cash and cash equivalents, beginning of period	8,741	10,299
Cash and cash equivalents, end of period	$9,326	$6,492
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,387	$16,231
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$11,430	$23,328

The Notes to Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

1.    Organization, Basis of Presentation

Saul Centers, Inc. ("Saul Centers") was incorporated under the Maryland General Corporation Law on June 10, 1993, and operates as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is required to annually distribute at least 90% of its REIT taxable income (excluding net capital gains) to its stockholders and meet certain organizational and other requirements. Saul Centers, together with its wholly-owned subsidiaries and limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the "Company." B. Francis Saul II serves as Chairman of the Board of Directors (the "Board") and Chief Executive Officer of Saul Centers.

The Company, which conducts all of its activities through its subsidiaries, Saul Holdings Limited Partnership, a Maryland limited partnership (the "Operating Partnership"), and two subsidiary limited partnerships (the "Subsidiary Partnerships," and, collectively with the Operating Partnership, the "Partnerships"), engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-use properties, primarily in the Washington, DC/Baltimore metropolitan area.

As of March 31, 2026, the Company's properties (the "Current Portfolio Properties") consisted of 50 shopping center properties (the "Shopping Centers"), nine mixed-use properties, which are comprised of office, retail and multi-family residential uses (the "Mixed-Use Properties") and three (non-operating) land and development properties.

Because the Current Portfolio Properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of market risk related to these properties. The Shopping Centers, a majority of which are anchored by one or more major tenants and 34 of which are anchored by a grocery store, offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 4.4% of the Company's total revenue for the three months ended March 31, 2026. No other tenant individually accounted for 2.5% or more of the Company's total revenue, excluding lease termination fees, for the three months ended March 31, 2026.

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of March 31, 2026 and December 31, 2025, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.

The Operating Partnership is a variable interest entity ("VIE") because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the right to absorb 68.3% of its net income. Because the Operating Partnership is consolidated into the financial statements of the Company, its classification as a VIE has no impact on the consolidated financial statements of the Company.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2025, which are included in its Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 10-K"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to applicable instructions. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Notes to Consolidated Financial Statements (Unaudited)
2.    Summary of Significant Accounting Policies

Our significant accounting policies disclosed in our 2025 10-K have not changed significantly in number or composition.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to impairment of real estate properties and collectibility of operating lease receivables. Actual results could differ from those estimates.

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectibility and, upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectibility is determined to be probable. We also assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, effects of tenant bankruptcies, historical levels of bad debt and current economic trends. Evaluating and estimating uncollectible lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03 "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses," as amended by ASU 2025-01 ("ASU 2024-03"). ASU 2024-03 requires public business entities to provide additional disclosures that disaggregate certain income statement expense captions into specified categories. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact that ASU 2024-03 will have on the Company's financial position or results of operations and disclosures.

In December 2025, FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements” (“ASU 2025-11”), which requires entities that present interim financial statements to follow clarified guidance on the form, content, and required disclosures of those interim financial statements, including disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 will be effective for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is evaluating the impact that ASU 2025-11 will have on the Company's financial position or results of operations and disclosures.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the presentation used as of and for the three months ended March 31, 2026.

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

Notes to Consolidated Financial Statements (Unaudited)
Construction in progress as of March 31, 2026 and December 31, 2025, is composed of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Twinbrook Quarter - Other (1)	$87,014	$86,516
Ashland Square Phase II (2)	14,162	12,620
Hampden House (3)	1,212	776
Other	11,504	10,038
Total	$113,892	$109,950

(1)Other includes infrastructure and site work necessary to support current and future development phases, and includes capitalized interest of $5.8 million and $5.6 million, as of March 31, 2026 and December 31, 2025, respectively.
(2)Includes capitalized interest of $0.5 million and $0.3 million, as of March 31, 2026 and December 31, 2025, respectively.
(3) Includes capitalized interest of $0.1 million and $0.1 million, as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026, including capitalized interest, $1.3 million relating to Hampden House was placed in service.

Leases

We lease Shopping Centers and Mixed-Use Properties to lessees in exchange for monthly payments that cover rent and, where applicable, reimbursement for property taxes, insurance, and certain property operating expenses. Our leases have been determined to be operating leases and generally range in term from one to 15 years.

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

An operating lease right of use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right of use asset and corresponding lease liability totaled $0.7 million and $0.8 million, respectively, at March 31, 2026 and $0.9 million and $1.0 million, respectively at December 31, 2025.

Deferred Leasing Costs

Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are incremental costs paid to third-party brokers and internal lease commissions that are incremental to obtaining a lease that would not have been incurred if the lease had not been obtained, and tenant lease incentives. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $25.8 million and $25.8 million, net of accumulated amortization of $58.4 million and $57.5 million, as of March 31, 2026 and December 31, 2025, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled $1.0 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. Amortization of tenant lease incentives, included as a reduction of rental revenue in the Consolidated Statements of Operations, totaled $0.1 million for each of the three months ended March 31, 2026 and 2025.

Notes to Consolidated Financial Statements (Unaudited)
Real Estate Investment Properties

Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $14.9 million and $13.6 million for the three months ended March 31, 2026 and 2025, respectively. Repairs and maintenance expense, which is included in property operating expenses in the Consolidated Statements of Operations, totaled $7.2 million and $7.1 million for the three months ended March 31, 2026 and 2025, respectively.

The Company did not recognize an impairment loss on any of its real estate during the three months ended March 31, 2026 or 2025.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership

As of March 31, 2026, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members, (collectively, the "Saul Organization") held an aggregate 30.4% limited partnership interest in the Operating Partnership represented by approximately 10.8 million convertible limited partnership units. As of December 31, 2025, the Saul Organization held an aggregate 30.1% limited partnership interest in the Operating Partnership represented by approximately 10.6 million convertible limited partnership units. These units are convertible into shares of Saul Centers' common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company's Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the exercise, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers, excluding shares credited to directors' deferred fee accounts (See Note 8). As of March 31, 2026, approximately 1,219,000 units held by the Saul Organization could be converted into shares of Saul Centers common stock. As of December 31, 2025, approximately 1,349,000 units held by the Saul Organization could have been converted into shares of Saul Centers common stock.

As of each of March 31, 2026 and December 31, 2025, a third-party investor held a 1.3% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers' common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers' common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers' common stock.

The impact of the aggregate 31.7% limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended March 31, 2026 and 2025, was approximately 35.6 million and 34.7 million, respectively.

5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs

The principal amount of the Company's outstanding debt totaled approximately $1.6 billion at March 31, 2026, of which approximately $1.4 billion was fixed-rate debt and approximately $182.0 million was unhedged variable rate debt outstanding under the Credit Facility (hereinafter defined). The carrying amount of the properties collateralizing the notes payable totaled approximately $1.6 billion as of March 31, 2026.

At December 31, 2025, the principal amount of the Company's outstanding debt totaled approximately $1.6 billion, of which $1.4 billion was fixed rate debt and $189.0 million was unhedged variable rate debt outstanding under the Credit Facility. The carrying amount of the properties collateralizing the notes payable totaled approximately $1.6 billion as of December 31, 2025.

Notes to Consolidated Financial Statements (Unaudited)
At each of March 31, 2026 and December 31, 2025, the Company had a $600.0 million credit facility (the "Credit Facility") comprised of a $460.0 million revolving credit facility (the "Revolving Credit Facility") and a $140.0 million term loan (the "Term Loan"). Below is a summary of the terms of the Credit Facility.

(Dollars in thousands)	Credit Facility
	Term Loan	Revolving Credit Facility	Total
Facility Size	$140,000	$460,000	$600,000
Maturity	July 28, 2028	July 30, 2029
Extension	Two for one year each	One for one year
Interest Rate	SOFR	SOFR
Spread	1.30% to 1.90%	1.35% to 1.95%
Issue Letters of Credit			Yes
Guarantee	Saul Centers and certain subsidiaries of the Operating Partnership

At March 31, 2026, based on the value of the Company's unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $105.3 million was available and undrawn under the Credit Facility, $282.0 million was outstanding and approximately $185,000 was committed for letters of credit. As of March 31, 2026, the applicable spread for borrowings was 140 basis points for the Revolving Credit Facility and 135 basis points for the Term Loan.

On December 31, 2025, based on the value of the Company's unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $96.2 million was available and undrawn under the Credit Facility, $289.0 million was outstanding and approximately $185,000 was committed for letters of credit. As of December 31, 2025, the applicable spread for borrowings was 140 basis points related to the Revolving Credit Facility and 135 basis points related to the Term Loan.

On March 26, 2026, the Company closed on an approximate 3.5-year, non-recourse, $8.5 million supplemental mortgage secured by Great Falls Center. The loan is coterminous with the existing loan, matures in 2029, bears interest at a fixed-rate of 5.47%, requires monthly principal and interest payments of $52,000 based on a 25-year amortization schedule and requires a final payment of $8.0 million at maturity. Proceeds were used to reduce the outstanding balance of the Credit Facility.

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

The Operating Partnership is the guarantor of a portion of the Thruway mortgage (totaling $17.5 million of the $68.3 million outstanding balance at March 31, 2026).

The Company provides a repayment guaranty of 100% of the loan secured by Twinbrook Quarter Phase I. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of March 31, 2026, the loan balance and the amount guaranteed were $142.9 million. The Company also provides the lender with a 100% construction completion guaranty.

The Company provides a limited repayment guaranty of $26.6 million for the loan secured by Hampden House. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of March 31, 2026, the loan balance was $119.4 million. The Company also provides the lender with a 100% construction completion guaranty.

All other notes payable are non-recourse.

Notes to Consolidated Financial Statements (Unaudited)
At March 31, 2026, future principal payments of debt, including scheduled maturities and amortization, for years ending December 31, were as follows:

(Dollars in thousands)	Principal Payments
April 1 through December 31, 2026	$150,667
2027	36,249
2028	194,949	(1)
2029	213,208	(2)
2030	60,946
2031	38,463
Thereafter	926,459
Principal amount	1,620,941
Unamortized deferred debt costs	23,388
Net	$1,597,553

(1)Includes $140.0 million outstanding under the Term Loan. (2)Includes $142.0 million outstanding under the Revolving Credit Facility.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaling $23.4 million and $24.0 million, net of accumulated amortization of $10.8 million and $9.9 million, at March 31, 2026 and December 31, 2025, respectively, are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

Interest expense, net and amortization of deferred debt costs for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Interest incurred	$19,317	$18,897
Amortization of deferred debt costs	856	627
Capitalized interest	(443)	(2,731)
Subtotal	19,730	16,793
Less: Interest income	(80)	(46)
Interest expense, net and amortization of deferred debt costs	$19,650	$16,747

6.    Equity

The Consolidated Statements of Operations reflect noncontrolling interests of $2.9 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively, representing income attributable to limited partnership units not held by Saul Centers.

Notes to Consolidated Financial Statements (Unaudited)
At March 31, 2026 and December 31, 2025, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

At March 31, 2026 and December 31, 2025, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the "Series E Stock"). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units, unvested restricted stock awards, and stock options are the Company's potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. The following table sets forth, for the indicated periods, weighted averages of the number of common shares outstanding, basic and diluted, the effect of dilutive options and unvested restricted stock awards, and the number of options that are not dilutive because the average price of the Company's common stock was less than the exercise prices. The treasury stock method was used to measure the effect of the dilution.

	Average Shares/Awards/Options Outstanding
	For the three months ended March 31,
(In thousands)	2026	2025
Weighted average common shares outstanding-basic	24,315	24,174
Weighted average effect of dilutive options	—	2
Weighted average effect of dilutive unvested restricted stock awards	42	19
Weighted average common stock outstanding-diluted	24,357	24,195
Non-dilutive options as of period end	1,076	998
Years non-dilutive options were issued as of period end	2016 through 2023	2015 through 2022

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

Notes to Consolidated Financial Statements (Unaudited)
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as information technology, payroll services, human resources and benefits administration, accounting services, and in-house legal services. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses, including rental expense for the Company’s headquarters lease, net of billings by the Company to the Saul Organization, totaled approximately $3.2 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations or capitalized to specific development projects. As of March 31, 2026 and December 31, 2025, accounts payable, accrued expenses and other liabilities included approximately $1.0 million and $1.3 million, respectively, representing amounts due to the Saul Organization for the Company's share of these ancillary costs and expenses.

The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company's rent expense for its headquarters location was $227,300 and $215,600 for the three months ended March 31, 2026 and 2025, respectively, and is included in general and administrative expense.

The B. F. Saul Insurance, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company's insurance program. Such commissions and fees amounted to $127,600 and $95,900 for the three months ended March 31, 2026 and 2025, respectively.

The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee's cash compensation, subject to certain limits, were $131,600 and $128,100 for the three months ended March 31, 2026 and 2025, respectively. All amounts contributed by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. The Company credited to employee accounts $59,900 and $54,700 for the three months ended March 31, 2026 and 2025, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $3.0 million and $2.9 million, at March 31, 2026 and December 31, 2025, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements (Unaudited)
market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted ratably over the vesting period and includes the amounts as compensation expense in general and administrative expenses.

Stock option expense totaling $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, was included in general and administrative expense in the Consolidated Statements of Operations. As of March 31, 2026, the estimated future expense related to unvested stock options was approximately $0.3 million.

The table below summarizes the option activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding options at January 1	1,095,500	$48.35	$—
Options granted	—	—	—
Options exercised	—	—	—
Options expired/forfeited	(20,000)	49.74	—
Outstanding options at March 31	1,075,500	48.32	—
Exercisable options at March 31	946,375	49.56	—

The intrinsic value of stock options outstanding or exercisable measures the price difference between the options' exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. No options were exercised during the three months ended March 31, 2026 and 2025. At March 31, 2026, the final trading day of the 2026 first quarter, the closing share price of $32.58 was lower than the exercise price of 1.1 million outstanding options granted from 2016 through 2023. The weighted average remaining contractual life of the Company's outstanding and exercisable options is 4.1 years and 3.7 years, respectively.

On May 17, 2024, following shareholder approval, the Company established the Saul Centers, Inc. 2024 Stock Incentive Plan (the "Incentive Plan"), under which various equity incentives may be granted. Grants are split between time-vested and performance-based depending on to whom they are granted. Grants of time-vested restricted stock awards granted to officers will vest on an annual basis over five years. The performance-based restricted stock awards granted to officers will vest on the fifth anniversary of the award's grant date. The performance measurement for the performance-based awards is the Company's annual actual funds from operations compared to the annual funds from operations target established by the Board. Performance-based awards are earned on a sliding scale from 50% to 150% of the number of shares granted as the Company's actual funds from operations scales from 90% to 110% of the Board's established target, with a minimum result of 90% of the target required for the award to vest, in accordance with the Incentive Plan. Grants of time-vested restricted stock awards granted to non-employee directors vest on an annual basis over three years.

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

Notes to Consolidated Financial Statements (Unaudited)
Restricted stock compensation expense totaled $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, which is included in general and administrative expense in the Consolidated Statements of Operations. As of March 31, 2026, the estimated future expense related to unvested restricted stock awards was approximately $5.1 million.

The table below summarizes the restricted stock activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested restricted stock outstanding at January 1	206,181	$32.12
Restricted stock granted	—	—
Restricted stock vested	—	—
Change in restricted stock awards based on performance	—
Restricted stock forfeited	—	—
Unvested restricted stock outstanding at March 31	206,181	32.12
Authorized future restricted stock grants	59,100

During the three months ended March 31, 2026 and 2025, the Company recognized approximately $0.5 million and $0.4 million, respectively, of stock-based compensation expense, inclusive of both stock options and restricted stock. As of March 31, 2026, estimated future total stock-based compensation expense related to unvested awards that are granted for accounting purposes under both plans is approximately $5.4 million. On a weighted average basis, this expense is expected to be recognized over the next 3.3 years.

Pursuant to the Incentive Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company's directors and their beneficiaries. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have his/her fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company's common stock on the last trading day of the quarter to determine the number of shares to be credited to the director. The Company credited directors' deferred fee accounts with 2,504 and 2,891 shares for the three months ended March 31, 2026 and 2025, respectively, and issued 3,691 and 9,189 shares, respectively. As of March 31, 2026 and December 31, 2025, the directors' deferred fee accounts comprise 99,305 and 100,492 shares, respectively.

9.    Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management's estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, would be approximately $1.24 billion and $1.24 billion, respectively, compared to the principal balance of $1.44 billion and $1.44 billion at March 31, 2026 and December 31, 2025, respectively. A change in any of the significant inputs may lead to a change in the Company's fair value measurement of its debt.

10.    Derivatives and Hedging Activities

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses floating-to-fixed interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The change in the fair value of derivatives designated and qualified as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.

Notes to Consolidated Financial Statements (Unaudited)
Amounts reported in other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that approximately $0.7 million will be reclassified from other comprehensive income and reflected as a decrease to interest expense.

The Company carries its interest-rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models that contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. As of March 31, 2026, the fair value of the interest-rate swaps was approximately $1.8 million and is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.

The table below details the fair value and location of the interest rate swaps as of March 31, 2026 and December 31, 2025.

	Fair Values of Derivative Instruments
(In thousands)	March 31, 2026		December 31, 2025
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$1,810	Other Assets	$1,350

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2026 and 2025. All gains and losses reclassified from Other Comprehensive Income ("OCI") into income were recognized within interest expense, net and amortization of deferred debt costs for the periods presented.

	The Effect of Hedge Accounting on Other Comprehensive Income (OCI)
	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Amounts of gain (loss) recognized in OCI	$648	$(1,194)
Amounts of gain reclassified from OCI into income	$(188)	$(349)

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

Notes to Consolidated Financial Statements (Unaudited)
12.    Business Segments

The Company's operating segments conform with our method of internal reporting and the way the Chief Executive Officer, who is also the Chief Operating Decision Maker ("CODM"), evaluates financial results, allocates resources and manages the business. The Company has identified each property as an operating segment. The properties have been aggregated into two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). All properties within each segment generate similar types of revenues and expenses related to tenant rent, expense reimbursements and operating expenses. Although services are provided to a variety of tenants, the types of services provided to them are similar within each segment. The properties within each reportable segment have similar economic characteristics, and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout each reportable segment. Certain reclassifications have been made to prior year information to conform to the 2026 presentation.

The CODM measures and evaluates the performance of our operating segments based on property net operating income ("NOI"), and considers this metric when allocating operating and capital resources to each segment. NOI includes property revenue and other revenue and deducts property operating expenses and real estate taxes. Total property revenue includes most components of rental revenue, except straight-line rent and amortization of above/below market lease premiums and discounts, plus parking revenues and lease termination fee revenue. NOI also excludes interest expense, depreciation and amortization, general and administrative expense, and gains and losses.

The following tables summarize NOI and total assets for each of our reportable segments:

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the three months ended March 31, 2026
Revenue:
Total property revenue	$49,798	$26,054	$75,852
Revenue adjustments (1)			2,407
Total revenue			$78,259
Expenses:
Real estate taxes	(5,124)	(3,340)
Repairs and maintenance	(4,951)	(2,223)
Other expenses (2)	(3,245)	(5,320)
Property net operating income	$36,478	$15,171	$51,649
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(19,650)
Depreciation and amortization of deferred leasing costs			(15,916)
General and administrative			(6,447)
Revenue adjustments (1)			2,407
Net income			$12,043

Capital investment	$3,051	$3,958	$7,009
Total assets per segment	$898,028	$1,246,259	$2,144,287
Other assets (3)			12,565
Total assets			$2,156,852

As of or for the three months ended March 31, 2025
Revenue:
Total property revenue	$47,998	$21,502	$69,500
Revenue adjustments (1)			2,356
Total revenue			$71,856
Expenses:
Real estate taxes	(4,848)	(3,136)
Repairs and maintenance	(5,302)	(1,762)
Other expenses (2)	(2,575)	(4,103)
Property net operating income	$35,273	$12,501	$47,774
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(16,747)
Depreciation and amortization of deferred leasing costs			(14,523)
General and administrative			(6,012)
Revenue adjustments (1)			2,356
Net income			$12,848

Capital investment	$4,384	$20,100	$24,484
Total assets per segment	$897,731	$1,221,480	$2,119,211
Other assets (3)			12,275
Total assets			$2,131,486
(1)    Revenue adjustments are straight-line base rent and amortization of above/below market lease premiums and discounts.
(2)    Other expenses include payroll, utilities, insurance, legal, parking, advertising, and other.
(3)    Other assets include cash on hand, swap assets, and an operating lease right of use asset.

13.    Subsequent Events

The Company has reviewed all events and transactions for the period subsequent to March 31, 2026, and determined there are no subsequent events required to be disclosed.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in "Item 1. Financial Statements" of this report and the more detailed information contained in the Company's 2025 10-K. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations and financial results of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Quarterly Report on Form 10-Q (this "Report").

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "plans," "intends," "estimates," "anticipates," "expects," "believes" or similar expressions in this Report. Although management believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
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
•macroeconomic conditions, including geopolitical, global trade and international conflict disruptions, which may lead to a disruption of, or lack of access to, sources of funding and rising inflation;
•adverse trends in the retail, office and residential real estate sectors;
•risks relating to cybersecurity and potential future uses of artificial intelligence, including disruption to our business and operations, reputational risk, regulatory risk, and exposure to liabilities from tenants, employees, capital providers, and other third parties;
•risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies, the relative illiquidity of real estate and environmental risks; and
•risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes to REIT requirements as a result of new legislation and the adverse consequences of any failure to qualify as a REIT.

Additional information related to these risks and uncertainties is included in "Risk Factors" (Part I, Item 1A of our 2025 10-K), "Quantitative and Qualitative Disclosures about Market Risk" (Part I, Item 3 of this Report and Part II, Item 7A of our 2025 10-K), and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Part I, Item 2 of this Report).

General

The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2026.

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

The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as grocery stores. The Company has executed leases or has leases under negotiation for eight more pad sites. There can be no assurance that any such leases will be executed on the anticipated terms or timing, or at all.

In recent years, there has been a limited amount of quality properties for sale. Management believes it will continue to be challenging to identify acquisition opportunities for investment in existing and new shopping centers and mixed-use properties into the near future. It is management's view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisitions, and development and redevelopment opportunities as integral parts of its overall business plan.

Actions taken by the Federal government will likely continue to impact the office, retail and residential real estate markets in the Washington, DC/Baltimore metropolitan area over the coming years. Because the majority of the Company’s property net operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion and closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways that we believe maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 95.0% at March 31, 2026, from 93.9% at March 31, 2025.

The Company maintains a ratio of total debt to estimated total asset market value of under 50%, which positions us to obtain additional secured borrowings if necessary. As of March 31, 2026, including the $100.0 million hedged variable-rate debt, total fixed-rate debt, with staggered maturities from 2026 to 2041, represented approximately 88.8% of the Company's notes payable, thus mitigating refinancing risk. The Company's unhedged variable-rate debt consists of $182.0 million outstanding under the Credit Facility. Including fixed and variable rate debt, the Company's outstanding debt totaled approximately $1.62 billion with a weighted average remaining term of 8.6 years as of March 31, 2026. As of March 31, 2026, the Company has availability of approximately $105.3 million under the Credit Facility.

Recent Developments

The Company is developing Twinbrook Quarter Phase I located in Rockville, Maryland. It includes 452 apartment units, an 81,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion is not being constructed at this time. In connection with the development of the residential and retail portions of Twinbrook Quarter Phase I, we also invested in infrastructure and other items that will support both Twinbrook Quarter Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the remaining investment to complete Twinbrook Quarter Phase I is not expected to exceed $8.5 million. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. As of March 31, 2026, the outstanding balance of the loan was $140.7 million, net of unamortized deferred debt costs. The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of May 4, 2026, 443 of the 452 (98.0%) residential units were leased and occupied. Of the approximately 106,000 square feet of ground floor retail, 101,400 square feet (95.7%) have been leased. The Wegmans supermarket at Twinbrook Quarter opened for business on June 25, 2025. As of May 4, 2026, including the Wegmans supermarket, approximately 88,500 square feet of the retail space is open and the remaining leased retail space is expected to open at various times during 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is also developing Hampden House, a project located in downtown Bethesda, Maryland, which includes 366 apartment units and approximately 10,100 square feet of retail space. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $6.2 million. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. As of March 31, 2026, the outstanding balance of the loan was $116.9 million, net of unamortized deferred debt costs. Hampden House opened and residential tenants began moving in on October 1, 2025. As of May 4, 2026, 167 of the 366 (45.6%) residential units are leased and occupied. Visual Comfort & Co. opened for business on March 9, 2026. As of May 4, 2026, including Visual Comfort & Co., approximately 8,600 square feet of the 10,100 (85.1%) square feet of retail space have been leased and the remaining tenant build-out is in progress.

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

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with GAAP, which requires management to make certain estimates and assumptions that affect the reporting of financial position and results of operations. If judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of the financial statements. The Company has identified the following policies that, due to estimates and assumptions inherent in these policies, involve a relatively high degree of judgment and complexity.

Real Estate Investments

Real estate investment properties are stated at historic cost less depreciation. Although the Company intends to own its real estate investment properties over a long term, from time to time it will evaluate its market position, market conditions, and other factors and may elect to sell properties that do not conform to the Company's investment profile. Management believes that the Company's real estate assets have generally appreciated in value since their acquisition or development and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company's liabilities as reported in the financial statements. Because the financial statements are prepared in conformity with GAAP, they do not report the current fair value of the Company's real estate investment properties.

If there is an event or change in circumstances that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying amount of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors when identifying impairment indicators, including recurring operating losses, significant decreases in occupancy, and significant adverse changes in market conditions, legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying amount is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management's projections, the valuation could be negatively or positively affected.

Accounts Receivable, Accrued Income, and Allowance for Doubtful Accounts

Accounts receivable are primarily comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of adjustments necessary to present rental income on a straight-line basis. Individual leases are assessed for collectibility and, upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are charged off, and the charge-off is reflected as an adjustment to rental revenue. Revenue from leases where collection is not probable is recorded on a cash basis until collectibility is determined to be probable. We also assess whether operating lease receivables, at the portfolio level, are appropriately valued based upon an analysis of balances outstanding, effects of tenant bankruptcies, historical levels of bad debt and current economic trends. Evaluating and estimating uncollectible lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. Actual results could differ from these estimates.

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

Results of Operations

Three months ended March 31, 2026 (the "2026 Quarter") compared to the three months ended March 31, 2025 (the "2025 Quarter")

Net income for the 2026 Quarter decreased to $12.0 million from $12.8 million for the 2025 Quarter. The primary reason for the decline was the $4.8 million adverse impact of the initial operations of Hampden House. Exclusive of Hampden House, net income increased by $4.0 million primarily due to (a) higher residential base rent of $2.1 million, (b) higher commercial base rent of $1.5 million and (c) lower credit losses on operating lease receivables, net, of $0.3 million. Significant changes in revenue and expenses are discussed below.

Revenue

	Three Months Ended March 31,		2025 to 2026 Change
(In thousands)	2026	2025	Amount	Percent
Base rent	$62,455	$57,554	$4,901	8.5%
Expense recoveries	12,819	11,898	921	7.7%
Percentage rent	881	872	9	1.0%
Other property revenue	837	610	227	37.2%
Credit losses on operating lease receivables, net	(170)	(387)	217	NM
Rental revenue	76,822	70,547	6,275	8.9%
Other revenue	1,437	1,309	128	9.8%
Total revenue	$78,259	$71,856	$6,403	8.9%

NM = not meaningful

Total revenue increased $6.4 million, or 8.9%, in the 2026 Quarter compared to the 2025 Quarter primarily due to rents generated by Twinbrook Quarter Phase I of $2.8 million and Hampden House of $1.3 million.

Base Rent. Base rent includes $2.3 million and $2.2 million for the 2026 Quarter and 2025 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.1 million and $0.2 million for the 2026 Quarter and 2025 Quarter, respectively, to recognize income from the accretion of discounts related to in-place leases acquired in connection with purchased real estate investment properties. Base rent increased $4.9 million, or 8.5%, in the 2026 Quarter compared to the 2025 Quarter primarily due to (a) higher residential base rent, exclusive of Hampden House, of $2.1 million, (b) higher commercial base rent, exclusive of Hampden House, of $1.5 million and (c) higher base rent related to Hampden House of $1.3 million.

Expense recoveries. Expense recoveries increased $0.9 million, or 7.7%, increase in the 2026 Quarter compared to the 2025 Quarter primarily due to an increase in recoverable property operating expenses.

Expenses

	Three Months Ended March 31,		2025 to 2026 Change
(In thousands)	2026	2025	Amount	Percent
Property operating expenses	$15,739	$13,742	$1,997	14.5%
Real estate taxes	8,464	7,984	480	6.0%
Interest expense, net and amortization of deferred debt costs	19,650	16,747	2,903	17.3%
Depreciation and amortization of deferred leasing costs	15,916	14,523	1,393	9.6%
General and administrative	6,447	6,012	435	7.2%
Total expenses	$66,216	$59,008	$7,208	12.2%

Total expenses increased $7.2 million, or 12.2%, in the 2026 Quarter compared to the 2025 Quarter, as described below. The increase in total expenses is primarily due to the initial operations of Hampden House, which generated $6.1 million of expenses during the 2026 Quarter.

Property operating expenses. Property operating expenses increased $2.0 million, or 14.5%, in the 2026 Quarter compared to the 2025 Quarter primarily due to (a) the initial operations of Hampden House of $1.0 million, (b) higher insurance costs across the portfolio, exclusive of Hampden House, of $0.3 million, (c) higher utility costs across the portfolio, exclusive of Hampden House, of $0.3 million and (d) higher payroll costs across the portfolio, exclusive of Hampden House, of $0.2 million.

Real estate tax expense. Real estate tax expense increased $0.5 million, or 6.0%, in the 2026 Quarter compared to the 2025 Quarter primarily due to the initial operations of Hampden House of $0.6 million.

Interest expense, net and amortization of deferred debt costs. Interest expense, net and amortization of deferred debt costs, increased $2.9 million, or 17.3%, in the 2026 Quarter compared to the 2025 Quarter primarily due to (a) the initial operations of Hampden House of $4.5 million and (b) $0.4 million of higher interest incurred as a result of higher average outstanding debt, partially offset by (c) $0.4 million of lower interest incurred as a result of lower average interest rates and (d) higher capitalized interest, exclusive of Hampden House, of $1.8 million.

Depreciation and amortization of deferred leasing costs. Depreciation and amortization of deferred leasing costs increased $1.4 million, or 9.6%, in the 2026 Quarter compared to the 2025 Quarter primarily due to $1.6 million of depreciation expense related to Hampden House, which was not in service in the 2025 Quarter.

General and administrative. General and administrative expense increased $0.4 million, or 7.2%, in the 2026 Quarter compared to the 2025 Quarter primarily due to higher employment costs of $0.2 million.

Same property revenue and same property net operating income

Same property revenue and same property net operating income are non-GAAP financial measures of performance intended to enhance period-to-period comparability by excluding the results of properties that were not in operation for the entirety of the comparable reporting periods.

We define same property revenue as total revenue less straight-line base rent and amortization of above/below market lease premiums and discounts related to leases acquired in connection with purchased real estate investment properties minus the revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property net operating income as net income plus (a) interest expense, net and amortization of deferred debt costs, (b) depreciation and amortization of deferred leasing costs, (c) general and administrative expenses, (d) change in fair value of derivatives and (e) loss on the early extinguishment of debt minus (f) gains on property dispositions, (g) straight-line base rent, (h) amortization of above/below market lease premiums and discounts related to leases acquired in connection with purchased real estate investment properties and (i) the net operating income of properties that were not in operation for the entirety of the comparable periods.

Other REITs may use different methodologies for calculating same property revenue and same property net operating income. Accordingly, our same property revenue and same property net operating income may not be comparable to those of other REITs.

Same property revenue and same property net operating income are used by management to evaluate and compare the operating performance of our properties, and to determine trends in earnings, because these measures are not affected by the cost of our funding, the impact of depreciation and amortization expenses, gains or losses from the acquisition and sale of operating real estate assets, general and administrative expenses or other gains and losses that relate to ownership of our properties. We believe the exclusion of these items from property revenue and property net operating income is useful because the resulting measures capture the actual revenue generated and actual expenses incurred by operating our properties.

Same property revenue and same property net operating income are measures of the operating performance of our properties and do not measure our performance as a whole. Such measures are therefore not substitutes for total property revenue, net income or property net operating income as computed in accordance with GAAP.

The tables below provide reconciliations of property revenue and property net operating income under GAAP to same property revenue and same property net operating income for the indicated periods. One property, Hampden House, was excluded from same property results.

Same property revenue

	Three Months Ended March 31,
(In thousands)	2026	2025
Total revenue	$78,259	$71,856
Revenue adjustments (1)	(2,407)	(2,356)
Acquisitions, dispositions and development properties	(1,216)	—
Total same property revenue	$74,636	$69,500

Shopping Centers	$49,798	$47,998
Mixed-Use properties	24,838	21,502
Total same property revenue	$74,636	$69,500

Total Shopping Center revenue	$49,798	$47,998
Shopping Center acquisitions, dispositions and development properties	—	—
Total Shopping Center same property revenue	$49,798	$47,998

Total Mixed-Use property revenue	$26,054	$21,502
Mixed-Use acquisitions, dispositions and development properties	(1,216)	—
Total Mixed-Use same property revenue	$24,838	$21,502

(1)Revenue adjustments are straight-line base rent and amortization of above/below market lease premiums and discounts.

Same property revenue for the 2026 Quarter compared to the 2025 Quarter was favorably impacted by $3.2 million due to the lease up of Twinbrook Quarter Phase I. Exclusive of Twinbrook Quarter Phase I, same property revenue increased $1.9 million primarily due to (a) higher commercial base rent of $0.8 million, (b) higher expense recoveries of $0.7 million and (c) lower credit losses on operating lease receivables, net, of $0.3 million.

Mixed-Use same property revenue is composed of the following:

	Three Months Ended March 31,
(In thousands)	2026	2025
Residential Mixed-Use properties (residential activity) (1)	$13,193	$10,596
Office Mixed-Use properties (2)	10,439	9,781
Residential Mixed-Use properties (retail activity) (3)	1,206	1,125
Total Mixed-Use same property revenue	$24,838	$21,502

(1)Includes Clarendon South Block, The Waycroft, Park Van Ness and The Milton at Twinbrook Quarter.
(2)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square.
(3)Includes The Waycroft, Park Van Ness and Twinbrook Quarter Phase I.

Same property net operating income

	Three Months Ended March 31,
(In thousands)	2026	2025
Net income	$12,043	$12,848
Interest expense, net and amortization of deferred debt costs	19,650	16,747
Depreciation and amortization of deferred leasing costs	15,916	14,523
General and administrative	6,447	6,012
Revenue adjustments (1)	(2,407)	(2,356)
Total property net operating income	51,649	47,774
Acquisitions, dispositions, and development properties	439	—
Total same property net operating income	$52,088	$47,774

Shopping Centers	$36,478	$35,273
Mixed-Use properties	15,610	12,501
Total same property net operating income	$52,088	$47,774

Shopping Center property net operating income	$36,478	$35,273
Shopping Center acquisitions, dispositions and development properties	—	—
Total Shopping Center same property net operating income	$36,478	$35,273

Mixed-Use property net operating income	$15,171	$12,501
Mixed-Use acquisitions, dispositions and development properties	439	—
Total Mixed-Use same property net operating income	$15,610	$12,501

(1)Revenue adjustments are straight-line base rent and amortization of above/below market lease premiums and discounts.

Same property net operating income increased $4.3 million, or 9.0%, for the 2026 Quarter compared to the 2025 Quarter. Exclusive of Twinbrook Quarter Phase I, same property net operating income increased $1.2 million, or 2.5%, primarily due to (a) higher base rent of $1.0 million and (b) lower credit losses on operating lease receivables, net, of $0.3 million.

Shopping Center same property net operating income for the 2026 Quarter totaled $36.5 million, an increase of $1.2 million compared to the 2025 Quarter. Shopping Center same property net operating income increased primarily due to (a) higher base rent of $0.9 million and (b) lower credit losses on operating lease receivables, net, of $0.4 million. Mixed-Use same property net operating income for the 2026 Quarter totaled $15.6 million, an increase of $3.1 million compared to the 2025 Quarter primarily due to the lease up of Twinbrook Quarter Phase I of $3.1 million. Exclusive of Twinbrook Quarter Phase I, Mixed-Use same property net operating income was unchanged at $12.7 million.

Mixed-Use same property net operating income is composed of the following:

	Three Months Ended March 31,
(In thousands)	2026	2025
Residential Mixed-Use properties (residential activity) (1)	$8,018	$5,732
Office Mixed-Use properties (2)	6,749	5,964
Residential Mixed-Use properties (retail activity) (3)	843	805
Total Mixed-Use same property net operating income	$15,610	$12,501

(1)Includes Clarendon South Block, The Waycroft, Park Van Ness and The Milton at Twinbrook Quarter.
(2)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square.
(3)Includes The Waycroft, Park Van Ness and Twinbrook Quarter Phase I.

Impact of Inflation

The impact of rising operating expenses due to inflation on the operating performance of the Company’s portfolio is partially mitigated by terms in substantially all of the Company’s retail and office leases that contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually a stipulated increase, and, to a lesser extent, based on the change in the consumer price index, commonly referred to as the CPI.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $9.3 million and $6.5 million at March 31, 2026 and 2025, respectively. The Company maintains cash balances at various financial institutions and, from time to time, those balances may exceed federally insured limits. The Company has not experienced any losses on such deposits and actively monitors its banking relationships to mitigate its exposure to significant credit risk on those deposits. The Company's cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash provided by operating activities	$29,286	$30,374
Net cash used in investing activities	(7,009)	(24,484)
Net cash used in financing activities	(21,692)	(9,697)
Net increase (decrease) in cash and cash equivalents	$585	$(3,807)

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on outstanding debt.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $17.5 million decrease in cash used in investing activities is primarily due to (a) decreased development expenditures of $12.0 million and (b) decreased additions to real estate investments throughout the portfolio of $5.5 million.

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

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), distributions to common and preferred stockholders, distributions to unit holders, and amounts required for expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. To qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 90% of its "real estate investment trust taxable income," as defined in the Code. The Company expects to meet these short-term liquidity requirements (other than amounts required for additional property acquisitions and developments) through cash provided from operations, available cash and its Credit Facility.

The Company is developing Twinbrook Quarter Phase I located in Rockville, Maryland. It includes 452 apartment units, an 81,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion is not being constructed at this time. In connection with the development of the residential and retail portions of Twinbrook Quarter Phase I, we also invested in infrastructure and other items that will support both Twinbrook Quarter Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the remaining investment to complete Twinbrook Quarter Phase I is not expected to exceed $8.5 million. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. As of March 31, 2026, the outstanding balance of the loan was $140.7 million, net of unamortized deferred debt costs. The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of May 4, 2026, 443 of the 452 (98.0%) residential units were leased and occupied. Of the approximately 106,000 square feet of ground floor retail, 101,400 square feet (95.7%) have been leased. The Wegmans supermarket at Twinbrook Quarter opened for business on June 25, 2025. As of May 4, 2026, including the Wegmans supermarket, approximately 88,500 square feet of the retail space is open and the remaining leased retail space is expected to open at various times during 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is also developing Hampden House, located in downtown Bethesda, Maryland, which includes 366 apartment units and approximately 10,100 square feet of retail space. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $6.2 million. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. As of March 31, 2026, the outstanding balance of the loan was $116.9 million, net of unamortized deferred debt costs. Hampden House opened and residential tenants began moving in on October 1, 2025. As of May 4, 2026, 167 of the 366 (45.6%) residential units are leased and occupied. Visual Comfort & Co. opened for business on March 9, 2026. As of May 4, 2026, including Visual Comfort & Co., approximately 8,600 square feet of the 10,100 (85.1%) square feet of retail space have been leased and the remaining tenant build-out is in progress.

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

The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management's determination that such properties are expected to provide long-term earnings and cash flow growth. During the remainder of the year, developments, expansions or acquisitions (if any) are expected to be funded with available cash, bank borrowings from the Credit Facility, construction and permanent financing, proceeds from the operation of the Company's DRIP (as defined below) or other external debt or equity capital resources available to the Company. Any future borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnership level, and securities offerings may include (subject to certain limitations) the issuance of additional limited partnership interests in the Operating Partnership, which can be converted into shares of Saul Centers Common Stock. The availability and terms of any such financing will depend upon market and other conditions.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan ("DRIP”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 41,408 and 14,947 shares under the DRIP at a weighted average discounted price of $30.75 and $35.47 per share during the three months ended March 31, 2026 and 2025, respectively. The Company issued 186,396 and 45,326 limited partnership units under the DRIP at a weighted average price of $30.86 and $35.94 per unit during the three months ended March 31, 2026 and 2025, respectively. The Company also credited 1,870 and 1,957 shares to directors pursuant to the reinvestment of dividends specified by the Directors' Deferred Compensation Plan at a weighted average discounted price of $30.75 and $35.47 per share, during the three months ended March 31, 2026 and 2025, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total estimated asset value of 50% or less and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to each property's aggregate cash flow. Given the Company's current debt level, it is management's belief that the ratio of the Company's debt to estimated total asset value was below 50% as of March 31, 2026.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board may, from time to time, reevaluate the Company's capitalization strategy in light of current economic conditions, relative costs of capital, market values of the Company's property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board then deems relevant. The Board may modify the Company's capitalization policy based on such a reevaluation without shareholder approval and may increase or decrease the Company's debt to total estimated asset market value ratio above or below 50% or may waive the policy for certain periods of time.

At March 31, 2026, the Company had a $600.0 million Credit Facility comprised of a $460.0 million Revolving Credit Facility and a $140.0 million Term Loan. The Revolving Credit Facility matures on July 30, 2029 and can be extended for one additional year, subject to satisfaction of certain conditions. The Term Loan matures on July 28, 2028 and has two one-year extension options, subject to satisfaction of certain conditions. Interest accrues at SOFR plus an applicable spread, which is determined by certain leverage tests. As of March 31, 2026, the applicable spread for borrowings was 140 basis points for the Revolving Credit Facility and 135 basis points for the Term Loan. Letters of credit may be issued under the Credit Facility. On March 31, 2026, based on the value of the Company's unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $105.3 million was available and undrawn under the Credit Facility, $282.0 million was outstanding and approximately $185,000 was committed for letters of credit. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility.

The Credit Facility requires the Company and its subsidiaries to maintain compliance with certain financial covenants, including, on a consolidated basis, to:
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

As of March 31, 2026, the Company was in compliance with all such covenants. See Note 5 to the consolidated financial statements for a discussion of all financing activity.

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

The Company has a $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of March 31, 2026, the balance of the loan was $140.7 million, net of unamortized deferred debt costs.

The Company has a $133.0 million construction-to-permanent loan related to the Hampden House development project. As of March 31, 2026, the balance of the loan was $116.9 million, net of unamortized deferred debt costs.

On April 28, 2026, the Company closed on a 15-year, non-recourse, $105.0 million mortgage secured by Clarendon Center. The loan matures in 2041, bears interest at a fixed-rate of 6.27%, requires monthly principal and interest payments of $694,000 based on a 25-year amortization schedule and requires a final payment of $62.4 million at maturity. Proceeds were used to repay the remaining balance of approximately $70.0 million on the existing mortgage and reduce the outstanding balance of the Credit Facility.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company's financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

We use certain non-GAAP measures, in addition to certain performance metrics determined under GAAP, because we believe these measures improve the understanding of the operating results. We believe these non-GAAP measures provide useful information to our Board, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, as well as for determining management incentive compensation and budgeting, forecasting and planning purposes. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP measures.

Funds From Operations ("FFO")1 available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2026 Quarter totaled $25.2 million, an increase of 2.4% compared to the 2025 Quarter. FFO available to common stockholders and noncontrolling interests was adversely impacted by $3.2 million, or $0.09 per basic and diluted share, due to the initial operations of Hampden House. Exclusive of Hampden House, FFO available to common stockholders and noncontrolling interests increased by $3.8 million primarily due to (a) higher residential base rent of $2.1 million and (b) higher commercial base rent of $1.5 million.

The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Net income	$12,043	$12,848
Add:
Real estate depreciation and amortization	15,916	14,523
FFO	27,959	27,371
Subtract:
Preferred stock dividends	(2,798)	(2,798)
FFO available to common stockholders and noncontrolling interests	$25,161	$24,573
Weighted average shares and units:
Basic	35,525	34,686
Diluted	35,567	34,707
Basic and diluted FFO per share available to common stockholders and noncontrolling interests	$0.71	$0.71

(1)The National Association of Real Estate Investment Trusts ("Nareit") developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by Nareit as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding impairment charges on depreciable real estate assets and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company's Consolidated Statements of Cash Flows for the applicable periods. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e., depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

Acquisitions and Redevelopments

Management anticipates that during the remainder of the year the Company may redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management's determination that such properties are expected to provide long-term earnings and cash flow growth. During the remainder of the year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company's Credit Facility, construction financing, proceeds from the operation of the Company's dividend reinvestment plan or other external capital resources available to the Company.

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

For accounting purposes, performance-based awards are not treated as granted until the Board establishes the target for those awards. As of March 31, 2026, (a) no expense has been recognized and (b) no estimate of future expense has been made for the 59,100 performance-based restricted shares awarded to officers where the accounting grant date has not occurred. If those awards had been granted for accounting purposes as of March 31, 2026, the additional estimated future expense would have been approximately $1.7 million, calculated using the fair value method and based on the closing share price of $32.58 on March 31, 2026, the final trading day of the 2026 Quarter.

Portfolio Leasing Status

Commercial Properties

The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's commercial properties ("Commercial"), which includes all properties except for residential properties ("Residential"), which include apartments within Clarendon South Block, The Waycroft, Park Van Ness, The Milton at Twinbrook Quarter and Hampden House.

For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Average Commercial Rents per Square Foot
	Three Months Ended March 31,		2025 to 2026 Change
	2026	2025	Amount	Percent
Base rent	$22.94	$22.24	$0.70	3.1%
Effective rent	$21.20	$20.60	$0.60	2.9%

The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2026	50	9	7,814,783	1,252,860	95.9%	89.4%
March 31, 2025	50	8	7,808,783	1,242,809	94.9%	87.9%

As of March 31, 2026, 95.0% of the Commercial portfolio was leased, compared to 93.9% as of March 31, 2025. On a same property basis, which excludes Hampden House, 95.0% of the Commercial portfolio was leased as of March 31, 2026 compared to 93.9% as of March 31, 2025. Included in the 95.0% of space leased as of March 31, 2026, is approximately 180,937 square feet of space, representing 2.0% of total Commercial square footage, that has not yet been occupied by the respective tenants. Collectively, these leases are expected to produce approximately $4.6 million of additional annualized base rent, exclusive of straight-line base rent, an average of $25.44 per square foot, upon tenant occupancy and following any contractual rent concessions.

The Mixed-Use Commercial leasing percentage is composed of commercial leases at office mixed-use properties and residential mixed-use properties. On a comparative same property basis, the leasing percentage at office mixed-use properties increased to 88.2% as of March 31, 2026 from 86.9% as of March 31, 2025. On a comparative same property basis, which excludes Hampden House, the retail leasing percentage at residential mixed-use properties increased to 97.1% as of March 31, 2026 from 93.9% as of March 31, 2025.

The following table shows selected data for leases executed in the indicated periods excluding first generation and/or development leases. The information is based on executed leases without adjustment for the timing of occupancy, tenant defaults, or landlord concessions. The base rent for an expiring lease is the annualized contractual base rent, on a cash basis, as of the expiration date of the lease. The base rent for a new or renewed lease is the annualized contractual base rent, on a cash basis, as of the expected rent commencement date. Because tenants that execute leases may not ultimately take possession of their space or pay all of their contractual rent, the changes presented in the table provide information only about trends in market rental rates. The actual changes in rental income received by the Company may be different.

	Commercial Property Leasing Activity
					Average Base Rent per Square Foot
	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
Three Months Ended March 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2026	418,397	21,021	73	6	$18.26	$29.44	$16.99	$31.38
2025	288,729	26,794	59	6	$20.96	$42.61	$20.50	$48.28

Additional information about the commercial leasing activity during the three months ended March 31, 2026 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	21	—	58
Square feet	66,527	—	372,891
Per square foot average annualized:
Base rent	$27.94	$—	$17.16
Tenant improvements	(3.97)	—	(0.06)
Leasing costs	(1.09)	—	(0.01)
Rent concessions	(0.92)	—	(0.01)
Effective rents	$21.96	$—	$17.08

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers as of March 31, 2026, for each of the next ten years beginning with 2026, assuming that none of the tenants exercise renewal options and excluding an aggregate of 319,531 square feet of unleased space, which represented 4.1% of the gross leasable area ("GLA") of the Shopping Centers as of March 31, 2026.

	Lease Expirations of Shopping Center Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2026 (2)	390,505	sf	5.0%	$7,793,338	5.1%	$19.96
2027	868,114		11.1%	19,482,195	12.9%	22.44
2028	1,428,750		18.3%	23,153,938	15.3%	16.21
2029	1,300,290		16.6%	26,087,791	17.2%	20.06
2030	795,563		10.2%	18,258,391	12.1%	22.95
2031	795,901		10.2%	15,923,667	10.5%	20.01
2032	357,756		4.6%	6,158,954	4.1%	17.22
2033	271,824		3.5%	6,060,797	4.0%	22.30
2034	220,336		2.8%	5,128,082	3.4%	23.27
2035	437,449		5.6%	10,634,887	7.0%	24.31
2036	374,200		4.8%	5,595,515	3.7%	14.95
Thereafter	254,564		3.2%	7,105,327	4.7%	27.91
Total	7,495,252	sf	95.9%	$151,382,882	100.0%	$20.20

(1)Calculated using annualized contractual base rent payable as of March 31, 2026 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2026 expirations, including 125,356 square feet of leases that are month-to-month, is $20.46 per square foot.

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties as of March 31, 2026, for each of the next ten years beginning with 2026, assuming that none of the tenants exercise renewal options and excluding an aggregate of 133,168 square feet of unleased office and retail space, which represented 10.6% of the GLA of the commercial space within the Mixed-Use Properties as of March 31, 2026.

	Commercial Lease Expirations of Mixed-Use Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2026 (2)	66,074	sf	5.3%	$2,124,921	5.6%	$32.16
2027	83,321		6.7%	2,620,401	6.9%	31.45
2028	80,825		6.4%	2,222,254	5.8%	27.49
2029	61,633		4.9%	2,181,475	5.7%	35.39
2030	90,085		7.2%	3,999,361	10.5%	44.40
2031	218,393		17.4%	5,869,179	15.5%	26.87
2032	27,176		2.2%	718,066	1.9%	26.42
2033	85,721		6.8%	4,165,696	11.0%	48.60
2034	62,711		5.0%	2,756,585	7.3%	43.96
2035	100,933		8.1%	1,806,390	4.8%	17.90
2036	123,562		9.9%	6,856,492	18.1%	55.49
Thereafter	119,258		9.5%	2,627,316	6.9%	22.03
Total	1,119,692	sf	89.4%	$37,948,136	100.0%	$33.89

(1) Calculated using annualized contractual base rent payable as of March 31, 2026, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2026 expirations is $31.26 per square foot.

Residential Properties

As of March 31, 2026, the Company had 1,527 apartment leases, 880 of which will expire in 2026 and 647 of which will expire in 2027. Annual base rent due under these leases is $29.6 million and $8.9 million for the years ending December 31, 2026 and 2027, respectively.

On a same property basis, excluding Hampden House, the Residential portfolio was 97.6% leased at March 31, 2026 compared to 90.4% at March 31, 2025. The 7.2% increase is primarily due to increased occupancy at The Milton at Twinbrook Quarter, which was 98.0% leased at March 31, 2026 compared to 70.8% at March 31, 2025. Excluding The Milton at Twinbrook Quarter and Hampden House, the Residential portfolio was 97.4% leased at March 31, 2026 compared to 99.3% at March 31, 2025.

	Residential Same Property Leasing Activity
		Average Rent per Square Foot
Three Months Ended March 31,	Number of leases	New/Renewed Leases	Expiring Leases
2026	248	$3.75	$3.63
2025	166	3.78	3.62

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

The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of March 31, 2026, the Company had unhedged variable rate indebtedness totaling $182.0 million. If the interest rates on the Company's unhedged variable rate debt instruments outstanding at March 31, 2026 had been one percentage point higher or lower, annual interest expense relating to these debt instruments would have increased or decreased by $1.8 million based on those balances.

Inflation may impact the Company's results of operations by (a) increasing costs unreimbursed by tenants faster than rents increase and (b) adversely impacting consumer demand at our retail shopping centers, which, in turn, may result in (i) lower percentage rent and/or (ii) the inability of tenants to pay their rent. Inflation may also negatively impact the cost of development projects. While the Company has not been significantly impacted by any of these items in the current year, no assurances can be provided that inflationary pressures will not have a material adverse effect on the Company's business in the future.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including its Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2026. Based on the foregoing, the Company's Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

During the quarter ended March 31, 2026, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2025 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company's Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company's DRIP for the January 31, 2026 dividend distribution, collectively acquired 6,885 shares of common stock at a price of $30.75 per share and 186,396 limited partnership units at an average price of $30.86 per unit. The issuance of the limited partnership units was exempt from registration under Section 4(a)(2) of the Securities Act. The limited partnership units are convertible into shares of the common stock of the Company on a one-for-one basis. The terms of the DRIP are further described in the Company's registration statement on Form S-3D (Registration No. 333-261691), and the prospectus included therein, filed with SEC.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None of our directors or "officers," as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6.    Exhibits

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).*

99.	(a)	Schedule of Portfolio Properties (filed herewith).

101.
The following financial statements from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: May 7, 2026	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: May 7, 2026	/s/ Joel A. Friedman
Joel A. Friedman Executive Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)

Date: May 7, 2026	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)