Form 10-Q
period 2026-06-30
SAUL CENTERS, INC.
filed 2026-08-06
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of August 3, 2026: 24,717,101.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Assets
Real estate investments
Land	$595,514	$595,514
Buildings and equipment	2,174,092	2,162,135
Construction in progress	116,416	109,950
	2,886,022	2,867,599
Accumulated depreciation	(841,335)	(812,035)
Total real estate investments, net	2,044,687	2,055,564
Cash and cash equivalents	5,877	8,741
Accounts receivable and accrued income, net	62,792	60,799
Deferred leasing costs, net	25,863	25,847
Other assets	20,251	11,727
Total assets	$2,159,470	$2,162,678
Liabilities
Mortgage notes payable, net	$1,107,956	$1,063,530
Revolving credit facility payable, net	85,281	144,678
Term loan facility payable, net	139,089	138,870
Construction loans payable, net	271,816	254,724
Accounts payable, accrued expenses and other liabilities	42,352	36,617
Deferred income	18,831	22,840
Dividends and distributions payable	24,589	24,162
Total liabilities	1,689,914	1,685,421
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 50,000,000 shares authorized, 24,777,583 and 24,551,168 shares issued and outstanding, respectively	248	245
Additional paid-in capital	463,289	459,222
Distributions in excess of accumulated earnings	(354,452)	(337,708)
Accumulated other comprehensive income	1,824	1,061
Total Saul Centers, Inc. equity	295,909	307,820
Noncontrolling interests	173,647	169,437
Total equity	469,556	477,257
Total liabilities and equity	$2,159,470	$2,162,678

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues
Rental revenue	$75,378	$69,426	$152,200	$139,973
Other	1,413	1,408	2,850	2,717
Total revenue	76,791	70,834	155,050	142,690
Expenses
Property operating expenses	13,552	11,424	29,291	25,166
Real estate taxes	8,811	8,016	17,275	16,000
Interest expense, net and amortization of deferred debt costs	20,034	16,820	39,684	33,567
Depreciation and amortization of deferred leasing costs	16,038	14,098	31,954	28,621
General and administrative	6,810	6,415	13,257	12,427
Total expenses	65,245	56,773	131,461	115,781
Gain on disposition of property	—	120	—	120
Net income	11,546	14,181	23,589	27,029
Noncontrolling interests
Income attributable to noncontrolling interests	(2,793)	(3,461)	(5,718)	(6,510)
Net income attributable to Saul Centers, Inc.	8,753	10,720	17,871	20,519
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
Net income available to common stockholders	$5,954	$7,921	$12,274	$14,922
Per share net income available to common stockholders
Basic and diluted	$0.24	$0.33	$0.50	$0.62

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$11,546	$14,181	$23,589	$27,029
Other comprehensive income
Change in unrealized gain on cash flow hedge	659	(896)	1,119	(2,439)
Total comprehensive income	12,205	13,285	24,708	24,590
Comprehensive income attributable to noncontrolling interests	(3,003)	(3,188)	(6,074)	(5,769)
Total comprehensive income attributable to Saul Centers, Inc.	9,202	10,097	18,634	18,821
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
Total comprehensive income available to common stockholders	$6,403	$7,298	$13,037	$13,224

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Balance, January 1, 2026	74,000	24,551,168	$185,000	$245	$459,222	$(337,708)	$1,061	$307,820	$169,437	$477,257
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	43,278	—	1	1,330	—	—	1,331	—	1,331
Due to directors' deferred compensation plan	—	634	—	—	20	—	—	20	—	20
Due to restricted stock awards and forfeitures	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	529	—	—	529	—	529
Issuance of 186,396 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	5,753	5,753
Net income	—	—	—	—	—	9,118	—	9,118	2,925	12,043
Change in unrealized gain on cash flow hedge	—	—	—	—	—	—	314	314	146	460
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	—	(14,471)	—	(14,471)	(6,650)	(21,121)
Balance, March 31, 2026	74,000	24,595,080	185,000	246	461,101	(345,859)	1,375	301,863	171,611	473,474

Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	41,739	—	—	1,390	—	—	1,390	—	1,390
Due to exercise of stock options	—	8,750	—	—	296	—	—	296	—	296
Due to directors' deferred compensation plan	—	614	—	—	20	—	—	20	—	20
Due to restricted stock awards and forfeitures	—	135,000	—	2	(1)	—	—	1	—	1
Share-based compensation expense	—	—	—	—	607	—	—	607	—	607
Shares redeemed to satisfy withholdings on vested share-based compensation	—	(3,600)	—	—	(124)	—	—	(124)	—	(124)
Issuance of 173,089 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	5,786	5,786
Net income	—	—	—	—	—	8,753	—	8,753	2,793	11,546
Change in unrealized gain on cash flow hedge	—	—	—	—	—	—	449	449	210	659
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	—	(14,547)	—	(14,547)	(6,753)	(21,300)
Balance, June 30, 2026	74,000	24,777,583	$185,000	$248	$463,289	$(354,452)	$1,824	$295,909	$173,647	$469,556

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Balance, January 1, 2025	74,000	24,302,576	$185,000	$243	$454,086	$(306,541)	$2,966	$335,754	$165,370	$501,124
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	16,904	—	—	598	—	—	598	—	598
Due to directors' deferred compensation plan	—	934	—	—	36	—	—	36	—	36
Due to restricted share awards and forfeitures	—	(2,000)	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	392	—	—	392	—	392
Issuance of 45,326 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	1,629	1,629
Net income	—	—	—	—	—	9,799	—	9,799	3,049	12,848
Change in unrealized gain on cash flow hedge	—	—	—	—	—	—	(1,075)	(1,075)	(468)	(1,543)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	—	(14,339)	—	(14,339)	(6,211)	(20,550)
Balance, March 31, 2025	74,000	24,318,414	185,000	243	455,112	(313,879)	1,891	328,367	163,369	491,736

Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	19,040	—	—	597	—	—	597	—	597
Due to directors' deferred compensation plan	—	1,005	—	—	36	—	—	36	—	36
Due to restricted stock awards and forfeitures	—	135,636	—	2	(1)	—	—	1	—	1
Share-based compensation expense	—	—	—	—	443	—	—	443	—	443
Shares redeemed to satisfy withholdings on vested shares based on compensation	—	(2,541)	—	—	(67)	—	—	(67)	—	(67)
Issuance of 179,700 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	5,656	5,656
Net income	—	—	—	—	—	10,720	—	10,720	3,461	14,181
Change in unrealized gain (loss) on cash flow hedge	—	—	—	—	—	—	(623)	(623)	(273)	(896)
Distributions payable preferred stock:	—	—
Series D, $38.28 per share	—	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	—	(14,297)	—	(14,297)	(6,317)	(20,614)
Balance, June 30, 2025	74,000	24,471,554	$185,000	$245	$456,120	$(320,255)	$1,268	$322,378	$165,896	$488,274
The Notes to Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$23,589	$27,029
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property	—	(120)
Depreciation and amortization of deferred leasing costs	31,954	28,621
Amortization of deferred debt costs	1,735	1,252
Non-cash share-based compensation costs	1,176	908
Credit losses on operating lease receivables, net	567	606
Increase in accounts receivable and accrued income	(2,560)	(2,115)
Additions to deferred leasing costs	(2,076)	(2,652)
Decrease in other assets	6,910	5,231
Increase in accounts payable, accrued expenses, and other liabilities	2,774	3,527
Decrease in deferred income	(4,009)	(5,309)
Net cash provided by operating activities	60,060	56,978
Cash flows from investing activities:
Acquisitions of real estate investments	—	(31)
Additions to real estate investments	(8,176)	(19,684)
Additions to development and redevelopment projects	(7,880)	(34,973)
Proceeds from disposition of property	—	120
Net cash used in investing activities	(16,056)	(54,568)
Cash flows from financing activities:
Proceeds from mortgage notes payable	153,500	—
Repayments on mortgage notes payable	(108,628)	(17,590)
Proceeds from revolving credit facility	47,000	55,000
Repayments on revolving credit facility	(107,000)	(41,000)
Proceeds from construction loans payable	16,945	34,437
Additions to deferred debt costs	(1,212)	(125)
Proceeds from the issuance of:
Common stock	2,894	1,129
Partnership units	11,539	7,285
Distributions to:
Series D preferred stockholders	(2,297)	(2,297)
Series E preferred stockholders	(3,300)	(3,300)
Common stockholders	(28,804)	(28,550)
Noncontrolling interests	(13,190)	(12,395)
Net cash used in financing activities	(32,553)	(7,406)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,451	(4,996)
Cash, cash equivalents and restricted cash, beginning of period	8,741	10,299
Cash, cash equivalents and restricted cash, end of period	$20,192	$5,303

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

As of June 30, 2026, the Company's properties (the "Current Portfolio Properties") consisted of 50 shopping center properties (the "Shopping Centers"), nine mixed-use properties, which are comprised of office, retail and multi-family residential uses (the "Mixed-Use Properties") and three (non-operating) land and development properties.

Because the Current Portfolio Properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of market risk related to these properties. The Shopping Centers, a majority of which are anchored by one or more major tenants and 34 of which are anchored by a grocery store, offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 4.3% of the Company's total revenue for the six months ended June 30, 2026. No other tenant individually accounted for 2.5% or more of the Company's total revenue, excluding lease termination fees, for the six months ended June 30, 2026.

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of June 30, 2026 and December 31, 2025, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.

The Operating Partnership is a variable interest entity ("VIE") because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the right to absorb 68.0% of its net income. Because the Operating Partnership is consolidated into the financial statements of the Company, its classification as a VIE has no impact on the consolidated financial statements of the Company.

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$37,849	$32,456
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$13,939	$16,463

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,877
Restricted cash	14,315
Total cash, cash equivalents and restricted cash	$20,192

Restricted cash is included in other assets on the Consolidated Balance Sheets and consists primarily of (a) cash escrowed under various loan agreements, (b) cash accounts holding certain tenant security deposits and (c) utility deposits.

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

Notes to Consolidated Financial Statements (Unaudited)
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

Construction in progress as of June 30, 2026 and December 31, 2025, is composed of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Twinbrook Quarter - Other (1)	$87,418	$86,516
Ashland Square Phase II (2)	16,738	12,620
Hampden House (3)	708	776
Other	11,552	10,038
Total	$116,416	$109,950

(1)Other includes infrastructure and site work necessary to support current and future development phases, and includes capitalized interest of $6.1 million and $5.6 million, as of June 30, 2026 and December 31, 2025, respectively.
(2)Includes capitalized interest of $0.6 million and $0.3 million, as of June 30, 2026 and December 31, 2025, respectively.
(3) Includes capitalized interest of $0.1 million as of each of June 30, 2026 and December 31, 2025.

During the six months ended June 30, 2026, including capitalized interest, $2.9 million relating to Hampden House was placed in service.

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

An operating lease right-of-use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right-of-use asset and corresponding lease liability totaled $0.5 million and $0.6 million, respectively, at June 30, 2026 and $0.9 million and $1.0 million, respectively, at December 31, 2025.

Notes to Consolidated Financial Statements (Unaudited)
Deferred Leasing Costs

Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are incremental costs paid to third-party brokers and internal lease commissions that are incremental to obtaining a lease that would not have been incurred if the lease had not been obtained, and tenant lease incentives. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $25.9 million and $25.8 million, net of accumulated amortization of $58.9 million and $57.5 million, as of June 30, 2026 and December 31, 2025, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled $1.0 million for each of the three months ended June 30, 2026 and 2025, and $2.1 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. Amortization of tenant lease incentives, included as a reduction of rental revenue in the Consolidated Statements of Operations, totaled $0.1 million for each of the three months ended June 30, 2026 and 2025, and $0.2 million for each of the six months ended June 30, 2026 and 2025.

Real Estate Investment Properties

Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $15.0 million and $13.1 million for the three months ended June 30, 2026 and 2025, respectively, and $29.9 million and $26.6 million for the six months ended June 30, 2026 and 2025, respectively. Repairs and maintenance expense, which is included in property operating expenses in the Consolidated Statements of Operations, totaled $5.3 million and $4.8 million for the three months ended June 30, 2026 and 2025, respectively, and $12.5 million and $11.8 million for the six months ended June 30, 2026 and 2025, respectively.

The Company did not recognize an impairment loss on any of its real estate during the six months ended June 30, 2026 or 2025.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership

As of June 30, 2026, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, the "Saul Organization"), held an aggregate 30.7% limited partnership interest in the Operating Partnership represented by approximately 11.0 million convertible limited partnership units. As of December 31, 2025, the Saul Organization held an aggregate 30.1% limited partnership interest in the Operating Partnership represented by approximately 10.6 million convertible limited partnership units. These units are convertible into shares of Saul Centers' common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company's Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the conversion, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers, excluding shares credited to directors' deferred fee accounts (See Note 8). As of June 30, 2026, approximately 752,000 units held by the Saul Organization could be converted into shares of Saul Centers common stock. As of December 31, 2025, approximately 1,349,000 units held by the Saul Organization could have been converted into shares of Saul Centers common stock.

As of each of June 30, 2026 and December 31, 2025, a third-party investor held a 1.3% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers' common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers' common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers' common stock.

Notes to Consolidated Financial Statements (Unaudited)
The impact of the aggregate 32.0%, as of June 30, 2026, and 31.4%, as of December 31, 2025, limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended June 30, 2026 and 2025, were approximately 35.8 million and 34.9 million, respectively, and for the six months ended June 30, 2026 and 2025, were approximately 35.7 million and 34.8 million, respectively.

5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs

The principal amount of the Company's outstanding debt totaled approximately $1.6 billion at June 30, 2026, of which approximately $1.5 billion was fixed-rate debt and approximately $129.0 million was unhedged variable rate debt outstanding under the Credit Facility (hereinafter defined). The net carrying amount of the properties collateralizing our mortgage loans totaled approximately $1.6 billion as of June 30, 2026.

At December 31, 2025, the principal amount of the Company's outstanding debt totaled approximately $1.6 billion, of which $1.4 billion was fixed rate debt and $189.0 million was unhedged variable rate debt outstanding under the Credit Facility. The net carrying amount of the properties collateralizing our mortgage loans totaled approximately $1.6 billion as of December 31, 2025.

At each of June 30, 2026 and December 31, 2025, the Company had a $600.0 million credit facility (the "Credit Facility") comprised of a $460.0 million revolving credit facility (the "Revolving Credit Facility") and a $140.0 million term loan (the "Term Loan"). Below is a summary of the terms of the Credit Facility.

(Dollars in thousands)	Credit Facility
	Term Loan	Revolving Credit Facility	Total
Facility Size	$140,000	$460,000	$600,000
Maturity	July 28, 2028	July 30, 2029
Extension	Two for one year each	One for one year
Interest Rate	SOFR	SOFR
Spread	1.30% to 1.90%	1.35% to 1.95%
Issue Letters of Credit			Yes
Guarantee	Saul Centers and certain subsidiaries of the Operating Partnership

At June 30, 2026, based on the value of the Company's unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $158.1 million was available and undrawn under the Credit Facility, $229.0 million was outstanding and approximately $464,000 was committed for letters of credit. As of June 30, 2026, the applicable spread for borrowings was 150 basis points for the Revolving Credit Facility and 145 basis points for the Term Loan.

At December 31, 2025, based on the value of the Company's unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $96.2 million was available and undrawn under the Credit Facility, $289.0 million was outstanding and approximately $185,000 was committed for letters of credit. As of December 31, 2025, the applicable spread for borrowings was 140 basis points related to the Revolving Credit Facility and 135 basis points related to the Term Loan.

On May 7, 2026, the Company closed on a 15-year, non-recourse, $40.0 million mortgage secured by Severna Park Shopping Center. The loan matures in 2041, bears interest at a fixed rate of 5.80%, requires monthly principal and interest payments of $252,900 based on a 25-year amortization schedule and requires a final payment of approximately $23.2 million at maturity. Proceeds were used to repay the remaining principal balance on the existing mortgage of approximately $20.8 million and reduce the outstanding balance of the Credit Facility.

Notes to Consolidated Financial Statements (Unaudited)
On April 28, 2026, the Company closed on a 15-year, non-recourse, $105.0 million mortgage secured by Clarendon Center. The loan matures in 2041, bears interest at a fixed-rate of 6.27%, requires monthly principal and interest payments of $694,000 based on a 25-year amortization schedule and requires a final payment of $62.4 million at maturity. Proceeds were used to repay the remaining principal balance on the existing mortgage of approximately $70.0 million and reduce the outstanding balance of the Credit Facility.

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

The Operating Partnership is the guarantor of a portion of the Thruway mortgage (totaling $17.5 million of the $68.0 million outstanding balance at June 30, 2026).

The Company provides a repayment guaranty of 100% of the loan secured by Twinbrook Quarter Phase I. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of June 30, 2026, the loan balance and the amount guaranteed were $143.4 million. The Company also provides the lender with a 100% construction completion guaranty.

The Company provides a limited repayment guaranty of $26.6 million for the loan secured by Hampden House. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. During the second quarter, the remaining undrawn loan proceeds of approximately $12.8 million were fully funded into escrow. As of June 30, 2026, the escrow balance was $11.8 million and the loan balance was $133.0 million. The Company also provides the lender with a 100% construction completion guaranty.

All other notes payable are non-recourse.

Notes to Consolidated Financial Statements (Unaudited)
At June 30, 2026, future principal payments of debt, including scheduled maturities and amortization, for years ending December 31, were as follows:

(Dollars in thousands)	Principal Payments
July 1 through December 31, 2026	$50,764
2027	39,127
2028	198,002	(1)
2029	163,448	(2)
2030	64,383
2031	42,110
Thereafter	1,069,801
Principal amount	1,627,635
Unamortized deferred debt costs	23,493
Net	$1,604,142

(1)Includes $140.0 million outstanding under the Term Loan. (2)Includes $89.0 million outstanding under the Revolving Credit Facility.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaling $23.5 million and $24.0 million, net of accumulated amortization of $10.9 million and $9.9 million, at June 30, 2026 and December 31, 2025, respectively, are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

Interest expense, net and amortization of deferred debt costs for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest incurred	$19,721	$19,146	$39,038	$38,043
Amortization of deferred debt costs	879	625	1,735	1,252
Capitalized interest	(489)	(2,917)	(932)	(5,648)
Subtotal	20,111	16,854	39,841	33,647
Less: Interest income	(77)	(34)	(157)	(80)
Interest expense, net and amortization of deferred debt costs	$20,034	$16,820	$39,684	$33,567

6.    Equity

The Consolidated Statements of Operations reflect noncontrolling interests of $2.8 million and $3.5 million for the three months ended June 30, 2026 and 2025, respectively, and $5.7 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively, representing income attributable to limited partnership units not held by Saul Centers.

Notes to Consolidated Financial Statements (Unaudited)
At June 30, 2026 and December 31, 2025, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

At June 30, 2026 and December 31, 2025, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the "Series E Stock"). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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

	Average Shares/Awards/Options Outstanding
	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Weighted average common shares outstanding-basic	24,375	24,199	24,345	24,186
Weighted average effect of dilutive options	1	—	—	1
Weighted average effect of dilutive unvested restricted stock awards	53	20	47	20
Weighted average common stock outstanding-diluted	24,429	24,219	24,392	24,207
Non-dilutive options as of period end	947	1,096	961	1,081
Years non-dilutive options as of period end were issued	2017 through 2022	2016 through 2022	2017 through 2022	2016 through 2022

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

Notes to Consolidated Financial Statements (Unaudited)
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as information technology, payroll services, human resources and benefits administration, accounting services, and in-house legal services. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses, including rental expense for the Company’s headquarters lease, net of billings by the Company to the Saul Organization, totaled approximately $2.9 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively, and $6.2 million and $6.1 million for the six months ended June 30, 2026 and 2025, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations or capitalized to specific development projects. As of June 30, 2026 and December 31, 2025, accounts payable, accrued expenses and other liabilities included approximately $1.1 million and $1.3 million, respectively, representing amounts due to the Saul Organization for the Company's share of these ancillary costs and expenses.

The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company's rent expense for its headquarters location was $237,900 and $220,600 for the three months ended June 30, 2026 and 2025, respectively, and $465,200 and $436,200 for the six months ended June 30, 2026 and 2025, respectively, and is included in general and administrative expense.

The B. F. Saul Insurance, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company's insurance program. Such commissions and fees amounted to $152,700 and $122,400 for the three months ended June 30, 2026 and 2025, respectively, and $280,300 and $218,300 for the six months ended June 30, 2026 and 2025, respectively.

The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee's cash compensation, subject to certain limits, were $123,400 and $117,300 for the three months ended June 30, 2026 and 2025, respectively, and $255,000 and $245,400 for the six months ended June 30, 2026 and 2025, respectively. All amounts contributed by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. The Company credited to employee accounts $81,500 and $70,500 for the three months ended June 30, 2026 and 2025, respectively, and $141,400 and $125,200 for the six months ended June 30, 2026 and 2025, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $3.1 million and $2.9 million, at June 30, 2026 and December 31, 2025, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements (Unaudited)
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

Stock option expense totaling $0.1 million for each of the three months ended June 30, 2026 and 2025, and $0.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, is included in general and administrative expense in the Consolidated Statements of Operations. As of June 30, 2026, the estimated future expense related to unvested stock options was approximately $0.2 million.

The table below summarizes the option activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding options at January 1	1,095,500	$48.35	$—
Options granted	—	—	—
Options exercised	(8,750)	33.79	17,176
Options expired/forfeited	(116,875)	56.37	—
Outstanding options at June 30	969,875	47.51	625,950
Exercisable options at June 30	917,500	48.10	482,400

The intrinsic value of stock options outstanding or exercisable measures the price difference between the options' exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. During the three and six months ended June 30, 2026, 8,750 options were exercised. No options were exercised during the three and six months ended June 30, 2025. At June 30, 2026, the final trading day of the 2026 second quarter, the closing share price of $37.39 was lower than the exercise price of 0.8 million outstanding options granted from 2017 through 2022. The weighted average remaining contractual life of the Company's outstanding and exercisable options is 4.2 years and 4.1 years, respectively.

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

Restricted stock compensation expense totaled $0.5 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $0.5 million, for the six months ended June 30, 2026 and 2025, respectively, which is included in general and administrative expense in the Consolidated Statements of Operations. As of June 30, 2026, the estimated future expense related to unvested restricted stock awards was approximately $7.4 million.

The table below summarizes the restricted stock activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested restricted stock outstanding at January 1	206,181	$32.12
Restricted stock granted	87,400	32.42
Restricted stock vested	(32,938)	35.06
Change in restricted stock awards based on performance	—
Restricted stock forfeited	—	—
Unvested restricted stock outstanding at June 30	260,643	31.85
Authorized future restricted stock grants	106,700

The Company recognized stock compensation expense, inclusive of both stock options and restricted stock, totaling approximately $0.6 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $1.1 million and $0.8 million, for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, estimated future total stock-based compensation expense related to unvested awards that are granted for accounting purposes under both plans is approximately $7.6 million. On a weighted average basis, this expense is expected to be recognized over the next 3.6 years.

Pursuant to the Incentive Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company's directors and their beneficiaries. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have his/her fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company's common stock on the last trading day of the quarter to determine the number of shares to be credited to the director. The Company credited directors' deferred fee accounts with 4,888 and 6,166 shares for the six months ended June 30, 2026 and 2025, respectively, and issued 3,691 and 9,189 shares, respectively. As of June 30, 2026 and December 31, 2025, the directors' deferred fee accounts comprise 101,689 and 100,492 shares, respectively.

9.    Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management's estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, would be approximately $1.29 billion and $1.24 billion, respectively, compared to the principal balance of $1.50 billion and $1.44 billion at June 30, 2026 and December 31, 2025, respectively. A change in any of the significant inputs may lead to a change in the Company's fair value measurement of its debt.

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

The Company carries its interest-rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models that contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. As of June 30, 2026, the fair value of the interest-rate swaps was approximately $2.5 million and is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.

The table below details the fair value and location of the interest rate swaps as of June 30, 2026 and December 31, 2025.

	Fair Values of Derivative Instruments
(In thousands)	June 30, 2026		December 31, 2025
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$2,469	Other Assets	$1,350

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2026 and 2025. All gains and losses reclassified from Other Comprehensive Income ("OCI") into income were recognized within interest expense, net and amortization of deferred debt costs for the periods presented.

	The Effect of Hedge Accounting on Other Comprehensive Income (OCI)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Amounts of gain (loss) recognized in OCI	$839	$(545)	$1,487	$(1,739)
Amounts of gain reclassified from OCI into income	$(180)	$(352)	$(368)	$(701)

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

The following tables summarize NOI and total assets for each of our reportable segments:

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the three months ended June 30, 2026
Revenue:
Total property revenue	$47,798	$26,558	$74,356
Revenue adjustments (1)			2,435
Total revenue			$76,791
Expenses:
Real estate taxes	(5,199)	(3,612)
Repairs and maintenance	(3,005)	(2,333)
Other expenses (2)	(3,039)	(5,175)
Property net operating income	$36,555	$15,438	$51,993
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(20,034)
Depreciation and amortization of deferred leasing costs			(16,038)
General and administrative			(6,810)
Revenue adjustments (1)			2,435
Net income			$11,546

Capital investment	$6,028	$3,019	$9,047
Total assets per segment	$897,144	$1,251,243	$2,148,387
Other assets (3)			11,083
Total assets			$2,159,470

As of or for the three months ended June 30, 2025
Revenue:
Total property revenue	$45,578	$22,517	$68,095
Revenue adjustments (1)			2,739
Total revenue			$70,834
Expenses:
Real estate taxes	(4,740)	(3,276)
Repairs and maintenance	(2,842)	(1,911)
Other expenses (2)	(2,700)	(3,971)
Property net operating income	$35,296	$13,359	$48,655
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(16,820)
Depreciation and amortization of deferred leasing costs			(14,098)
General and administrative			(6,415)
Revenue adjustments (1)			2,739
Gain on disposition of property			120
Net income			$14,181

Capital investment	$5,742	$24,342	$30,084
Total assets per segment	$897,651	$1,232,684	$2,130,335
Other assets (3)			9,349
Total assets			$2,139,684
(1)    Revenue adjustments are straight-line base rent and amortization of premiums and discounts related to above/below market leases.
(2)    Other expenses include payroll, utilities, insurance, legal, parking, advertising, and other.
(3)    Other assets include cash, cash equivalents, restricted cash, swap assets and an operating lease right-of-use-asset.

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the six months ended June 30, 2026
Revenue:
Total property revenue	$97,596	$52,612	$150,208
Revenue adjustments (1)			4,842
Total revenue			$155,050
Expenses:
Real estate taxes	(10,323)	(6,952)
Repairs and maintenance	(7,956)	(4,556)
Other expenses (2)	(6,284)	(10,495)
Property net operating income	$73,033	$30,609	$103,642
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(39,684)
Depreciation and amortization of deferred leasing costs			(31,954)
General and administrative			(13,257)
Revenue adjustments (1)			4,842
Net income			$23,589

Capital investment	$9,079	$6,977	$16,056
Total assets per segment	$897,144	$1,251,243	$2,148,387
Other assets (3)			11,083
Total assets			$2,159,470

As of or for the six months ended June 30, 2025
Revenue:
Total property revenue	$93,576	$44,019	$137,595
Revenue adjustments (1)			5,095
Total revenue			$142,690
Expenses:
Real estate taxes	(9,588)	(6,412)
Repairs and maintenance	(8,144)	(3,673)
Other expenses (2)	(5,275)	(8,074)
Property net operating income	$70,569	$25,860	$96,429
Non-segment items:
Interest expense, net and amortization of deferred debt costs			(33,567)
Depreciation and amortization of deferred leasing costs			(28,621)
General and administrative			(12,427)
Revenue adjustments (1)			5,095
Gain on disposition of property			120
Net income			$27,029

Capital investment	$10,126	$44,442	$54,568
Total assets per segment	$897,651	$1,232,684	$2,130,335
Other assets (3)			9,349
Total assets			$2,139,684
(1)    Revenue adjustments are straight-line base rent and amortization of premiums and discounts related to above/below market leases.
(2)    Other expenses include payroll, utilities, insurance, legal, parking, advertising, and other.
(3)    Other assets include cash, cash equivalents, restricted cash, swap assets and an operating lease right-of-use asset.

13.    Subsequent Events

The Company has reviewed all events and transactions for the period subsequent to June 30, 2026, and determined there are no subsequent events required to be disclosed.

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

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "plans," "intends," "estimates," "anticipates," "expects," "believes" or similar expressions in this Report. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•macroeconomic conditions, including geopolitical instability (such as the ongoing conflicts in the Middle East and Ukraine), and changes in tariff and trade policy, which may lead to a disruption of, or lack of access to, sources of funding and rising inflation;
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

General

The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and six months ended June 30, 2026.

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

Although it is management's present intention to concentrate future acquisitions and development activities on transit-oriented, residential mixed-use properties and grocery-anchored shopping centers in the Washington, DC/Baltimore metropolitan area, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. The Company plans to continue to diversify in terms of property types, locations, size and market, and it does not set any limit on the amount or percentage of assets that may be invested in any one property or any one geographical area.

Actions taken by the Federal government will likely continue to impact the office, retail and residential real estate markets in the Washington, DC/Baltimore metropolitan area over the coming years. Because the majority of the Company’s property net operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion and closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways that we believe maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, increased to 94.7% at June 30, 2026, from 94.0% at June 30, 2025.

The Company maintains a ratio of total debt to estimated total asset market value of under 50%, which positions us to obtain additional secured borrowings if necessary. As of June 30, 2026, including the $100.0 million hedged variable-rate debt, total fixed-rate debt, with staggered maturities from 2026 to 2041, represented approximately 92.1% of the Company's notes payable, thus mitigating refinancing risk. The Company's unhedged variable-rate debt consists of $129.0 million outstanding under the Credit Facility. Including fixed and variable rate debt, the Company's outstanding debt totaled approximately $1.63 billion with a weighted average remaining term of 9.6 years as of June 30, 2026. As of June 30, 2026, the Company has availability of approximately $158.1 million under the Credit Facility.

Recent Developments

The Company is developing Twinbrook Quarter Phase I located in Rockville, Maryland. It includes 452 apartment units, an 81,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion is not being constructed at this time. In connection with the development of the residential and retail portions of Twinbrook Quarter Phase I, we also invested in infrastructure and other items that will support both Twinbrook Quarter Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the remaining investment to complete Twinbrook Quarter Phase I is not expected to exceed $5.0 million. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. As of June 30, 2026, the outstanding balance of the loan was $141.2 million, net of unamortized deferred debt costs. The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of August 3, 2026, 431 of the 452 (95.4%) residential units were leased and occupied. Of the approximately 106,000 square feet of ground floor retail, 101,400 square feet (95.7%) have been leased. The Wegmans supermarket at Twinbrook Quarter opened for business on June 25, 2025. As of August 3, 2026, including the Wegmans supermarket, approximately 95,100 square feet of the retail space is open and the remaining leased retail space is expected to open at various times during 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is also developing Hampden House, a project located in downtown Bethesda, Maryland, which includes 366 apartment units and approximately 10,100 square feet of retail space. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $4.2 million. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. As of June 30, 2026, the outstanding balance of the loan was $130.6 million, net of unamortized deferred debt costs. Hampden House opened and residential tenants began moving in on October 1, 2025. As of August 3, 2026, 235 of the 366 (64.2%) residential units are leased and occupied. Visual Comfort & Co. opened for business on March 9, 2026 and The Food Market opened for business on June 27, 2026. As of August 3, 2026, approximately 8,600 square feet of the 10,100 (85.1%) square feet of retail space have been leased.

During 2025, the Company entered into a lease with Publix for a new grocery store, which we will construct, at Ashland Square in Prince William County, Virginia. The Ashland Square property currently includes three pad sites with operating tenants. Construction of Ashland Square Phase II is underway. Two pad sites with executed leases are on track for delivery with construction expected to commence this summer. Site development work for the Publix and inline retail commenced in late June 2026 with clearing and initial grading. Vertical construction is expected to commence later this year. Construction is expected to be complete in 2028. Ashland Square Phase II leasing is progressing with executed leases for 82,000 square feet, or 65.7%, of the shopping center. When complete, Ashland Square is expected to ultimately comprise approximately 124,000 square feet of retail space including the 50,325 square foot Publix, the three existing pad sites, four additional pad sites and approximately 30,000 square feet of small shop space.

Critical Accounting Estimates and Policies

The Company's consolidated financial statements are prepared in accordance with GAAP, which requires management to make certain estimates and assumptions that affect the reporting of financial position and results of operations. If judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of the financial statements. The Company has identified the following items that, due to estimates and assumptions inherent in these items, involve a relatively high degree of judgment and complexity.

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

Results of Operations

Three months ended June 30, 2026 (the "2026 Quarter") compared to the three months ended June 30, 2025 (the "2025 Quarter")

Net income for the 2026 Quarter decreased to $11.5 million from $14.2 million for the 2025 Quarter. The primary reason for the decline in net income was the $4.0 million adverse impact of the initial operations of Hampden House. Exclusive of Hampden House, net income increased by $1.3 million primarily due to (a) higher residential base rent of $1.4 million and (b) higher commercial base rent of $1.2 million partially offset by (c) higher general and administrative costs of $0.4 million, (d) higher interest expense, net and amortization of deferred debt costs of $0.3 million and (e) higher depreciation and amortization of deferred leasing costs of $0.3 million. Significant changes in revenue and expenses are discussed below.

Revenue

	Three Months Ended June 30,		2025 to 2026 Change
			Better (Worse)
(In thousands)	2026	2025	Amount	Percent
Base rent	$63,119	$58,490	$4,629	7.9%
Expense recoveries	11,674	10,276	1,398	13.6%
Percentage rent	456	470	(14)	(3.0)%
Other property revenue	527	409	118	28.9%
Credit losses on operating lease receivables, net	(398)	(219)	(179)	(81.7)%
Rental revenue	75,378	69,426	5,952	8.6%
Other revenue	1,413	1,408	5	0.4%
Total revenue	$76,791	$70,834	$5,957	8.4%

Total revenue increased $6.0 million, or 8.4%, in the 2026 Quarter compared to the 2025 Quarter.

Base rent. Base rent includes $2.3 million and $2.6 million for the 2026 Quarter and 2025 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.1 million and $0.2 million for the 2026 Quarter and 2025 Quarter, respectively, to recognize income from the accretion of discounts related to in-place leases acquired in connection with purchased real estate investment properties. Base rent increased $4.6 million, or 7.9%, in the 2026 Quarter compared to the 2025 Quarter primarily due to the initial operations of Hampden House of $2.0 million. Exclusive of Hampden House, base rent increased $2.6 million primarily due to (a) higher residential base rent of $1.4 million and (b) higher commercial base rent of $1.2 million.

Expense recoveries. Expense recoveries increased $1.4 million, or 13.6%, in the 2026 Quarter compared to the 2025 Quarter primarily due to an increase in recoverable property operating expenses.

Expenses

	Three Months Ended June 30,		2025 to 2026 Change
(In thousands)	2026	2025	Amount	Percent
Property operating expenses	$13,552	$11,424	$2,128	18.6%
Real estate taxes	8,811	8,016	795	9.9%
Interest expense, net and amortization of deferred debt costs	20,034	16,820	3,214	19.1%
Depreciation and amortization of deferred leasing costs	16,038	14,098	1,940	13.8%
General and administrative	6,810	6,415	395	6.2%
Total expenses	$65,245	$56,773	$8,472	14.9%

Total expenses increased $8.5 million, or 14.9%, in the 2026 Quarter compared to the 2025 Quarter, as described below. The increase in total expenses is primarily attributable to the initial operations of Hampden House, which generated $6.1 million of expenses during the 2026 Quarter.

Property operating expenses. Property operating expenses increased $2.1 million, or 18.6%, in the 2026 Quarter compared to the 2025 Quarter primarily due to the initial operations of Hampden House of $0.9 million. Exclusive of Hampden House, property operating expenses increased $1.2 million primarily due to (a) higher repairs and maintenance costs across the portfolio of $0.4 million, (b) higher insurance costs across the portfolio of $0.3 million and (c) higher utility costs across the portfolio of $0.3 million.

Real estate taxes. Real estate taxes increased $0.8 million, or 9.9%, in the 2026 Quarter compared to the 2025 Quarter primarily due to the initial operations of Hampden House of $0.6 million.

Interest expense, net and amortization of deferred debt costs. Interest expense, net and amortization of deferred debt costs increased $3.2 million, or 19.1%, in the 2026 Quarter compared to the 2025 Quarter primarily due to (a) the initial operations of Hampden House of $2.9 million and (b) $0.3 million of higher interest incurred as a result of higher average outstanding debt partially offset by (c) lower capitalized interest, exclusive of Hampden House, of $0.2 million.

Depreciation and amortization of deferred leasing costs: Depreciation and amortization of deferred leasing costs increased $1.9 million, or 13.8%, in the 2026 Quarter compared to the 2025 Quarter primarily due to $1.6 million of depreciation expense related to Hampden House, which was not in service in the 2025 Quarter.

Six months ended June 30, 2026 (the "2026 Period") compared to the six months ended June 30, 2025 (the "2025 Period")

Net income for the 2026 Period decreased to $23.6 million from $27.0 million for the 2025 Period. The primary reason for the decline was the $8.8 million adverse impact of the initial operations of Hampden House. Exclusive of Hampden House, net income increased by $5.4 million primarily due to (a) higher residential base rent of $3.5 million and (b) higher commercial base rent of $2.8 million, partially offset by (c) higher general and administrative costs of $0.8 million. Significant changes in revenue and expenses are discussed below.

Revenue

	Six Months Ended June 30,		2025 to 2026 Change
			Better (Worse)
(In thousands)	2026	2025	Amount	Percent
Base rent	$125,574	$116,044	$9,530	8.2%
Expense recoveries	24,811	22,369	2,442	10.9%
Percentage rent	1,337	1,342	(5)	(0.4)%
Other property revenue	1,046	824	222	26.9%
Credit losses on operating lease receivables, net	(568)	(606)	38	6.3%
Rental revenue	152,200	139,973	12,227	8.7%
Other revenue	2,850	2,717	133	4.9%
Total revenue	$155,050	$142,690	$12,360	8.7%

Total revenue increased $12.4 million, or 8.7%, in the 2026 Period compared to the 2025 Period.

Base rent. Base rent includes $4.6 million and $4.8 million for the 2026 Period and 2025 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.2 million and $0.3 million for the 2026 Period and 2025 Period, respectively, to recognize income from the accretion of discounts related to in-place leases acquired in connection with purchased real estate investment properties. Base rent increased $9.5 million, or 8.2%, in the 2026 Period compared to the 2025 Period primarily due to higher base rent at Twinbrook Quarter Phase I of $3.5 million and the initial operations at Hampden House of $3.2 million. Exclusive of Twinbrook Quarter Phase I and Hampden House, base rent increased $2.8 million primarily due to (a) higher commercial base rent of $2.3 million and (b) higher residential base rent of $0.5 million.

Expense recoveries. Expense recoveries increased $2.4 million, or 10.9%, in the 2026 Period compared to the 2025 Period primarily due to an increase in recoverable property operating expenses.

Expenses

	Six Months Ended June 30,		2025 to 2026 Change
(In thousands)	2026	2025	Amount	Percent
Property operating expenses	$29,291	$25,166	$4,125	16.4%
Real estate taxes	17,275	16,000	1,275	8.0%
Interest expense, net and amortization of deferred debt costs	39,684	33,567	6,117	18.2%
Depreciation and amortization of deferred leasing costs	31,954	28,621	3,333	11.6%
General and administrative	13,257	12,427	830	6.7%
Total expenses	$131,461	$115,781	$15,680	13.5%

Total expenses increased $15.7 million, or 13.5%, in the 2026 Period compared to the 2025 Period, as described below. The increase in total expenses is primarily due to the initial operations of Hampden House, which generated $12.1 million of expenses during the 2026 Period.

Property operating expenses. Property operating expenses increased $4.1 million, or 16.4%, in the 2026 Period compared to the 2025 Period primarily due to the initial operations of Hampden House of $1.9 million. Exclusive of Hampden House, property operating expenses increased $2.2 million primarily due to (a) higher insurance costs across the portfolio of $0.6 million, (b) higher utility costs across the portfolio of $0.6 million, (c) higher payroll costs across the portfolio of $0.3 million, (d) higher repairs and maintenance costs across the portfolio of $0.3 million and (e) higher legal costs across the portfolio of $0.2 million.

Real estate tax expense. Real estate tax expense increased $1.3 million, or 8.0%, in the 2026 Period compared to the 2025 Period primarily due to the initial operations of Hampden House of $1.3 million.

Interest expense, net and amortization of deferred debt costs. Interest expense, net and amortization of deferred debt costs, increased $6.1 million, or 18.2%, in the 2026 Period compared to the 2025 Period primarily due to (a) the initial operations of Hampden House of $5.7 million and (b) $0.7 million of higher interest incurred as a result of higher average outstanding debt partially offset by (c) $0.4 million of lower interest incurred as a result of lower average interest rates and (d) lower capitalized interest, exclusive of Hampden House, of $0.3 million.

Depreciation and amortization of deferred leasing costs. Depreciation and amortization of deferred leasing costs increased $3.3 million, or 11.6%, in the 2026 Period compared to the 2025 Period primarily due to $3.2 million of depreciation expense related to Hampden House, which was not in service in the 2025 Period.

General and administrative. General and administrative expense increased $0.8 million, or 6.7%, in the 2026 Period compared to the 2025 Period primarily due to (a) higher employment costs of $0.4 million and (b) higher costs related to the 2024 Stock Incentive Plan grants of $0.3 million.

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

The tables below provide reconciliations of revenue and net income under GAAP to same property revenue and same property net operating income for the indicated periods. One property, Hampden House, which commenced operations on October 1, 2025, was excluded from same property results.

Same property revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Total revenue	$76,791	$70,834	$155,050	$142,690
Revenue adjustments (1)	(2,435)	(2,739)	(4,842)	(5,095)
Acquisitions, dispositions and development properties	(1,554)	—	(2,770)	—
Total same property revenue	$72,802	$68,095	$147,438	$137,595

Shopping Centers	$47,798	$45,578	$97,596	$93,576
Mixed-Use properties	25,004	22,517	49,842	44,019
Total same property revenue	$72,802	$68,095	$147,438	$137,595

Total Shopping Center revenue	$47,798	$45,578	$97,596	$93,576
Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total Shopping Center same property revenue	$47,798	$45,578	$97,596	$93,576

Total Mixed-Use property revenue	$26,558	$22,517	$52,612	$44,019
Mixed-Use acquisitions, dispositions and development properties	(1,554)	—	(2,770)	—
Total Mixed-Use same property revenue	$25,004	$22,517	$49,842	$44,019

(1)Revenue adjustments are straight-line base rent and amortization of premiums and discounts related to above/below market leases.

Same property revenue for the 2026 Quarter compared to the 2025 Quarter increased $4.7 million, or 6.9%. The increase was favorably impacted by $2.7 million due to the lease up of Twinbrook Quarter Phase I. Exclusive of Twinbrook Quarter Phase I, same property revenue increased $2.0 million primarily due to (a) higher commercial base rent of $1.3 million and (b) higher expense recoveries of $0.9 million.

Same property revenue for the 2026 Period compared to the 2025 Period increased $9.8 million, or 7.2%. The increase was favorably impacted by $5.8 million due to the lease up of Twinbrook Quarter Phase I. Exclusive of Twinbrook Quarter Phase I, same property revenue increased $4.0 million primarily due to (a) higher commercial base rent of $2.1 million, (b) higher expense recoveries of $1.6 million and (c) higher residential base rent of $0.3 million.

Mixed-Use same property revenue is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Residential Mixed-Use properties (residential activity) (1)	$13,263	$11,529	$26,456	$22,125
Office Mixed-Use properties (2)	9,586	9,797	19,215	19,578
Residential Mixed-Use properties (retail activity) (3)	2,155	1,191	4,171	2,316
Total Mixed-Use same property revenue	$25,004	$22,517	$49,842	$44,019

(1)Includes Clarendon South Block, The Waycroft, Park Van Ness and The Milton at Twinbrook Quarter.
(2)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square.
(3)Includes The Waycroft, Park Van Ness and Twinbrook Quarter Phase I.

Same property net operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income	$11,546	$14,181	$23,589	$27,029
Interest expense, net and amortization of deferred debt costs	20,034	16,820	39,684	33,567
Depreciation and amortization of deferred leasing costs	16,038	14,098	31,954	28,621
General and administrative	6,810	6,415	13,257	12,427
Gain on disposition of property	—	(120)	—	(120)
Revenue adjustments (1)	(2,435)	(2,739)	(4,842)	(5,095)
Total property net operating income	51,993	48,655	103,642	96,429
Acquisitions, dispositions, and development properties	14	—	453	—
Total same property net operating income	$52,007	$48,655	$104,095	$96,429

Shopping Centers	$36,555	$35,296	$73,033	$70,569
Mixed-Use properties	15,452	13,359	31,062	25,860
Total same property net operating income	$52,007	$48,655	$104,095	$96,429

Shopping Center property net operating income	$36,555	$35,296	$73,033	$70,569
Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total Shopping Center same property net operating income	$36,555	$35,296	$73,033	$70,569

Mixed-Use property net operating income	$15,438	$13,359	$30,609	$25,860
Mixed-Use acquisitions, dispositions and development properties	14	—	453	—
Total Mixed-Use same property net operating income	$15,452	$13,359	$31,062	$25,860

(1)Revenue adjustments are straight-line base rent and amortization of premiums and discounts related to above/below market leases.

Same property net operating income increased $3.4 million, or 6.9%, for the 2026 Quarter compared to the 2025 Quarter. The increase was favorably impacted by $2.5 million due to the lease up of Twinbrook Quarter Phase I. Exclusive of Twinbrook Quarter Phase I, same property net operating income increased $0.9 million primarily due to (a) higher commercial base rent of $1.3 million partially offset by (b) lower expense recoveries, net of expenses, of $0.4 million.

Shopping Center same property net operating income for the 2026 Quarter totaled $36.6 million, an increase of $1.3 million, or 3.6%, compared to the 2025 Quarter. Shopping Center same property net operating income increased primarily due to higher base rent of $1.2 million. Mixed-Use same property net operating income for the 2026 Quarter totaled $15.5 million, an increase of $2.1 million compared to the 2025 Quarter primarily due to the lease up of Twinbrook Quarter Phase I of $2.5 million. Exclusive of Twinbrook Quarter Phase I, Mixed-Use same property net operating income decreased by $0.4 million primarily due to lower expense recoveries, net of expenses, of $0.3 million.

Same property net operating income increased $7.7 million, or 7.9%, for the 2026 Period compared to the 2025 Period. The increase was favorably impacted by $5.6 million due to the lease up of Twinbrook Quarter Phase I. Exclusive of Twinbrook Quarter Phase I, same property net operating income increased $2.1 million, primarily due to higher commercial base rent of $2.1 million.

Shopping Center same property net operating income for the 2026 Period totaled $73.0 million, an increase of $2.5 million, or 3.5%, compared to the 2025 Period. Shopping Center same property net operating income increased primarily due to (a) higher base rent of $2.1 million and (b) lower credit loss on operating lease receivables, net, of $0.5 million. Mixed-Use same property net operating income for the 2026 Period totaled $31.1 million, an increase of $5.2 million, or 20.1%, compared to the 2025 Period primarily due to the lease up of Twinbrook Quarter Phase I of $5.6 million. Exclusive of Twinbrook Quarter Phase I, Mixed-Use same property net operating income decreased by $0.4 million primarily due to higher credit losses on operating lease receivables, net, of $0.4 million.

Mixed-Use same property net operating income is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Residential Mixed-Use properties (residential activity) (1)	$8,086	$6,500	$16,104	$12,232
Office Mixed-Use properties (2)	5,963	6,208	12,103	12,326
Residential Mixed-Use properties (retail activity) (3)	1,403	651	2,855	1,302
Total Mixed-Use same property net operating income	$15,452	$13,359	$31,062	$25,860

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

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash totaled $20.2 million and $5.3 million at June 30, 2026 and 2025, respectively. The Company maintains cash balances at various financial institutions and, from time to time, those balances may exceed federally insured limits. The Company has not experienced any losses on such deposits and actively monitors its banking relationships to mitigate its exposure to significant credit risk on those deposits. The Company's cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$60,060	$56,978
Net cash used in investing activities	(16,056)	(54,568)
Net cash used in financing activities	(32,553)	(7,406)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,451	$(4,996)

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on outstanding debt.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $38.5 million decrease in cash used in investing activities is primarily due to (a) decreased development expenditures of $27.1 million and (b) decreased additions to real estate investments throughout the portfolio of $11.5 million.

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

The Company is developing Twinbrook Quarter Phase I located in Rockville, Maryland. It includes 452 apartment units, an 81,000 square foot Wegmans supermarket, approximately 25,000 square feet of small shop space, and a 230,000 square foot office building. The office tower portion is not being constructed at this time. In connection with the development of the residential and retail portions of Twinbrook Quarter Phase I, we also invested in infrastructure and other items that will support both Twinbrook Quarter Phase I and other portions of the development of Twinbrook Quarter. Excluding imputed capitalized interest, the remaining investment to complete Twinbrook Quarter Phase I is not expected to exceed $5.0 million. A portion of the cost of the project is being financed by a $145.0 million construction-to-permanent loan. As of June 30, 2026, the outstanding balance of the loan was $141.2 million, net of unamortized deferred debt costs. The Milton at Twinbrook Quarter opened and residential tenants began moving in on October 1, 2024. As of August 3, 2026, 431 of the 452 (95.4%) residential units were leased and occupied. Of the approximately 106,000 square feet of ground floor retail, 101,400 square feet (95.7%) have been leased. The Wegmans supermarket at Twinbrook Quarter opened for business on June 25, 2025. As of August 3, 2026, including the Wegmans supermarket, approximately 95,100 square feet of the retail space is open and the remaining leased retail space is expected to open at various times during 2026 as tenants complete their buildouts. The development potential of all phases of the entire 18.4 acre Twinbrook Quarter site totals 1,865 residential units, 473,000 square feet of retail space, and 431,000 square feet of office space.

The Company is also developing Hampden House, a project located in downtown Bethesda, Maryland, which includes 366 apartment units and approximately 10,100 square feet of retail space. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $4.2 million. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. As of June 30, 2026, the outstanding balance of the loan was $130.6 million, net of unamortized deferred debt costs. Hampden House opened and residential tenants began moving in on October 1, 2025. As of August 3, 2026, 235 of the 366 (64.2%) residential units are leased and occupied. Visual Comfort & Co. opened for business on March 9, 2026 and The Food Market opened for business on June 27, 2026. As of August 3, 2026, approximately 8,600 square feet of the 10,100 (85.1%) square feet of retail space have been leased.

During 2025, the Company entered into a lease with Publix for a new grocery store, which we will construct, at Ashland Square in Prince William County, Virginia. The Ashland Square property currently includes three pad sites with operating tenants. Construction of Ashland Square Phase II is underway. Two pad sites with executed leases are on track for delivery with construction expected to commence this summer. Site development work for the Publix and inline retail commenced in late June 2026 with clearing and initial grading. Vertical construction is expected to commence later this year. Construction is expected to be complete in 2028. Ashland Square Phase II leasing is progressing with executed leases for 82,000 square feet, or 65.7%, of the shopping center. When complete, Ashland Square is expected to ultimately comprise approximately 124,000 square feet of retail space including the 50,325 square foot Publix, the three existing pad sites, four additional pad sites and approximately 30,000 square feet of small shop space.

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

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan ("DRIP”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 81,377 and 31,717 shares under the DRIP at a weighted average discounted price of $32.00 and $33.30 per share during the six months ended June 30, 2026 and 2025, respectively. The Company issued 359,485 and 225,026 limited partnership units under the DRIP at a weighted average price of $32.10 and $32.37 per unit during the six months ended June 30, 2026 and 2025, respectively. The Company also credited 3,640 and 4,227 shares to directors pursuant to the reinvestment of dividends specified by the Directors' Deferred Compensation Plan at a weighted average discounted price of $31.99 and $33.26 per share, during the six months ended June 30, 2026 and 2025, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of total debt to total estimated asset value of 50% or less and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to each property's aggregate cash flow. Given the Company's current debt level, it is management's belief that the ratio of the Company's debt to estimated total asset value was below 50% as of June 30, 2026.

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

At June 30, 2026, the Company had a $600.0 million Credit Facility comprised of a $460.0 million Revolving Credit Facility and a $140.0 million Term Loan. The Revolving Credit Facility matures on July 30, 2029 and can be extended for one additional year, subject to satisfaction of certain conditions. The Term Loan matures on July 28, 2028 and has two one-year extension options, subject to satisfaction of certain conditions. Interest accrues at SOFR plus an applicable spread, which is determined by certain leverage tests. As of June 30, 2026, the applicable spread for borrowings was 150 basis points for the Revolving Credit Facility and 145 basis points for the Term Loan. Letters of credit may be issued under the Credit Facility. On June 30, 2026, based on the value of the Company's unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $158.1 million was available and undrawn under the Credit Facility, $229.0 million was outstanding and approximately $464,000 was committed for letters of credit. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility.

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

As of June 30, 2026, the Company was in compliance with all such covenants. See Note 5 to the consolidated financial statements for a discussion of all financing activity.

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

The Company has a $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of June 30, 2026, the balance of the loan was $141.2 million, net of unamortized deferred debt costs.

The Company has a $133.0 million construction-to-permanent loan related to the Hampden House development project. As of June 30, 2026, the balance of the loan was $130.6 million, net of unamortized deferred debt costs.

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

Funds From Operations ("FFO")1 available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2026 Quarter totaled $24.8 million, a decrease of 2.3% compared to the 2025 Quarter. FFO available to common stockholders and noncontrolling interests was adversely impacted by $2.4 million, or $0.07 per basic and diluted share, due to the initial operations of Hampden House. Exclusive of Hampden House, FFO available to common stockholders and noncontrolling interests increased by $1.8 million primarily due to (a) higher residential base rent of $1.4 million and (b) higher commercial base rent of $1.2 million partially offset by (c) higher general and administrative costs of $0.4 million and (d) higher interest expense, net and amortization of deferred debt costs of $0.3 million.

1 The National Association of Real Estate Investment Trusts ("Nareit") developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by Nareit as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding impairment charges on depreciable real estate assets and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company's Consolidated Statements of Cash Flows for the applicable periods. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e., depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

FFO available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2026 Period totaled $49.9 million, unchanged from the 2025 Period. FFO available to common stockholders and noncontrolling interests was adversely impacted by $5.6 million, or $0.16 per basic and diluted share, due to the initial operations of Hampden House. Exclusive of Hampden House, FFO available to common stockholders and noncontrolling interests increased by $5.6 million primarily due to (a) higher residential base rent of $3.5 million and (b) higher commercial base rent of $2.8 million partially offset by (c) higher general and administrative costs of $0.8 million.

The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net income	$11,546	$14,181	$23,589	$27,029
Subtract:
Gain on disposition of property	—	(120)	—	(120)
Add:
Real estate depreciation and amortization	16,038	14,098	31,954	28,621
FFO	27,584	28,159	55,543	55,530
Subtract:
Preferred stock dividends	(2,799)	(2,799)	(5,597)	(5,597)
FFO available to common stockholders and noncontrolling interests	$24,785	$25,360	$49,946	$49,933
Weighted average shares and units:
Basic	35,762	34,845	35,644	34,765
Diluted	35,816	34,866	35,691	34,786
Basic and diluted FFO per share available to common stockholders and noncontrolling interests	$0.69	$0.73	$1.40	$1.44

Acquisitions and Redevelopments

Management anticipates that during the remainder of the year the Company may redevelop certain of the Current Portfolio Properties and additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management's determination that such properties are expected to provide long-term earnings and cash flow growth. During the remainder of the year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Credit Facility, construction financing, proceeds from the operation of the Company's dividend reinvestment plan or other external capital resources available to the Company.

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

For accounting purposes, performance-based awards are not treated as granted until the Board establishes the target for those awards. As of June 30, 2026, (a) no expense has been recognized and (b) no estimate of future expense has been made for the 106,700 performance-based restricted shares awarded to officers where the accounting grant date has not occurred. If those awards had been granted for accounting purposes as of June 30, 2026, the additional estimated future expense would have been approximately $3.6 million, calculated using the fair value method and based on the closing share price of $37.39 on June 30, 2026, the final trading day of the 2026 Period.

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

For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Average Commercial Rents per Square Foot
	Six Months Ended June 30,		2025 to 2026 Change
	2026	2025	Amount	Percent
Base rent	$23.01	$22.34	$0.67	3.0%
Effective rent	$21.25	$20.68	$0.57	2.8%

The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
June 30, 2026	50	9	7,814,783	1,252,860	95.7%	88.6%
June 30, 2025	50	8	7,808,783	1,242,809	94.6%	89.7%

As of June 30, 2026, 94.7% of the Commercial portfolio was leased, compared to 94.0% as of June 30, 2025. On a same property basis, which excludes Hampden House, 94.7% of the Commercial portfolio was leased as of June 30, 2026 compared to 94.0% as of June 30, 2025. Included in the 94.7% of space leased as of June 30, 2026, is approximately 135,591 square feet of space, representing 1.5% of total Commercial square footage, that has not yet been occupied by the respective tenants. Collectively, these leases are expected to produce approximately $4.1 million of additional annualized base rent, exclusive of straight-line base rent, an average of $30.50 per square foot, upon tenant occupancy and following any contractual rent concessions.

The Mixed-Use Commercial leasing percentage is composed of commercial leases at office mixed-use properties and residential mixed-use properties. On a comparative same property basis, the leasing percentage at office mixed-use properties decreased to 87.2% as of June 30, 2026 from 88.7% as of June 30, 2025. On a comparative same property basis, which excludes Hampden House, the retail leasing percentage at residential mixed-use properties increased to 97.1% as of June 30, 2026 from 96.2% as of June 30, 2025.

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

	Commercial Property Leasing Activity
					Average Base Rent per Square Foot
	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
Three Months Ended June 30,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2026	293,023	26,144	56	8	$21.77	$46.92	$20.95	$50.75
2025	417,072	59,749	64	10	$21.81	$47.62	$20.45	$45.96

Additional information about the commercial leasing activity during the three months ended June 30, 2026 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	15	—	49
Square feet	83,469	—	235,698
Per square foot average annualized:
Base rent	$21.75	$—	$24.57
Tenant improvements	(2.01)	—	(0.52)
Leasing costs	(0.54)	—	(0.13)
Rent concessions	(0.58)	—	(0.13)
Effective rents	$18.62	$—	$23.79

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers as of June 30, 2026, for each of the next ten years beginning with 2026, assuming that none of the tenants exercise renewal options and excluding an aggregate of 339,543 square feet of unleased space, which represented 4.3% of the gross leasable area ("GLA") of the Shopping Centers as of June 30, 2026.

	Lease Expirations of Shopping Center Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2026 (2)	191,686	sf	2.4%	$4,171,553	2.7%	$21.76
2027	782,014		10.0%	17,441,031	11.5%	22.30
2028	1,426,011		18.3%	23,175,397	15.2%	16.25
2029	1,334,775		17.1%	26,566,661	17.5%	19.90
2030	796,863		10.2%	18,385,893	12.1%	23.07
2031	875,109		11.2%	17,266,951	11.4%	19.73
2032	390,482		5.0%	7,513,594	4.9%	19.24
2033	271,824		3.5%	6,968,250	4.6%	25.64
2034	229,026		2.9%	5,299,612	3.5%	23.14
2035	437,449		5.6%	10,648,046	7.0%	24.34
2036	403,811		5.2%	6,858,364	4.5%	16.98
Thereafter	336,190		4.3%	7,739,020	5.1%	23.02
Total	7,475,240	sf	95.7%	$152,034,372	100.0%	$20.34

(1)Calculated using annualized contractual base rent payable as of June 30, 2026 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2026 expirations, including 51,336 square feet of leases that are month-to-month, is $22.58 per square foot.

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties as of June 30, 2026, for each of the next ten years beginning with 2026, assuming that none of the tenants exercise renewal options and excluding an aggregate of 143,433 square feet of unleased office and retail space, which represented 11.4% of the GLA of the commercial space within the Mixed-Use Properties as of June 30, 2026.

	Commercial Lease Expirations of Mixed-Use Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2026 (2)	43,594	sf	3.5%	$1,172,946	3.1%	$26.91
2027	85,071		6.8%	2,479,879	6.6%	29.15
2028	79,935		6.4%	2,175,490	5.8%	27.22
2029	59,652		4.8%	2,024,449	5.4%	33.94
2030	93,495		7.5%	4,129,884	11.1%	44.17
2031	222,720		17.8%	5,955,673	16.0%	26.74
2032	32,083		2.5%	1,063,609	2.9%	33.15
2033	85,721		6.8%	4,167,188	11.2%	48.61
2034	62,711		5.0%	2,808,397	7.5%	44.78
2035	97,496		7.8%	1,678,535	4.5%	17.22
2036	123,562		9.9%	7,049,808	18.9%	57.05
Thereafter	123,387		9.8%	2,631,138	7.0%	21.32
Total	1,109,427	sf	88.6%	$37,336,996	100.0%	$33.65

(1)Calculated using annualized contractual base rent payable as of June 30, 2026, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2026 expirations, including 3,595 square feet of leases that are month-to-month, is $25.56 per square foot.

Residential Properties

As of June 30, 2026, the Company had 1,569 apartment leases, 553 of which will expire in 2026, 992 of which will expire in 2027 and 24 of which will expire in 2028. Annual base rent due under these leases is $23.2 million, $17.5 million and $0.2 million for the years ending December 31, 2026, 2027 and 2028, respectively.

On a same property basis, excluding Hampden House, the Residential portfolio was 97.3% leased at June 30, 2026 compared to 90.5% at June 30, 2025. The 6.8 percentage point increase is primarily due to increased occupancy at The Milton at Twinbrook Quarter, which was 96.7% leased at June 30, 2026 compared to 77.0% at June 30, 2025. Excluding The Milton at Twinbrook Quarter and Hampden House, the Residential portfolio was 97.6% leased at June 30, 2026 compared to 96.6% at June 30, 2025.

	Residential Same Property Leasing Activity
		Average Rent per Square Foot
Three Months Ended June 30,	Number of leases	New/Renewed Leases	Expiring Leases
2026	281	$3.71	$3.60
2025	254	3.77	3.55

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

The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of June 30, 2026, the Company had unhedged variable rate indebtedness totaling $129.0 million. If the interest rates on the Company's unhedged variable rate debt instruments outstanding at June 30, 2026 had been one percentage point higher or lower, annual interest expense relating to these debt instruments would have increased or decreased by $1.3 million based on those balances.

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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including its Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2026. Based on the foregoing, the Company's Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

During the quarter ended June 30, 2026, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2025 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company's Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company's DRIP for the April 30, 2026 dividend distribution, collectively acquired 6,478 shares of common stock at a price of $33.30 per share and 173,089 limited partnership units at an average price of $33.43 per unit. The issuance of the limited partnership units was exempt from registration under Section 4(a)(2) of the Securities Act. The limited partnership units are convertible into shares of the common stock of the Company on a one-for-one basis. The terms of the DRIP are further described in the Company's registration statement on Form S-3D (Registration No. 333-261691), and the prospectus included therein, filed with the SEC.

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

Item 6.    Exhibits

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (furnished herewith).*

99.	(a)	Schedule of Portfolio Properties (filed herewith).

101.
The following financial statements from the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

SAUL CENTERS, INC. (Registrant)

Date: August 6, 2026	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: August 6, 2026	/s/ Joel A. Friedman
Joel A. Friedman Executive Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)

Date: August 6, 2026	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)