Form 10-Q
period 2026-09-30
SAUL CENTERS, INC.
filed 2026-11-05
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of November 2, 2026: 24,834,068.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Assets
Real estate investments
Land	$597,402	$595,514
Buildings and equipment	2,187,331	2,162,135
Construction in progress	112,054	109,950
	2,896,787	2,867,599
Accumulated depreciation	(854,937)	(812,035)
Total real estate investments, net	2,041,850	2,055,564
Cash and cash equivalents	8,545	8,741
Accounts receivable and accrued income, net	68,916	60,799
Deferred leasing costs, net	25,795	25,847
Other assets	27,362	11,727
Total assets	$2,172,468	$2,162,678
Liabilities
Mortgage notes payable, net	$1,099,923	$1,063,530
Revolving credit facility payable, net	112,582	144,678
Term loan facility payable, net	139,198	138,870
Construction loans payable, net	271,895	254,724
Accounts payable, accrued expenses and other liabilities	35,499	36,617
Deferred income	21,525	22,840
Dividends and distributions payable	24,908	24,162
Total liabilities	1,705,530	1,685,421
Equity
Preferred stock, 1,000,000 shares authorized:
Series D Cumulative Redeemable, 30,000 shares issued and outstanding	75,000	75,000
Series E Cumulative Redeemable, 44,000 shares issued and outstanding	110,000	110,000
Common stock, $0.01 par value, 50,000,000 shares authorized, 24,819,641 and 24,551,168 shares issued and outstanding, respectively	248	245
Additional paid-in capital	465,394	459,222
Distributions in excess of accumulated earnings	(362,408)	(337,708)
Accumulated other comprehensive income	2,861	1,061
Total Saul Centers, Inc. equity	291,095	307,820
Noncontrolling interests	175,843	169,437
Total equity	466,938	477,257
Total liabilities and equity	$2,172,468	$2,162,678

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues
Rental revenue	$76,953	$70,679	$229,153	$210,652
Other	1,464	1,325	4,314	4,042
Total revenue	78,417	72,004	233,467	214,694
Expenses
Property operating expenses	13,926	12,024	43,217	37,190
Real estate taxes	8,716	8,154	25,991	24,154
Interest expense, net	20,266	17,066	59,950	50,633
Depreciation and amortization	16,148	14,106	48,102	42,727
General and administrative	6,772	6,658	20,029	19,085
Total expenses	65,828	58,008	197,289	173,789
Gain on disposition of property	53	—	53	120
Net income	12,642	13,996	36,231	41,025
Noncontrolling interests
Income attributable to noncontrolling interests	(3,169)	(3,507)	(8,887)	(10,017)
Net income attributable to Saul Centers, Inc.	9,473	10,489	27,344	31,008
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,395)
Net income available to common stockholders	$6,675	$7,691	$18,949	$22,613
Per share net income available to common stockholders
Basic and diluted	$0.27	$0.32	$0.78	$0.93

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$12,642	$13,996	$36,231	$41,025
Other comprehensive income
Change in unrealized gain on cash flow hedge	1,529	(278)	2,648	(2,718)
Total comprehensive income	14,171	13,718	38,879	38,307
Comprehensive income attributable to noncontrolling interests	(3,661)	(3,418)	(9,735)	(9,187)
Total comprehensive income attributable to Saul Centers, Inc.	10,510	10,300	29,144	29,120
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,395)
Total comprehensive income available to common stockholders	$7,712	$7,502	$20,749	$20,725

The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Balance, January 1, 2026	74,000	24,551,168	$185,000	$245	$459,222	$(337,708)	$1,061	$307,820	$169,437	$477,257
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	43,278	—	1	1,330	—	—	1,331	—	1,331
Due to directors' deferred compensation plan	—	634	—	—	20	—	—	20	—	20
Share-based compensation expense	—	—	—	—	529	—	—	529	—	529
Issuance of 186,396 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	5,753	5,753
Net income	—	—	—	—	—	9,118	—	9,118	2,925	12,043
Change in unrealized gain on cash flow hedge	—	—	—	—	—	—	314	314	146	460
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	—	(14,471)	—	(14,471)	(6,650)	(21,121)
Balance, March 31, 2026	74,000	24,595,080	185,000	246	461,101	(345,859)	1,375	301,863	171,611	473,474

Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	41,739	—	—	1,390	—	—	1,390	—	1,390
Due to exercise of stock options	—	8,750	—	—	296	—	—	296	—	296
Due to directors' deferred compensation plan	—	614	—	—	20	—	—	20	—	20
Due to restricted stock awards and forfeitures	—	135,000	—	2	(1)	—	—	1	—	1
Share-based compensation expense	—	—	—	—	607	—	—	607	—	607
Shares redeemed to satisfy withholdings on vested share-based compensation	—	(3,600)	—	—	(124)	—	—	(124)	—	(124)
Issuance of 173,089 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	5,786	5,786
Net income	—	—	—	—	—	8,753	—	8,753	2,793	11,546
Change in unrealized gain on cash flow hedge	—	—	—	—	—	—	449	449	210	659
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	—	(14,547)	—	(14,547)	(6,753)	(21,300)
Balance, June 30, 2026	74,000	24,777,583	185,000	248	463,289	(354,452)	1,824	295,909	173,647	469,556

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares			Par Value
(Dollars in thousands, except per share amounts)	Preferred stock		Common stock	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—		43,015	—	—	1,434	—	—	1,434	—	1,434
Due to directors' deferred compensation plan	—		535	—	—	20			20	—	20
Due to restricted stock awards and forfeitures	—		(975)	—	—	—	—	—	—	—	—
Share-based compensation expense	—		—	—	—	668	—	—	668	—	668
Shares redeemed to satisfy withholdings on vested share-based compensation	—	—	(517)	—	—	(17)	—	—	(17)	—	(17)
Issuance of 160,758 partnership units pursuant to dividend reinvestment plan	—		—	—	—	—	—	—	—	5,382	5,382
Net income	—		—	—	—	—	9,473	—	9,473	3,169	12,642
Change in unrealized gain on cash flow hedge	—		—	—	—	—	—	1,037	1,037	492	1,529
Distributions payable preferred stock:
Series D, $38.28 per share	—		—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—		—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—		—	—	—	—	(14,631)	—	(14,631)	(6,847)	(21,478)
Balance, September 30, 2026	74,000		24,819,641	$185,000	$248	$465,394	$(362,408)	$2,861	$291,095	$175,843	$466,938

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total
Balance, January 1, 2025	74,000	24,302,576	$185,000	$243	$454,086	$(306,541)	$2,966	$335,754	$165,370	$501,124
Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	16,904	—	—	598	—	—	598	—	598
Due to directors' deferred compensation plan	—	934	—	—	36	—	—	36	—	36
Due to restricted share awards and forfeitures	—	(2,000)	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	392	—	—	392	—	392
Issuance of 45,326 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	1,629	1,629
Net income	—	—	—	—	—	9,799	—	9,799	3,049	12,848
Change in unrealized gain on cash flow hedge	—	—	—	—	—	—	(1,075)	(1,075)	(468)	(1,543)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and partnership units ($0.59/unit)	—	—	—	—	—	(14,339)	—	(14,339)	(6,211)	(20,550)
Balance, March 31, 2025	74,000	24,318,414	185,000	243	455,112	(313,879)	1,891	328,367	163,369	491,736

Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	19,040	—	—	597	—	—	597	—	597
Due to directors' deferred compensation plan	—	1,005	—	—	36	—	—	36	—	36
Due to restricted stock awards and forfeitures	—	135,636	—	2	(1)	—	—	1	—	1
Share-based compensation expense	—	—	—	—	443	—	—	443	—	443
Shares redeemed to satisfy withholdings on vested shares based on compensation	—	(2,541)	—	—	(67)	—	—	(67)	—	(67)
Issuance of 179,700 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	5,656	5,656
Net income	—	—	—	—	—	10,720	—	10,720	3,461	14,181
Change in unrealized gain on cash flow hedge	—	—	—	—	—	—	(623)	(623)	(273)	(896)
Distributions payable preferred stock:	—	—
Series D, $38.28 per share	—	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	—	(14,297)	—	(14,297)	(6,317)	(20,614)
Balance, June 30, 2025	74,000	24,471,554	185,000	245	456,120	(320,255)	1,268	322,378	165,896	488,274

SAUL CENTERS, INC. CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
	Shares		Par Value
(Dollars in thousands, except per share amounts)	Preferred stock	Common stock	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income	Total Saul Centers, Inc.	Noncontrolling interests	Total

Issuance of shares of common stock:
Pursuant to dividend reinvestment plan	—	20,499	—	—	642	—	—	642	—	642
Due to directors' deferred compensation plan	—	1,062	—	—	36	—	—	36	—	36
Share-based compensation expense	—	—	—	—	485	—	—	485	—	485
Issuance of 180,934 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	—	—	5,686	5,686
Net income	—	—	—	—	—	10,489	—	10,489	3,507	13,996
Change in unrealized gain on cash flow hedge	—	—	—	—	—	—	(192)	(192)	(86)	(278)
Distributions payable preferred stock:
Series D, $38.28 per share	—	—	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Series E, $37.50 per share	—	—	—	—	—	(1,650)	—	(1,650)	—	(1,650)
Distributions payable common stock ($0.59/share) and distributions payable partnership units ($0.59/unit)	—	—	—	—	—	(14,414)	—	(14,414)	(6,424)	(20,838)
Balance, September 30, 2025	74,000	24,493,115	$185,000	$245	$457,283	$(326,978)	$1,076	$316,626	$168,579	$485,205
The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$36,231	$41,025
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property	(53)	(120)
Depreciation and amortization	48,102	42,727
Amortization of deferred debt costs	2,609	2,108
Non-cash share-based compensation costs	1,866	1,429
Credit losses on operating lease receivables, net	640	1,005
Increase in accounts receivable and accrued income	(8,757)	(8,761)
Additions to deferred leasing costs	(3,093)	(3,258)
Increase in other assets	(4,975)	(2,811)
Increase in accounts payable, accrued expenses, and other liabilities	2,794	3,885
Increase (decrease) in deferred income	(1,315)	380
Net cash provided by operating activities	74,049	77,609
Cash flows from investing activities:
Acquisitions of real estate investments	—	(31)
Additions to real estate investments	(21,864)	(21,547)
Additions to development and redevelopment projects	(13,291)	(52,651)
Proceeds from disposition of property	53	120
Net cash used in investing activities	(35,102)	(74,109)
Cash flows from financing activities:
Proceeds from mortgage notes payable	153,500	—
Repayments on mortgage notes payable	(117,041)	(26,554)
Proceeds from term loan facility	—	40,000
Proceeds from revolving credit facility	96,000	99,500
Repayments on revolving credit facility	(129,000)	(96,500)
Proceeds from construction loans payable	16,945	42,834
Additions to deferred debt costs	(2,061)	(6,076)
Proceeds from the issuance of:
Common stock	4,309	1,770
Partnership units	16,921	12,971
Distributions to:
Series D preferred stockholders	(3,446)	(3,446)
Series E preferred stockholders	(4,950)	(4,950)
Common stockholders	(43,210)	(42,848)
Noncontrolling interests	(19,943)	(18,712)
Net cash used in financing activities	(31,976)	(2,011)
Net increase in cash, cash equivalents and restricted cash	6,971	1,489
Cash, cash equivalents and restricted cash, beginning of period	8,741	10,299
Cash, cash equivalents and restricted cash, end of period	$15,712	$11,788

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

As of September 30, 2026, the Company's properties (the "Current Portfolio Properties") consisted of 50 shopping center properties (the "Shopping Centers"), nine mixed-use properties, which are comprised of office, retail and multi-family residential uses (the "Mixed-Use Properties") and three (non-operating) land and development properties.

Because the Current Portfolio Properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of market risk related to these properties. The Shopping Centers, a majority of which are anchored by one or more major tenants and 34 of which are anchored by a grocery store, offer primarily day-to-day necessities and services. Giant Food, a tenant at 11 Shopping Centers, individually accounted for 4.3% of the Company's total revenue for the nine months ended September 30, 2026. No other tenant individually accounted for 2.5% or more of the Company's total revenue, excluding lease termination fees, for the nine months ended September 30, 2026.

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of September 30, 2026 and December 31, 2025, are comprised of the assets and liabilities of the Operating Partnership. Debt arrangements subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.

The Operating Partnership is a variable interest entity ("VIE") because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the right to absorb 67.7% of its net income. Because the Operating Partnership is consolidated into the financial statements of the Company, its classification as a VIE has no impact on the consolidated financial statements of the Company.

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$57,310	$48,598
Accrued capital expenditures included in accounts payable, accrued expenses, and other liabilities	$7,065	$17,684

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8,545
Restricted cash	7,167
Total cash, cash equivalents and restricted cash	$15,712

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

Construction in progress as of September 30, 2026 and December 31, 2025, is composed of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Twinbrook Quarter - Other (1)	$87,831	$86,516
Ashland Square Phase II (2)	10,882	12,620
Kentlands Square II	1,516	—
Hampden House (3)	719	776
Other	11,106	10,038
Total	$112,054	$109,950

(1)Other includes infrastructure and site work necessary to support current and future development phases, and includes capitalized interest of $6.4 million and $5.6 million, as of September 30, 2026 and December 31, 2025, respectively.
(2)Includes capitalized interest of $0.4 million and $0.3 million, as of September 30, 2026 and December 31, 2025, respectively.
(3) Includes capitalized interest of $0.1 million as of each of September 30, 2026 and December 31, 2025.

During the nine months ended September 30, 2026, including capitalized interest, $10.3 million related to Ashland Square Phase II was placed in service.

During the nine months ended September 30, 2026, including capitalized interest, $3.7 million related to Hampden House was placed in service.

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

An operating lease right-of-use asset and corresponding lease liability related to our headquarters sublease are reflected in other assets and other liabilities, respectively. The sublease expires on February 28, 2027. The right-of-use asset and corresponding lease liability totaled $0.3 million and $0.4 million, respectively, at September 30, 2026 and $0.9 million and $1.0 million, respectively, at December 31, 2025.

Notes to Consolidated Financial Statements (Unaudited)

Deferred Leasing Costs

Deferred leasing costs primarily consist of initial direct costs incurred in connection with successful property leasing and amounts attributed to in-place leases associated with acquired properties. Such amounts are capitalized and amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Initial direct costs primarily consist of leasing commissions, which are incremental costs paid to third-party brokers and internal lease commissions that are incremental to obtaining a lease that would not have been incurred if the lease had not been obtained, and tenant lease incentives. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs totaled $25.8 million and $25.8 million, net of accumulated amortization of $59.7 million and $57.5 million, as of September 30, 2026 and December 31, 2025, respectively. Amortization of deferred leasing costs, included in depreciation and amortization in the Consolidated Statements of Operations, totaled $1.1 million and $1.0 million for the three months ended September 30, 2026 and 2025, and $3.1 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization of tenant lease incentives, included as a reduction of rental revenue in the Consolidated Statements of Operations, totaled $0.1 million and $0.2 million for the three months ended September 30, 2026 and 2025, and $0.4 million for each of the nine months ended September 30, 2026 and 2025.

Real Estate Investment Properties

Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $15.1 million and $13.1 million for the three months ended September 30, 2026 and 2025, respectively, and $45.0 million and $39.7 million for the nine months ended September 30, 2026 and 2025, respectively. Repairs and maintenance expense, which is included in property operating expenses in the Consolidated Statements of Operations, totaled $5.4 million and $4.8 million for the three months ended September 30, 2026 and 2025, respectively, and $17.9 million and $16.6 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company did not recognize an impairment loss on any of its real estate during the nine months ended September 30, 2026 or 2025.

4.    Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership

As of September 30, 2026, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, the "Saul Organization"), held an aggregate 31.0% limited partnership interest in the Operating Partnership represented by approximately 11.1 million convertible limited partnership units. As of December 31, 2025, the Saul Organization held an aggregate 30.1% limited partnership interest in the Operating Partnership represented by approximately 10.6 million convertible limited partnership units. These units are convertible into shares of Saul Centers' common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company's Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns or will own after the conversion, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers, excluding shares credited to directors' deferred fee accounts (See Note 8). As of September 30, 2026, approximately 1,099,000 units held by the Saul Organization could be converted into shares of Saul Centers common stock. As of December 31, 2025, approximately 1,349,000 units held by the Saul Organization could have been converted into shares of Saul Centers common stock.

As of each of September 30, 2026 and December 31, 2025, a third-party investor held a 1.3% limited partnership interest in the Operating Partnership represented by 469,740 convertible limited partnership units. At the option of the unit holder, these units are convertible into shares of Saul Centers' common stock on a one-for-one basis; provided that, in lieu of the delivery of Saul Centers' common stock, Saul Centers may, in its sole discretion, deliver cash in an amount equal to the value of such Saul Centers' common stock.

Notes to Consolidated Financial Statements (Unaudited)
The impact of the aggregate 32.3%, as of September 30, 2026, and 31.4%, as of December 31, 2025, limited partnership interest in the Operating Partnership held by parties other than Saul Centers is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Weighted average fully diluted partnership units and common stock outstanding for the three months ended September 30, 2026 and 2025, were approximately 36.0 million and 35.1 million, respectively, and for the nine months ended September 30, 2026 and 2025, were approximately 35.8 million and 34.9 million, respectively.

5.    Notes Payable, Bank Credit Facility, Interest and Amortization of Deferred Debt Costs

The principal amount of the Company's outstanding debt totaled approximately $1.6 billion at September 30, 2026, of which approximately $1.5 billion was fixed-rate debt and approximately $156.0 million was unhedged variable rate debt outstanding under the Credit Facility (hereinafter defined). The net carrying amount of the properties collateralizing our mortgage loans totaled approximately $1.6 billion as of September 30, 2026.

At December 31, 2025, the principal amount of the Company's outstanding debt totaled approximately $1.6 billion, of which $1.4 billion was fixed rate debt and $189.0 million was unhedged variable rate debt outstanding under the Credit Facility. The net carrying amount of the properties collateralizing our mortgage loans totaled approximately $1.6 billion as of December 31, 2025.

At each of September 30, 2026 and December 31, 2025, the Company had a $600.0 million credit facility (the "Credit Facility") comprised of a $460.0 million revolving credit facility (the "Revolving Credit Facility") and a $140.0 million term loan (the "Term Loan"). Below is a summary of the terms of the Credit Facility.

(Dollars in thousands)	Credit Facility
	Term Loan	Revolving Credit Facility	Total
Facility Size	$140,000	$460,000	$600,000
Maturity	July 28, 2028	July 30, 2029
Extension	Two for one year each	One for one year
Interest Rate	SOFR	SOFR
Spread	1.30% to 1.90%	1.35% to 1.95%
Issue Letters of Credit			Yes
Guarantee	Saul Centers and certain subsidiaries of the Operating Partnership

At September 30, 2026, based on the value of the Company's unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $102.9 million was available and undrawn under the Credit Facility, $256.0 million was outstanding and approximately $464,000 was committed for letters of credit. As of September 30, 2026, the applicable spread for borrowings was 150 basis points for the Revolving Credit Facility and 145 basis points for the Term Loan.

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

On September 15, 2026, the Company closed on a $34.0 million construction-to-permanent loan, the proceeds of which will be used to partially fund the construction of Ashland Square Shopping Center. The loan matures in 2044, bears interest at a fixed rate of 6.38%, and requires interest-only payments, which will be funded by the loan, until conversion to a permanent loan. Upon conversion, monthly principal and interest payments based on a 25-year amortization schedule will be required. The Company provides a 100% construction completion guaranty of the loan.

Notes to Consolidated Financial Statements (Unaudited)
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

The Operating Partnership is the guarantor of a portion of the Thruway mortgage (totaling $17.5 million of the $67.7 million outstanding balance at September 30, 2026).

The Company provides a limited repayment guaranty of $26.6 million for the loan secured by Hampden House. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. During the second quarter, the remaining undrawn loan proceeds of approximately $12.8 million were fully funded into escrow. As of September 30, 2026, the escrow balance was $4.7 million and the loan balance was $133.0 million. The Company also provides the lender with a 100% construction completion guaranty.

The Company provides a repayment guaranty of 100% of the loan secured by Twinbrook Quarter Phase I. Such guaranty is expected to be reduced in the future as the development achieves certain metrics. As of September 30, 2026, the loan balance and the amount guaranteed were $143.4 million. The Company also provides the lender with a 100% construction completion guaranty.

All other notes payable are non-recourse.

Notes to Consolidated Financial Statements (Unaudited)
At September 30, 2026, future principal payments of debt, including scheduled maturities and amortization, for years ending December 31, were as follows:

(Dollars in thousands)	Principal Payments
October 1 through December 31, 2026	$42,631
2027	39,403
2028	198,289	(1)
2029	190,746	(2)
2030	64,693
2031	42,432
Thereafter	1,068,027
Principal amount	1,646,221
Unamortized deferred debt costs	22,623
Net	$1,623,598

(1)Includes 140.0 million outstanding under the Term Loan, which can be extended for two one-year periods.
(2)Includes $116.0 million outstanding under the Revolving Credit Facility, which can be extended for one year.

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the Credit Facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaling $22.6 million and $24.0 million, net of accumulated amortization of $11.8 million and $9.9 million, at September 30, 2026 and December 31, 2025, respectively, are reflected as a reduction of the related debt in the Consolidated Balance Sheets.

Interest expense, net for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest incurred	$19,963	$19,439	$59,001	$57,482
Amortization of deferred debt costs	874	856	2,609	2,108
Capitalized interest	(448)	(3,187)	(1,380)	(8,835)
Subtotal	20,389	17,108	60,230	50,755
Less: Interest income	(123)	(42)	(280)	(122)
Interest expense, net	$20,266	$17,066	$59,950	$50,633

6.    Equity

The Consolidated Statements of Operations reflect noncontrolling interests of $3.2 million and $3.5 million for the three months ended September 30, 2026 and 2025, respectively, and $8.9 million and $10.0 million for the nine months ended September 30, 2026 and 2025, respectively, representing income attributable to limited partnership units not held by Saul Centers.

Notes to Consolidated Financial Statements (Unaudited)
At September 30, 2026 and December 31, 2025, the Company had outstanding 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

At September 30, 2026 and December 31, 2025, the Company had outstanding 4.4 million depositary shares, each representing 1/100th of a share of 6.000% Series E Cumulative Redeemable Preferred Stock (the "Series E Stock"). The depositary shares are redeemable at the Company's option, in whole or in part, at the $25.00 liquidation preference, plus accrued but unpaid dividends to, but not including, the redemption date. The depositary shares pay an annual dividend of $1.50 per share, equivalent to 6.000% of the $25.00 liquidation preference. The Series E Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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

	Average Shares/Awards/Options Outstanding
	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Weighted average common shares outstanding-basic	24,440	24,230	24,377	24,200
Weighted average effect of dilutive options	—	—	—	1
Weighted average effect of dilutive unvested restricted stock awards	39	12	45	17
Weighted average common stock outstanding-diluted	24,479	24,242	24,422	24,218
Non-dilutive options as of period end	967	1,096	967	1,096
Years non-dilutive options as of period end were issued	2017 through 2023	2016 through 2023	2017 through 2023	2016 through 2023

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

Notes to Consolidated Financial Statements (Unaudited)
The Company is party to a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as information technology, payroll services, human resources and benefits administration, accounting services, and in-house legal services. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses, including rental expense for the Company’s headquarters lease, net of billings by the Company to the Saul Organization, totaled approximately $3.0 million for each of the three months ended September 30, 2026 and 2025, and $9.1 million for each of the nine months ended September 30, 2026 and 2025. The amounts are expensed when incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations or capitalized to specific development projects. As of September 30, 2026 and December 31, 2025, accounts payable, accrued expenses and other liabilities included approximately $1.1 million and $1.3 million, respectively, representing amounts due to the Saul Organization for the Company's share of these ancillary costs and expenses.

The Company subleases its corporate headquarters space from a member of the Saul Organization. The sublease commenced in March 2002, expires in 2027, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company's rent expense for its headquarters location was $223,800 and $232,000 for the three months ended September 30, 2026 and 2025, respectively, and $689,000 and $668,200 for the nine months ended September 30, 2026 and 2025, respectively, and is included in general and administrative expense.

B. F. Saul Insurance, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company's insurance program. Such commissions and fees amounted to $127,100 and $92,100 for the three months ended September 30, 2026 and 2025, respectively, and $407,400 and $310,400 for the nine months ended September 30, 2026 and 2025, respectively.

The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to 6% of the employee's cash compensation, subject to certain limits, were $111,200 and $103,600 for the three months ended September 30, 2026 and 2025, respectively, and $366,200 and $349,000 for the nine months ended September 30, 2026 and 2025, respectively. All amounts contributed by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. The Company credited to employee accounts $81,600 and $86,300 for the three months ended September 30, 2026 and 2025, respectively, and $223,000 and $211,500 for the nine months ended September 30, 2026 and 2025, respectively, which is the sum of accrued earnings and up to three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $3.2 million and $2.9 million, at September 30, 2026 and December 31, 2025, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements (Unaudited)
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

Stock option expense totaling $0.1 million for the three months ended September 30, 2026 and 2025, and $0.3 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively, is included in general and administrative expense in the Consolidated Statements of Operations. As of September 30, 2026, the estimated future expense related to unvested stock options was approximately $0.1 million.

The table below summarizes the option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding options at January 1	1,095,500	$48.35	$—
Options granted	—	—	—
Options exercised	(8,750)	33.79	17,176
Options expired/forfeited	(119,375)	55.90	—
Outstanding options at September 30	967,375	47.55	—
Exercisable options at September 30	917,500	48.10	—

The intrinsic value of stock options outstanding or exercisable measures the price difference between the options' exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. No options were exercised during the three months ended September 30, 2026. During the nine months ended September 30, 2026, 8,750 options were exercised. No options were exercised during the three and nine months ended September 30, 2025. At September 30, 2026, the final trading day of the 2026 third quarter, the closing share price of $30.08 was lower than the exercise price of all outstanding options. The weighted average remaining contractual life of the Company's outstanding and exercisable options is 3.9 years and 3.8 years, respectively.

On May 17, 2024, the Company established the Saul Centers, Inc. 2024 Stock Incentive Plan (the "Incentive Plan"), under which various equity incentives may be granted. Grants are split between time-vested and performance-based depending on to whom they are granted. Grants of time-vested restricted stock awards granted to officers will vest on an annual basis over five years. The performance-based restricted stock awards granted to officers will vest on the fifth anniversary of the award's grant date. The performance measurement for the performance-based awards is the Company's annual actual funds from operations compared to the annual funds from operations target established by the Board. Performance-based awards are earned on a sliding scale from 50% to 150% of the number of shares granted as the Company's actual funds from operations scales from 90% to 110% of the Board's established target, with a minimum result of 90% of the target required for the award to vest, in accordance with the Incentive Plan. Grants of time-vested restricted stock awards granted to non-employee directors vest on an annual basis over three years.

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

Restricted stock compensation expense totaled $0.6 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $1.5 million and $0.9 million, for the nine months ended September 30, 2026 and 2025, respectively, which is included in general and administrative expense in the Consolidated Statements of Operations. As of September 30, 2026, the estimated future expense related to unvested restricted stock awards was approximately $6.8 million.

The table below summarizes the restricted stock activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested restricted stock outstanding at January 1	206,181	$32.12
Restricted stock granted	87,400	32.42
Restricted stock vested	(34,588)	35.06
Change in restricted stock awards based on performance	—	—
Restricted stock forfeited	(75)	30.77
Unvested restricted stock outstanding at September 30	258,918	31.83
Authorized future restricted stock grants	105,800

The Company recognized stock compensation expense, inclusive of both stock options and restricted stock, totaling approximately $0.7 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $1.8 million and $1.3 million, for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, estimated future total stock-based compensation expense related to unvested awards that are granted for accounting purposes under both plans is approximately $6.9 million. On a weighted average basis, this expense is expected to be recognized over the next 3.4 years.

Pursuant to the Incentive Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of the Company's directors and their beneficiaries. Annually, directors are given the ability to make an election to defer all or part of their fees and have the option to have their fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If a director elects to have his/her fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company's common stock on the last trading day of the quarter to determine the number of shares to be credited to the director. The Company credited directors' deferred fee accounts with 7,232 and 9,563 shares for the nine months ended September 30, 2026 and 2025, respectively, and issued 3,691 and 9,189 shares, respectively. As of September 30, 2026 and December 31, 2025, the directors' deferred fee accounts comprise 104,033 and 100,492 shares, respectively.

9.    Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 2 data in a discounted cash flow approach, which is based upon management's estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, would be approximately $1.24 billion and $1.24 billion, respectively, compared to the principal balance of $1.49 billion and $1.44 billion at September 30, 2026 and December 31, 2025, respectively. A change in any of the significant inputs may lead to a change in the Company's fair value measurement of its debt.

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

Amounts reported in other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that approximately $1.5 million will be reclassified from other comprehensive income and reflected as a decrease to interest expense.

The Company carries its interest-rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models that contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. As of September 30, 2026, the fair value of the interest-rate swaps was approximately $4.0 million and is included in Other assets in the Consolidated Balance Sheets. The change in value during the period is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.

The table below details the fair value and location of the interest rate swaps as of September 30, 2026 and December 31, 2025.

	Fair Values of Derivative Instruments
(In thousands)	September 30, 2026		December 31, 2025
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$3,998	Other Assets	$1,350

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2026 and 2025. All gains and losses reclassified from Other Comprehensive Income ("OCI") into income were recognized within interest expense, net for the periods presented.

	The Effect of Hedge Accounting on Other Comprehensive Income (OCI)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Amounts of gain (loss) recognized in OCI	$1,720	$77	$3,207	$(1,662)
Amounts of gain reclassified from OCI into income	$(191)	$(355)	$(559)	$(1,056)

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

Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize NOI and total assets for each of our reportable segments:

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the three months ended September 30, 2026
Revenue:
Total property revenue	$48,626	$27,065	$75,691
Revenue adjustments (1)			2,726
Total revenue			$78,417
Expenses:
Real estate taxes	(5,180)	(3,536)
Repairs and maintenance	(2,975)	(2,457)
Other expenses (2)	(3,055)	(5,439)
Property net operating income	$37,416	$15,633	$53,049
Non-segment items:
Interest expense, net			(20,266)
Depreciation and amortization			(16,148)
General and administrative			(6,772)
Revenue adjustments (1)			2,726
Gain on disposition of property			53
Net income			$12,642

Capital investment	$8,981	$10,118	$19,099
Total assets per segment	$911,170	$1,247,179	$2,158,349
Other assets (3)			14,119
Total assets			$2,172,468

As of or for the three months ended September 30, 2025
Revenue:
Total property revenue	$46,204	$23,750	$69,954
Revenue adjustments (1)			2,050
Total revenue			$72,004
Expenses:
Real estate taxes	(5,023)	(3,131)
Repairs and maintenance	(2,690)	(2,135)
Other expenses (2)	(2,732)	(4,467)
Property net operating income	$35,759	$14,017	$49,776
Non-segment items:
Interest expense, net			(17,066)
Depreciation and amortization			(14,106)
General and administrative			(6,658)
Revenue adjustments (1)			2,050
Net income			$13,996

Capital investment	$11,349	$8,192	$19,541
Total assets per segment	$905,978	$1,246,164	$2,152,142
Other assets (3)			15,439
Total assets			$2,167,581
(1)    Revenue adjustments are straight-line base rent and amortization of premiums and discounts related to above/below market leases.
(2)    Other expenses include payroll, utilities, insurance, legal, parking, advertising, and other.
(3)    Other assets include cash, cash equivalents, restricted cash, swap assets and an operating lease right-of-use asset.

	Shopping	Mixed-Use
(In thousands)	Centers	Properties	Total
As of or for the nine months ended September 30, 2026
Revenue:
Total property revenue	$146,222	$79,677	$225,899
Revenue adjustments (1)			7,568
Total revenue			$233,467
Expenses:
Real estate taxes	(15,503)	(10,488)
Repairs and maintenance	(10,931)	(7,013)
Other expenses (2)	(9,339)	(15,934)
Property net operating income	$110,449	$46,242	$156,691
Non-segment items:
Interest expense, net			(59,950)
Depreciation and amortization			(48,102)
General and administrative			(20,029)
Revenue adjustments (1)			7,568
Gain on disposition of property			53
Net income			$36,231

Capital investment	$18,060	$17,095	$35,155
Total assets per segment	$911,170	$1,247,179	$2,158,349
Other assets (3)			14,119
Total assets			$2,172,468

As of or for the nine months ended September 30, 2025
Revenue:
Total property revenue	$139,780	$67,769	$207,549
Revenue adjustments (1)			7,145
Total revenue			$214,694
Expenses:
Real estate taxes	(14,611)	(9,543)
Repairs and maintenance	(10,834)	(5,808)
Other expenses (2)	(8,007)	(12,541)
Property net operating income	$106,328	$39,877	$146,205
Non-segment items:
Interest expense, net			(50,633)
Depreciation and amortization			(42,727)
General and administrative			(19,085)
Revenue adjustments (1)			7,145
Gain on disposition of property			120
Net income			$41,025

Capital investment	$21,475	$52,634	$74,109
Total assets per segment	$905,978	$1,246,164	$2,152,142
Other assets (3)			15,439
Total assets			$2,167,581
(1)    Revenue adjustments are straight-line base rent and amortization of premiums and discounts related to above/below market leases.
(2)    Other expenses include payroll, utilities, insurance, legal, parking, advertising, and other.
(3)    Other assets include cash, cash equivalents, restricted cash, swap assets and an operating lease right-of-use asset.

13.    Subsequent Events

The Company has reviewed all events and transactions for the period subsequent to September 30, 2026, and determined there are no subsequent events required to be disclosed.

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

General

The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2026.

Overview

The Company's primary strategy is to continue to diversify its assets through development of transit-oriented, residential mixed-use projects and expansion of and additions to its grocery-anchored Shopping Centers in the Washington, DC/Baltimore metropolitan area. The Company's operating strategy also includes improvement of the operating performance of its assets, internal growth of its Shopping Centers through the addition of pad sites, and supplementing its development pipeline with selective redevelopment and renovations of its core Shopping Centers. The Company has a pipeline of entitled sites in its portfolio, some of which are currently Shopping Centers, for development of up to 2,800 apartment units and 860,000 square feet of retail and office space. All such sites are located proximate to Washington Metropolitan Area Transit Authority red line Metro stations in Montgomery County, Maryland. In addition, the Company recently entered into a lease with Publix to develop a new grocery store at Ashland Square, in Prince William County, Virginia. When complete, Ashland Square is expected to ultimately comprise approximately 125,000 square feet of retail space including the 50,325 square foot Publix, three existing pad sites, four additional pad sites and approximately 30,000 square feet of small shop space.

The Company intends to selectively add free-standing pad site buildings within its Shopping Center portfolio and replace underperforming tenants with tenants that generate strong traffic, including anchor stores such as grocery stores. The Company has executed leases or has leases under negotiation for seven more pad sites. There can be no assurance that any such leases will be executed on the anticipated terms or timing, or at all.

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

Actions taken by the Federal government will likely continue to impact the office, retail and residential real estate markets in the Washington, DC/Baltimore metropolitan area over the coming years. Because the majority of the Company’s property net operating income is produced by our Shopping Centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion and closure plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in ways that we believe maximize our future performance.  The Company's commercial leasing percentage, on a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, decreased to 94.2% at September 30, 2026, from 94.5% at September 30, 2025.

The Company maintains a ratio of total debt to estimated total asset market value of under 50%, which positions us to obtain additional secured borrowings if necessary. As of September 30, 2026, including the $100.0 million hedged variable-rate debt, total fixed-rate debt, with staggered maturities from 2026 to 2044, represented approximately 90.5% of the Company's notes payable, thus mitigating refinancing risk. The Company's unhedged variable-rate debt consists of $156.0 million outstanding under the Credit Facility. Including fixed and variable rate debt, the Company's outstanding debt totaled approximately $1.65 billion with a weighted average remaining term of 9.3 years as of September 30, 2026. As of September 30, 2026, the Company has availability of approximately $102.9 million under the Credit Facility.

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

The Company is also developing Hampden House, a project located in downtown Bethesda, Maryland, which includes 366 apartment units and approximately 10,100 square feet of retail space. Excluding imputed capitalized interest, the remaining investment to complete the project is not expected to exceed $3.4 million. A portion of the cost of the project is being financed by a $133.0 million construction-to-permanent loan. As of September 30, 2026, the outstanding balance of the loan was $130.7 million, net of unamortized deferred debt costs. Hampden House opened and residential tenants began moving in on October 1, 2025. As of November 2, 2026, 267 of the 366 (73.0%) residential units are leased and occupied. Visual Comfort & Co. opened for business on March 9, 2026 and The Food Market opened for business on June 27, 2026. As of November 2, 2026, 100% of the retail space has been leased.

During 2025, the Company entered into a lease with Publix for a new grocery store, which we will construct, at Ashland Square in Prince William County, Virginia. The Ashland Square property currently includes three pad sites with operating tenants. Wawa and Wendy’s each commenced construction of their facilities in August 2026 with delivery planned during the first quarter of 2027. Publix and inline retail site work continues with foundation and retaining wall work; vertical construction of the Publix building is in process. Ashland Square Phase II leasing is progressing and we have executed leases for 84,000 square feet, or 67.2%, of the shopping center. Construction is expected to be complete in 2028. The net cost of the project is expected to be approximately $56.3 million, exclusive of capitalized interest. A portion of the cost of the project is being financed by a $34.0 million construction-to-permanent loan. When complete, Ashland Square is expected to ultimately comprise approximately 125,000 square feet of retail space including the 50,325 square foot Publix, the three existing pad sites, four additional pad sites and approximately 30,000 square feet of small shop space.

We are expanding our Kentlands Square II shopping center with the construction of two outparcel buildings totaling approximately 21,000 rentable square feet. Site work is expected to commence during the fourth quarter of 2026 and construction is projected to be completed in late 2027.

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

Results of Operations

Three months ended September 30, 2026 (the "2026 Quarter") compared to the three months ended September 30, 2025 (the "2025 Quarter")

Net income for the 2026 Quarter decreased to $12.6 million from $14.0 million for the 2025 Quarter. The primary reason for the decline in net income was the $3.7 million adverse impact of the initial operations of Hampden House. Exclusive of Hampden House, net income increased by $2.3 million primarily due to higher commercial base rent of $2.0 million.

Revenue

	Three Months Ended September 30,		2025 to 2026 Change
			Better (Worse)
(In thousands)	2026	2025	Amount	Percent
Base rent	$64,164	$59,250	$4,914	8.3%
Expense recoveries	12,185	11,151	1,034	9.3%
Percentage rent	222	302	(80)	(26.5)%
Other property revenue	454	383	71	18.5%
Credit losses on operating lease receivables, net	(72)	(407)	335	82.3%
Rental revenue	76,953	70,679	6,274	8.9%
Other revenue	1,464	1,325	139	10.5%
Total revenue	$78,417	$72,004	$6,413	8.9%

Total revenue increased $6.4 million, or 8.9%, in the 2026 Quarter compared to the 2025 Quarter.

Base rent. Base rent includes $2.6 million and $1.9 million for the 2026 Quarter and 2025 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.1 million for each of the 2026 Quarter and 2025 Quarter, to recognize income from the accretion of discounts related to in-place leases acquired in connection with purchased real estate investment properties. Base rent increased $4.9 million, or 8.3%, in the 2026 Quarter compared to the 2025 Quarter primarily due to (a) the initial operations of Hampden House of $2.3 million, (b) higher commercial base rent of $2.0 million and (c) higher residential base rent of $0.6 million.

Expense recoveries. Expense recoveries increased $1.0 million, or 9.3%, in the 2026 Quarter compared to the 2025 Quarter primarily due to an increase in recoverable property operating expenses.

Expenses

	Three Months Ended September 30,		2025 to 2026 Change
(In thousands)	2026	2025	Amount	Percent
Property operating expenses	$13,926	$12,024	$1,902	15.8%
Real estate taxes	8,716	8,154	562	6.9%
Interest expense, net	20,266	17,066	3,200	18.8%
Depreciation and amortization	16,148	14,106	2,042	14.5%
General and administrative	6,772	6,658	114	1.7%
Total expenses	$65,828	$58,008	$7,820	13.5%

Total expenses increased $7.8 million, or 13.5%, in the 2026 Quarter compared to the 2025 Quarter. The increase in total expenses is primarily attributable to the initial operations of Hampden House, which generated $6.1 million of expenses during the 2026 Quarter.

Property operating expenses. Property operating expenses increased $1.9 million, or 15.8%, in the 2026 Quarter compared to the 2025 Quarter primarily due to the initial operations of Hampden House of $1.0 million. Exclusive of Hampden House, property operating expenses increased $0.9 million primarily due to (a) higher repairs and maintenance costs across the portfolio of $0.4 million and (b) higher insurance costs across the portfolio of $0.3 million.

Real estate taxes. Real estate taxes increased $0.6 million, or 6.9%, in the 2026 Quarter compared to the 2025 Quarter primarily due to the initial operations of Hampden House of $0.6 million.

Interest expense, net. Interest expense, net increased $3.2 million, or 18.8%, in the 2026 Quarter compared to the 2025 Quarter primarily due to the initial operations of Hampden House of $2.9 million.

Depreciation and amortization. Depreciation and amortization increased $2.0 million, or 14.5%, in the 2026 Quarter compared to the 2025 Quarter primarily due to $1.6 million of depreciation expense related to Hampden House, which was not in service in the 2025 Quarter.

Nine months ended September 30, 2026 (the "2026 Period") compared to the nine months ended September 30, 2025 (the "2025 Period")

Net income for the 2026 Period decreased to $36.2 million from $41.0 million for the 2025 Period. The primary reason for the decline was the $12.5 million adverse impact of the initial operations of Hampden House. Exclusive of Hampden House, net income increased by $7.7 million primarily due to (a) higher commercial base rent of $4.8 million and (b) higher residential base rent of $4.1 million partially offset by (c) higher general and administrative costs of $0.9 million. Significant changes in revenue and expenses are discussed below.

Revenue

	Nine Months Ended September 30,		2025 to 2026 Change
			Better (Worse)
(In thousands)	2026	2025	Amount	Percent
Base rent	$189,738	$175,294	$14,444	8.2%
Expense recoveries	36,996	33,521	3,475	10.4%
Percentage rent	1,559	1,644	(85)	(5.2)%
Other property revenue	1,500	1,206	294	24.4%
Credit losses on operating lease receivables, net	(640)	(1,013)	373	36.8%
Rental revenue	229,153	210,652	18,501	8.8%
Other revenue	4,314	4,042	272	6.7%
Total revenue	$233,467	$214,694	$18,773	8.7%

Total revenue increased $18.8 million, or 8.7%, in the 2026 Period compared to the 2025 Period.

Base rent. Base rent includes $7.2 million and $6.7 million for the 2026 Period and 2025 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.4 million and $0.5 million for the 2026 Period and 2025 Period, respectively, to recognize income from the accretion of discounts related to in-place leases acquired in connection with purchased real estate investment properties. Base rent increased $14.4 million, or 8.2%, in the 2026 Period compared to the 2025 Period primarily due to the initial operations at Hampden House of $5.5 million and higher base rent at Twinbrook Quarter Phase I of $4.1 million. Exclusive of Twinbrook Quarter Phase I and Hampden House, base rent increased $4.8 million primarily due to (a) higher commercial base rent of $4.1 million and (b) higher residential base rent of $0.7 million.

Expense recoveries. Expense recoveries increased $3.5 million, or 10.4%, in the 2026 Period compared to the 2025 Period primarily due to an increase in recoverable property operating expenses.

Expenses

	Nine Months Ended September 30,		2025 to 2026 Change
(In thousands)	2026	2025	Amount	Percent
Property operating expenses	$43,217	$37,190	$6,027	16.2%
Real estate taxes	25,991	24,154	1,837	7.6%
Interest expense, net	59,950	50,633	9,317	18.4%
Depreciation and amortization	48,102	42,727	5,375	12.6%
General and administrative	20,029	19,085	944	4.9%
Total expenses	$197,289	$173,789	$23,500	13.5%

Total expenses increased $23.5 million, or 13.5%, in the 2026 Period compared to the 2025 Period, as described below. The increase in total expenses is primarily due to the initial operations of Hampden House, which generated $18.2 million of expenses during the 2026 Period.

Property operating expenses. Property operating expenses increased $6.0 million, or 16.2%, in the 2026 Period compared to the 2025 Period primarily due to the initial operations of Hampden House of $2.9 million. Exclusive of Hampden House, property operating expenses increased $3.1 million primarily due to (a) higher insurance costs across the portfolio of $0.9 million, (b) higher utility costs across the portfolio of $0.8 million, (c) higher repairs and maintenance costs across the portfolio of $0.7 million and (d) higher payroll costs across the portfolio of $0.3 million.

Real estate tax expense. Real estate tax expense increased $1.8 million, or 7.6%, in the 2026 Period compared to the 2025 Period primarily due to the initial operations of Hampden House of $1.8 million.

Interest expense, net. Interest expense, net, increased $9.3 million, or 18.4%, in the 2026 Period compared to the 2025 Period primarily due to (a) the initial operations of Hampden House of $8.6 million and (b) $1.0 million of higher interest incurred as a result of higher average outstanding debt partially offset by (c) $0.4 million of lower interest incurred as a result of lower average interest rates.

Depreciation and amortization. Depreciation and amortization increased $5.4 million, or 12.6%, in the 2026 Period compared to the 2025 Period primarily due to $4.8 million of depreciation expense related to Hampden House, which was not in service in the 2025 Period.

General and administrative. General and administrative expense increased $0.9 million, or 4.9%, in the 2026 Period compared to the 2025 Period primarily due to (a) higher costs related to grants made pursuant to the 2024 Stock Incentive Plan of $0.4 million and (b) higher employment costs of $0.4 million.

Same property revenue and same property net operating income

Same property revenue and same property net operating income are non-GAAP financial measures of performance intended to enhance period-to-period comparability by excluding the results of properties that were not in operation for the entirety of the comparable reporting periods.

We define same property revenue as total revenue less straight-line base rent and amortization of above/below market lease premiums and discounts related to leases acquired in connection with purchased real estate investment properties minus the revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property net operating income as net income plus (a) interest expense, net, (b) depreciation and amortization, (c) general and administrative expenses, (d) change in fair value of derivatives and (e) loss on the early extinguishment of debt minus (f) gains on property dispositions, (g) straight-line base rent, (h) amortization of above/below market lease premiums and discounts related to leases acquired in connection with purchased real estate investment properties and (i) the net operating income of properties that were not in operation for the entirety of the comparable periods.

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

Same property revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Total revenue	$78,417	$72,004	$233,467	$214,694
Revenue adjustments (1)	(2,726)	(2,050)	(7,568)	(7,145)
Acquisitions, dispositions and development properties	(2,283)	—	(5,053)	—
Total same property revenue	$73,408	$69,954	$220,846	$207,549

Shopping Centers	$48,626	$46,204	$146,222	$139,780
Mixed-Use properties	24,782	23,750	74,624	67,769
Total same property revenue	$73,408	$69,954	$220,846	$207,549

Total Shopping Center revenue	$48,626	$46,204	$146,222	$139,780
Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total Shopping Center same property revenue	$48,626	$46,204	$146,222	$139,780

Total Mixed-Use property revenue	$27,065	$23,750	$79,677	$67,769
Mixed-Use acquisitions, dispositions and development properties	(2,283)	—	(5,053)	—
Total Mixed-Use same property revenue	$24,782	$23,750	$74,624	$67,769

(1)Revenue adjustments are straight-line base rent and amortization of premiums and discounts related to above/below market leases.

Same property revenue for the 2026 Quarter compared to the 2025 Quarter increased $3.5 million, or 4.9%. The increase was favorably impacted by $1.2 million due to the lease up of Twinbrook Quarter Phase I. Exclusive of Twinbrook Quarter Phase I, same property revenue increased $2.3 million primarily due to (a) higher commercial base rent of $1.2 million and (b) higher expense recoveries of $0.7 million.

Same property revenue for the 2026 Period compared to the 2025 Period increased $13.3 million, or 6.4%. The increase was favorably impacted by $7.1 million due to the lease up of Twinbrook Quarter Phase I. Exclusive of Twinbrook Quarter Phase I, same property revenue increased $6.2 million primarily due to (a) higher commercial base rent of $3.3 million, (b) higher expense recoveries of $2.3 million, (c) lower credit losses on operating lease receivables, net, of $0.4 million and (d) higher residential base rent of $0.3 million.

Mixed-Use same property revenue is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Residential Mixed-Use properties (residential activity) (1)	$13,120	$12,298	$39,576	$34,422
Office Mixed-Use properties (2)	9,456	9,673	28,671	29,251
Residential Mixed-Use properties (retail activity) (3)	2,206	1,779	6,377	4,096
Total Mixed-Use same property revenue	$24,782	$23,750	$74,624	$67,769

(1)Includes Clarendon South Block, The Waycroft, Park Van Ness and The Milton at Twinbrook Quarter.
(2)Includes Avenel Business Park, Clarendon Center – North and South Blocks, 601 Pennsylvania Avenue and Washington Square.
(3)Includes The Waycroft, Park Van Ness and Twinbrook Quarter Phase I.

Same property net operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income	$12,642	$13,996	$36,231	$41,025
Interest expense, net	20,266	17,066	59,950	50,633
Depreciation and amortization	16,148	14,106	48,102	42,727
General and administrative	6,772	6,658	20,029	19,085
Gain on disposition of property	(53)	—	(53)	(120)
Revenue adjustments (1)	(2,726)	(2,050)	(7,568)	(7,145)
Total property net operating income	53,049	49,776	156,691	146,205
Acquisitions, dispositions, and development properties	(761)	—	(308)	—
Total same property net operating income	$52,288	$49,776	$156,383	$146,205

Shopping Centers	$37,416	$35,759	$110,449	$106,328
Mixed-Use properties	14,872	14,017	45,934	39,877
Total same property net operating income	$52,288	$49,776	$156,383	$146,205

Shopping Center property net operating income	$37,416	$35,759	$110,449	$106,328
Shopping Center acquisitions, dispositions and development properties	—	—	—	—
Total Shopping Center same property net operating income	$37,416	$35,759	$110,449	$106,328

Mixed-Use property net operating income	$15,633	$14,017	$46,242	$39,877
Mixed-Use acquisitions, dispositions and development properties	(761)	—	(308)	—
Total Mixed-Use same property net operating income	$14,872	$14,017	$45,934	$39,877

(1)Revenue adjustments are straight-line base rent and amortization of premiums and discounts related to above/below market leases.

Same property net operating income increased $2.5 million, or 5.0%, for the 2026 Quarter compared to the 2025 Quarter. The increase was favorably impacted by $1.1 million due to the lease up of Twinbrook Quarter Phase I. Exclusive of Twinbrook Quarter Phase I, same property net operating income increased $1.4 million primarily due to higher commercial base rent of $1.2 million.

Shopping Center same property net operating income for the 2026 Quarter totaled $37.4 million, an increase of $1.7 million, or 4.6%, compared to the 2025 Quarter. Shopping Center same property net operating income increased primarily due to (a) higher base rent of $1.3 million and (b) lower credit losses on operating lease receivables, net, of $0.4 million. Mixed-Use same property net operating income for the 2026 Quarter totaled approximately $14.9 million, an increase of $0.9 million, or 6.1%, compared to the 2025 Quarter, primarily due to the lease up of Twinbrook Quarter Phase I of $1.1 million. Exclusive of Twinbrook Quarter Phase I, Mixed-Use same property net operating income decreased $0.2 million primarily due to lower expense recoveries, net of expenses, of $0.2 million.

Same property net operating income increased $10.2 million, or 7.0%, for the 2026 Period compared to the 2025 Period. The increase was favorably impacted by $6.7 million due to the lease up of Twinbrook Quarter Phase I. Exclusive of Twinbrook Quarter Phase I, same property net operating income increased $3.5 million primarily due to higher commercial base rent of $3.3 million.

Shopping Center same property net operating income for the 2026 Period totaled $110.4 million, an increase of $4.1 million, or 3.9%, compared to the 2025 Period. Shopping Center same property net operating income increased primarily due to (a) higher base rent of $3.4 million and (b) lower credit losses on operating lease receivables, net, of $0.8 million. Mixed-Use same property net operating income for the 2026 Period totaled $45.9 million, an increase of $6.1 million, or 15.2%, compared to the 2025 Period primarily due to the lease up of Twinbrook Quarter Phase I of $6.7 million. Exclusive of Twinbrook Quarter Phase I, Mixed-Use same property net operating income decreased by $0.6 million primarily due to lower expense recoveries, net of expenses, of $0.4 million.

Mixed-Use same property net operating income is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Residential Mixed-Use properties (residential activity) (1)	$7,730	$7,097	$23,834	$19,329
Office Mixed-Use properties (2)	5,593	5,856	17,696	18,182
Residential Mixed-Use properties (retail activity) (3)	1,549	1,064	4,404	2,367
Total Mixed-Use same property net operating income	$14,872	$14,017	$45,934	$39,878

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

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash totaled $15.7 million and $11.8 million at September 30, 2026 and 2025, respectively. The Company maintains cash balances at various financial institutions and, from time to time, those balances may exceed federally insured limits. The Company has not experienced any losses on such deposits and actively monitors its banking relationships to mitigate its exposure to significant credit risk on those deposits. The Company's cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$74,049	$77,609
Net cash used in investing activities	(35,102)	(74,109)
Net cash used in financing activities	(31,976)	(2,011)
Net increase in cash, cash equivalents and restricted cash	$6,971	$1,489

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on outstanding debt.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $39.0 million decrease in cash used in investing activities is primarily due to (a) decreased development expenditures of $39.4 million partially offset by (b) increased additions to real estate investments throughout the portfolio of $0.3 million.

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

During 2025, the Company entered into a lease with Publix for a new grocery store, which we will construct, at Ashland Square in Prince William County, Virginia. The Ashland Square property currently includes three pad sites with operating tenants. Wawa and Wendy’s each commenced construction of their facilities in August 2026 with delivery planned during the first quarter of 2027. Publix and inline retail site work continues with foundation and retaining wall work; vertical construction of the Publix building is in process. Ashland Square Phase II leasing is progressing and we have executed leases for 84,000 square feet, or 67.2%, of the shopping center. Construction is expected to be complete in 2028. The net cost of the project is expected to be approximately $56.3 million, exclusive of capitalized interest. A portion of the cost of the project is being financed by a $34.0 million construction-to-permanent loan. When complete, Ashland Square is expected to ultimately comprise approximately 125,000 square feet of retail space including the 50,325 square foot Publix, the three existing pad sites, four additional pad sites and approximately 30,000 square feet of small shop space.

We are expanding our Kentlands Square II shopping center with the construction of two outparcel buildings totaling approximately 21,000 rentable square feet. Site work is expected to commence during the fourth quarter of 2026 and construction is projected to be completed in late 2027.

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

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan ("DRIP”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 122,584 and 49,880 shares under the DRIP at a weighted average discounted price of $32.46 and $32.57 per share during the nine months ended September 30, 2026 and 2025, respectively. The Company issued 520,243 and 405,960 limited partnership units under the DRIP at a weighted average price of $32.53 and $31.95 per unit during the nine months ended September 30, 2026 and 2025, respectively. The Company also credited 5,448 and 6,562 shares to directors pursuant to the reinvestment of dividends specified by the Directors' Deferred Compensation Plan at a weighted average discounted price of $32.44 and $32.57 per share, during the nine months ended September 30, 2026 and 2025, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of total debt to total estimated asset value of 50% or less and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to each property's aggregate cash flow. Given the Company's current debt level, it is management's belief that the ratio of the Company's debt to estimated total asset value was below 50% as of September 30, 2026.

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

At September 30, 2026, the Company had a $600.0 million Credit Facility comprised of a $460.0 million Revolving Credit Facility and a $140.0 million Term Loan. The Revolving Credit Facility matures on July 30, 2029 and can be extended for one additional year, subject to satisfaction of certain conditions. The Term Loan matures on July 28, 2028 and has two one-year extension options, subject to satisfaction of certain conditions. Interest accrues at SOFR plus an applicable spread, which is determined by certain leverage tests. As of September 30, 2026, the applicable spread for borrowings was 150 basis points for the Revolving Credit Facility and 145 basis points for the Term Loan. Letters of credit may be issued under the Credit Facility. On September 30, 2026, based on the value of the Company's unencumbered properties calculated in accordance with the terms of the Credit Facility, approximately $102.9 million was available and undrawn under the Credit Facility, $256.0 million was outstanding and approximately $464,000 was committed for letters of credit. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the Credit Facility.

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

As of September 30, 2026, the Company was in compliance with all such covenants. See Note 5 to the consolidated financial statements for a discussion of all financing activity.

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

The Company has a $34.0 million construction-to-permanent loan related to Ashland Square Phase II, which has a balance of zero at September 30, 2026.

The Company has a $133.0 million construction-to-permanent loan related to the Hampden House development project. As of September 30, 2026, the balance of the loan was $130.7 million, net of unamortized deferred debt costs.

The Company has a $145.0 million construction-to-permanent loan related to the residential and retail portions of Phase I of the Twinbrook Quarter development project. As of September 30, 2026, the balance of the loan was $141.2 million, net of unamortized deferred debt costs.

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

Funds From Operations ("FFO")1 available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2026 Quarter totaled $25.9 million, an increase of 2.5% compared to the 2025 Quarter. FFO available to common stockholders and noncontrolling interests was adversely impacted by $2.1 million, or $0.06 per basic and diluted share, due to the initial operations of Hampden House. Exclusive of Hampden House, FFO available to common stockholders and noncontrolling interests increased by $2.7 million primarily due to (a) higher commercial base rent of $2.0 million and (b) higher residential base rent of $0.6 million.

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

FFO available to common stockholders and noncontrolling interests (after deducting preferred stock dividends) for the 2026 Period totaled $75.9 million, a $0.6 million increase from the 2025 Period. FFO available to common stockholders and noncontrolling interests was adversely impacted by $7.7 million, or $0.22 per basic and diluted share, due to the initial operations of Hampden House. Exclusive of Hampden House, FFO available to common stockholders and noncontrolling interests increased by $8.3 million primarily due to (a) higher commercial base rent of $4.8 million, (b) higher residential base rent of $4.1 million and (c) lower credit losses on operating receivables, net, of $0.4 million partially offset by (d) higher general and administrative costs of $0.9 million.

The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net income	$12,642	$13,996	$36,231	$41,025
Subtract:
Gain on disposition of property	(53)	—	(53)	(120)
Add:
Real estate depreciation and amortization	16,148	14,106	48,102	42,727
FFO	28,737	28,102	84,280	83,632
Subtract:
Preferred stock dividends	(2,798)	(2,798)	(8,395)	(8,395)
FFO available to common stockholders and noncontrolling interests	$25,939	$25,304	$75,885	$75,237
Weighted average shares and units:
Basic	35,992	35,057	35,760	34,863
Diluted	36,031	35,069	35,805	34,880
Basic and diluted FFO per share available to common stockholders and noncontrolling interests	$0.72	$0.72	$2.12	$2.16

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

For accounting purposes, performance-based awards are not treated as granted until the Board establishes the target for those awards. As of September 30, 2026, (a) no expense has been recognized and (b) no estimate of future expense has been made for the 105,800 performance-based restricted shares awarded to officers where the accounting grant date has not occurred. If those awards had been granted for accounting purposes as of September 30, 2026, the additional estimated future expense would have been approximately $2.9 million, calculated using the fair value method and based on the closing share price of $30.08 on September 30, 2026, the final trading day of the 2026 Period.

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

For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Average Commercial Rents per Square Foot
	Nine Months Ended September 30,		2025 to 2026 Change
	2026	2025	Amount	Percent
Base rent	$23.11	$22.33	$0.78	3.5%
Effective rent	$21.35	$20.68	$0.67	3.2%

The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
September 30, 2026	50	9	7,814,783	1,252,860	95.3%	87.6%
September 30, 2025	50	8	7,808,783	1,242,809	95.2%	89.6%

As of September 30, 2026, 94.2% of the Commercial portfolio was leased, compared to 94.5% as of September 30, 2025. On a same property basis, which excludes Hampden House, 94.2% of the Commercial portfolio was leased as of September 30, 2026 compared to 94.5% as of September 30, 2025. Included in the 94.2% of space leased as of September 30, 2026, is approximately 117,137 square feet of space, representing 1.3% of total Commercial square footage, that has not yet been occupied by the respective tenants. Collectively, these leases are expected to produce approximately $3.9 million of additional annualized base rent, exclusive of straight-line base rent, an average of $33.36 per square foot, upon tenant occupancy and following any contractual rent concessions.

The Mixed-Use Commercial leasing percentage is composed of commercial leases at office mixed-use properties and residential mixed-use properties. On a comparative same property basis, the leasing percentage at office mixed-use properties decreased to 85.8% as of September 30, 2026 from 88.5% as of September 30, 2025. On a comparative same property basis, which excludes Hampden House, the retail leasing percentage at residential mixed-use properties increased to 98.6% as of September 30, 2026 from 96.2% as of September 30, 2025.

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

	Commercial Property Leasing Activity
					Average Base Rent per Square Foot
	Square Feet		Number of Leases		New/Renewed Leases		Expiring Leases
Three Months Ended September 30,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2026	241,151	51,246	73	7	$33.18	$35.93	$30.63	$32.36
2025	314,327	25,953	61	6	$22.76	$23.98	$21.80	$24.28

Additional information about the commercial leasing activity during the three months ended September 30, 2026 is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	Commercial Property Leasing Activity
	New Leases	First Generation/Development Leases	Renewed Leases
Number of leases	11	1	69
Square feet	30,118	2,646	262,279
Per square foot average annualized:
Base rent	$39.00	$47.00	$33.05
Tenant improvements	(3.39)	(20.00)	(0.56)
Leasing costs	(1.55)	(1.62)	(0.15)
Rent concessions	(0.31)	(1.17)	(0.22)
Effective rents	$33.75	$24.21	$32.12

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers as of September 30, 2026, for each of the next ten years beginning with 2026, assuming that none of the tenants exercise renewal options and excluding an aggregate of 368,557 square feet of unleased space, which represented 4.7% of the gross leasable area ("GLA") of the Shopping Centers as of September 30, 2026.

	Lease Expirations of Shopping Center Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2026 (2)	82,349	sf	1.1%	$1,545,181	1.0%	$18.76
2027	670,368		8.6%	14,049,015	9.2%	20.96
2028	1,440,608		18.4%	23,637,423	15.4%	16.41
2029	1,326,640		17.0%	26,684,528	17.4%	20.11
2030	797,293		10.2%	18,754,430	12.2%	23.52
2031	902,961		11.6%	18,778,912	12.3%	20.80
2032	490,371		6.3%	10,431,437	6.8%	21.27
2033	268,174		3.4%	7,171,103	4.7%	26.74
2034	270,948		3.5%	5,906,276	3.8%	21.80
2035	440,534		5.6%	10,688,411	7.0%	24.26
2036	393,086		5.0%	7,599,020	5.0%	19.33
Thereafter	362,894		4.6%	7,903,137	5.2%	21.78
Total	7,446,226	sf	95.3%	$153,148,873	100.0%	$20.57

(1)Calculated using annualized contractual base rent payable as of September 30, 2026 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2026 expirations, including 43,906 square feet of leases that are month-to-month, is $19.60 per square foot.

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties as of September 30, 2026, for each of the next ten years beginning with 2026, assuming that none of the tenants exercise renewal options and excluding an aggregate of 155,328 square feet of unleased office and retail space, which represented 12.4% of the GLA of the commercial space within the Mixed-Use Properties as of September 30, 2026.

	Commercial Lease Expirations of Mixed-Use Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2026 (2)	26,469	sf	2.1%	$727,550	1.9%	$27.49
2027	68,661		5.5%	1,870,170	5.0%	27.24
2028	78,546		6.3%	1,928,283	5.1%	24.55
2029	48,152		3.8%	1,835,841	4.9%	38.13
2030	93,495		7.5%	4,144,049	10.9%	44.32
2031	218,856		17.5%	6,066,913	16.0%	27.72
2032	35,947		2.9%	1,258,620	3.3%	35.01
2033	97,204		7.7%	4,647,177	12.3%	47.81
2034	62,711		5.0%	3,115,896	8.2%	49.69
2035	97,496		7.8%	5,919,232	15.6%	60.71
2036	124,782		9.9%	2,968,779	7.8%	23.79
Thereafter	145,213		11.6%	3,421,977	9.0%	23.57
Total	1,097,532	sf	87.6%	$37,904,487	100.0%	$34.54

(1)Calculated using annualized contractual base rent payable as of September 30, 2026, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
(2)The estimated market base rent per square foot for 2026 expirations, including 3,595 square feet of leases that are month-to-month, is $26.00 per square foot.

Residential Properties

As of September 30, 2026, the Company had 1,627 apartment leases, 173 of which will expire in 2026, 1,329 of which will expire in 2027 and 125 of which will expire in 2028. Annual base rent due under these leases is $14.0 million, $29.3 million and $1.3 million for the years ending December 31, 2026, 2027 and 2028, respectively.

Excluding Hampden House, the Residential portfolio was 97.1% leased at each of September 30, 2026 and September 30, 2025.

	Residential Same Property Leasing Activity
		Average Rent per Square Foot
Three Months Ended September 30,	Number of leases	New/Renewed Leases	Expiring Leases
2026	369	$3.77	$3.64
2025	268	3.89	3.79

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

The Company is exposed to interest rate fluctuations that will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of September 30, 2026, the Company had unhedged variable rate indebtedness totaling $156.0 million. If the interest rates on the Company's unhedged variable rate debt instruments outstanding at September 30, 2026 had been one percentage point higher or lower, annual interest expense relating to these debt instruments would have increased or decreased by $1.6 million based on those balances.

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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including its Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2026. Based on the foregoing, the Company's Chairman and Chief Executive Officer, its Executive Vice President-Chief Accounting Officer and Treasurer, and its Senior Vice President-Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

During the quarter ended September 30, 2026, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2025 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company's Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company's DRIP for the July 31, 2026 dividend distribution, collectively acquired 6,740 shares of common stock at a price of $33.35 per share and 160,758 limited partnership units at an average price of $33.48 per unit. The issuance of the limited partnership units was exempt from registration under Section 4(a)(2) of the Securities Act. The limited partnership units are convertible into shares of the common stock of the Company on a one-for-one basis. The terms of the DRIP are further described in the Company's registration statement on Form S-3D (Registration No. 333-261691), and the prospectus included therein, filed with the SEC.

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

Item 6.    Exhibits

10.	(a)	The Saul Centers, Inc. 2024 Stock Incentive Plan approved by the Shareholders on May 17, 2024 and filed as Annex A to the 2024 Schedule 14A (incorporated by reference).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (furnished herewith).*

99.	(a)	Schedule of Portfolio Properties (filed herewith).

101.
The following financial statements from the Company's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

SAUL CENTERS, INC. (Registrant)

Date: November 5, 2026	/s/ D. Todd Pearson
D. Todd Pearson President and Chief Operating Officer

Date: November 5, 2026	/s/ Joel A. Friedman
Joel A. Friedman Executive Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)

Date: November 5, 2026	/s/ Carlos L. Heard
Carlos L. Heard Senior Vice President and Chief Financial Officer (principal financial officer)